Form 10-K
period 1993-12-31
NEVADA POWER CO
filed 1994-03-28
CIK 71180

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1993   Commission file number 1-4698

                           NEVADA POWER COMPANY
          (Exact name of Registrant as Specified in its Charter)
               Nevada                                     88-0045330
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

       6226 West Sahara Avenue                                89102
          Las Vegas, Nevada                                 (Zip Code)
 (Address of principal executive offices)

    Registrant's telephone number, including area code: (702) 367-5000

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
          Title of Each Class               on which Registered
          -------------------              ---------------------
       Common Stock, $1 Par Value         New York Stock Exchange
                                           Pacific Stock Exchange
       Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

          Cumulative Preferred Stock, $20 Par Value, 5.40% Series
                             (Title of Class)

          Cumulative Preferred Stock, $20 Par Value, 5.20% Series
                             (Title of Class)

     Indicate by  check mark  whether the  registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                  ---   ---
     Indicate by  check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---
 41,944,428 shares of Common Stock were outstanding as of March 24, 1994.

     The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 24, 1994, was $943,749,630. (Computed by reference to the closing price on March 24, 1994, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts II and IV hereof.

     (2) Portions of the Registrant's definitive Proxy Statement dated March 14, 1994 for the Company's annual meeting of shareholders on May 6, 1994, are incorporated by reference into Part III hereof.

                             TABLE OF CONTENTS

                                                               Page
PART I                                                         ----

     Item  1. Business ......................................    1

     Item  2. Properties ....................................    9

     Item  3. Legal Proceedings .............................   10

     Item  4. Submission of Matters to a Vote of Security
              Holders........................................   11

     Supplemental Item.

           Executive Officers of Registrant .................   11

PART II

     Item  5. Market for the Registrant's Common Stock and
              Related Security Holder Matters ...............   12

     Item  6. Selected Financial Data .......................   12

     Item  7. Management's Discussion and Analysis of
              Financial Condition and Results of Operation...   12

     Item  8. Financial Statements and Supplementary Data ...   13

     Item  9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........   13

PART III

     Item 10. Directors and Executive Officers of the
              Registrant ....................................   13

     Item 11. Executive Compensation ........................   14

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management ................................   14

     Item 13. Certain Relationships and Related Transactions.   14

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K ...........................   15

SIGNATURES ..................................................   29

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     Nevada Power Company (the Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in Southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 916,000 at December 31, 1993) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located.

SOURCES OF ELECTRIC ENERGY SUPPLY

     The electric energy obtained from the Company's own generating facilities will be produced at the following plants:

                                           Number            Net Capacity
        Plant                             of Units            (Megawatts)
        -----                             --------           ------------
     Coal Fuel:
       Reid Gardner (Steam)..............     3                   330
       Reid Gardner Unit No. 4 (Steam)...     1                   275(1)
       Mohave (Steam)....................     2                   178(2)
       Navajo (Steam)....................     3                   255(3)
     Natural Gas and Oil Fuel:
       Clark (Steam).....................     3                   175
       Clark (Gas Turbine)..............      1                    50
       Clark (Combined Cycle)............     2                   466(4)
       Sunrise (Steam)...................     1                    80
       Sunrise (Gas Turbine).............     1                    69
                                                                -----
                                                                1,878
     _________________                                          =====

     (1) This represents 25 megawatts of base load capacity, 235 megawatts of peaking capacity and 15 megawatts upgrade capacity. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California. The Company is entitled to use 100% of the unit's capacity for 1,500 hours each year excepting that from 1993 through 1997, the Company has agreed to reduce its allocation of peaking capacity by 20 MW. The Company is entitled to 9.6% of the first 260 megawatts of capacity and associated energy and is entitled to all the 15 megawatt upgrade accomplished in 1990. Beginning in 1998, the Company has options for the use of increasing amounts of energy from the unit so that the Company may be entitled to use all of the unit's output 15 years from that date. The 1998 option for 10.17 MW was not exercised by the Company and has expired.

     (2) This represents the Company's 14% undivided interest in the Mohave Generating Station as tenant in common without right of partition with three other non-affiliated utilities.

     (3) This represents the Company's 11.3% undivided interest in the Navajo Generating Station as tenant in common without right of partition with five other non-affiliated utilities.
     (4) This includes additional capacity of 87 MW expected to be available in April 1994, due to conversion from simple cycle combustion turbine to combined cycle operation.

     The Company purchases Hoover Dam power pursuant to a contract with the State of Nevada which became effective June 1, 1987 and will continue through September 30, 2017. The Company's allocation of capacity is 235 MW.

     The peak electric demand experienced by the Company was 2,681 megawatts on August 2, 1993. This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

     For 1994, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF), also known as cogenerators, as follows:

                                     Contract Term
                                  ---------------------        Net Capacity
                                    From          To           (Megawatts)
                                  --------     --------        ------------
     Independent Power Producer:
     ---------------------------
       Nevada Sun-Peak Limited
        Partnership               06/08/91     05/31/16             210
     Qualifying Facilities:
     ----------------------
       Saguaro Power Company      10/17/91     04/30/22              90
       Nevada Cogeneration
        Associates #1             06/18/92     04/30/23              85
       Nevada Cogeneration
        Associates #2             02/01/93     04/30/23              85
       Las Vegas Cogeneration
        Limited Partnership       06/01/94(1)  05/31/24              45
                                                                    ---
                                                                    515
                                                                    ===
     (1) Expected operation date.

     The Company's total generating capacity of 2,628 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power, for the summer of 1994 will not be sufficient to meet the 1994 anticipated peak load demand and reserve margin needs. Accordingly, the Company has agreements with other utilities to purchase 465 megawatts of firm capacity and associated energy and plans to enter into agreements for an estimated additional 100 megawatts of firm capacity and associated energy for the months of June, July and August 1994.

FUEL SUPPLIES

     The fuels used to provide energy for the Company's generating facilities are coal, natural gas and oil. Its other sources of electricity are hydroelectric (Hoover Dam) and purchased power.

     The Company's  primary fuel  source  for  generation  is  coal.    The
following table shows the actual sources of fuel for generation for 1993 and anticipated sources of fuel for generation in 1994 and 1995.

                                        1993    1994    1995
                                        ----    ----    ----
          Coal........................   93%     93%     93%
          Natural Gas.................    7       7       7
                                        ---     ---     ---
                                        100%    100%    100%
                                        ===     ===     ===

     The Company's average delivered cost per ton of coal burned was as follows: 1991 - $32.78; 1992 - $34.54; 1993 - $34.43.

     Coal for both the Mohave and Navajo Stations is obtained from surface mining operations conducted by Peabody Coal Company (Peabody) on portions of the Black Mesa in Arizona within the Navajo and Hopi Indian reservations. The supply contracts with Peabody extend to December 31, 2005 for Mohave and to June 1, 2011 for Navajo, each contract having an option to extend for an additional 15 years.

     The anticipated full requirements for coal at the Reid Gardner Generating Station are covered by contracts through 1994. Partial requirements for coal are presently under contract through the year 2007. The Company anticipates no major difficulties in purchasing the remainder of its coal requirements based upon current coal market conditions in the Western United States. All coal for Reid Gardner presently comes from underground mines in Utah and Colorado.

     All  of   the  Company's   long-term  coal  supply  contracts  contain
provisions providing for adjustments in the price of coal to reflect increases or decreases in the costs of mining operations.

     The Company's natural gas supply is subject to curtailment due to limited pipeline capacity. All the Company's plants using natural gas also have the capability of burning oil on a sustained basis.

CONSTRUCTION AND FINANCING PROGRAMS

     The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1993 amounted to $880,969,000 and $50,047,000 respectively.

     The following table sets forth the Company's actual construction expenditures for 1993, and currently estimated construction expenditures, including Allowance for Funds Used During Construction, for 1994 and 1995.

                                          1993      1994      1995
                                       --------  --------  --------
                                               (In Thousands)

     Generating Facilities............ $ 74,456  $ 65,026  $ 62,769
     Transmission Facilities..........   10,112    28,812    35,724
     Distribution Facilities..........   72,865    71,160    66,017
     Other............................   15,704     9,890    10,000
                                       --------  --------  --------
                                       $173,137  $174,888  $174,510
                                       ========  ========  ========

     The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

     To meet capital expenditure requirements through 1995, the Company will utilize internally generated cash, the proceeds from industrial development revenue bonds, first mortgage bonds, and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. The Company issued 1,640,326 shares of its common stock in 1993 under the SPP.

     At the end of 1993, common equity represented 46.0% of total capitalization. The Company sold 2.7 million shares of common stock for net proceeds of $65.7 million through an underwritten public offering in 1993. The net proceeds were used to reduce short-term debt which was incurred primarily to construct necessary plant facilities.

      On January 13, 1993, the Company sold $45 million of First Mortgage Bonds, Series Z, through a public offering. The bonds will mature in 2023 and will require interest payments due on January 1 and July 1 at the annual rate of 8.50%. Net proceeds from the sale of the bonds were used for the redemption of the Company's 9.375% Series S on February 15, 1993.

     The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1993 and assuming an 8 1/2 percent interest rate on new bonds, the Company would be able to issue approximately $379 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

     The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1993, this test would permit the issuance of $371 million of additional preferred stock at a dividend rate of 8 1/2 percent.

RESOURCE PLANNING

     The Company's rate of customer growth, especially in recent years, has been among the highest in the nation. The annual customer growth rate was
5.4 percent, 4.6 percent, and 5.3 percent in 1993, 1992, and 1991, respectively.

     The peak demand for electricity by the Company's customers increased from 2,501 megawatts in 1992 to 2,681 megawatts in 1993. The Company's 1993 energy sales reached 11,155,270 megawatthours, an increase of 5.8 percent over 1992.

     Every three years Nevada law requires the Company to file with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. On September 16, 1991, the PSC approved the Company's 1991 Resource Plan, and during 1992 and 1993, the PSC approved the first through fourth amendments to the Resource Plan. The Resource Plan, as amended and approved in 1992 and 1993, includes the following major projects:

     (1) two 90 megawatt (MW) combined-cycle generating units at the Clark Generating Station, one added in 1993 and one to be added in 1994;

     (2) the construction of two 70 (MW) combustion turbine generating units at the Harry Allen Project site, one unit in 1995 and one unit in 1996. The 1996 Allen combustion turbine will be subject to a cost comparison of purchased power resources that will be competitively bid with the least expensive resource taken as the Company's supply choice;

     (3) a total of 305 (MW) in purchased power from four qualifying facilities, with 175 (MW) and 85 (MW) received beginning in 1992 and 1993, respectively, and 45 (MW) expected to be received beginning in 1994;

     (4) planning costs for a 500 kilovolt (KV) transmission system from the Harry Allen Substation, located north of the Las Vegas Valley, to Marketplace, a future 500 KV switching station located near the McCullough Substation south of the Las Vegas Valley. The Company must present final plans on this system for PSC approval. If PSC approval is received, the transmission system could be operational by 1998;

     (5) installation of additional emissions reduction equipment at the Navajo Generating Station;

     (6)  firm purchased power of 75 (MW);

     (7) the construction of a 230 KV transmission line from Arden Substation, located southwest of Las Vegas, to Northwest Substation, located northwest of Las Vegas; and

     (8)  several demand-side pilot projects.

     On September 29, 1993, a fifth amendment to the Company's 20-year Resource Plan was filed with the PSC. On February 25, 1994, the PSC approved a stipulation among the Company, PSC Staff, Office of the Consumer Advocate and other intervenors granting the Company's request. The amendment calls for three purchase power contracts with Southern California Edison, the City of Glendale and the Salt River Project totaling 160 MWs for the years 1996 to 2000. These purchase power contracts are a result of the Company's 1996 Request for Proposal for supply-side resources. The stipulation also approved a 50 (MW) purchase power contract with Arizona Public Service for the years 1995 to 1997.

     The Company will file its 1994 Resource Plan on July 1, 1994. As part of the plan, the Company anticipates a portion of the supply-side resources and demand-side programs to be obtained through a Request For Proposal process.

REGULATION AND RATES

     The Company is subject to regulation by the PSC which has regulatory powers with respect to rates, facilities, services, reports, issuance of securities and other matters.

     Following is a summary of the rate increases or decreases that have been granted the Company during the past three years.
                                                             Amount in
          Effective                                          Millions
            Date          Nature of Increase (Decrease)      of Dollars
        -------------    ------------------------------      ----------
        Jan. 1, 1991     Energy rate increase                 24.4
        March 4, 1991    Energy and resource plan
                           rate increase                       1.0
        Nov. 12, 1991    General rate increase                12.2
                         Energy rate increase                 11.4
        July 27, 1992    General rate increase                22.2
                         Energy and resource plan
                           net rate decrease                 (26.4)
        June 28, 1993    Energy and resource plan
                           net rate increase                  42.1

All amounts are on an annual basis.

     In 1985, the Company incurred $15.8 million in increased fuel and purchased power expenses after a ruptured steam line at the jointly owned Mohave Generating Station resulted in a loss of the plant for six months. The PSC allowed the Company to recover one half of the increased expenses subject to refund. Fourth quarter 1990 earnings reflected a $12.9 million charge to record a subsequent proposed order issued by the PSC which stated that the Company shall not recover any of the increased costs. The Company has fully reserved for any negative financial effect related to the proposed order. In 1991, the PSC set aside the proposed order and ordered the parties to participate in joint hearings before the California Public Utilities Commission (CPUC). The CPUC hearings are now concluded, and the PSC will prepare its own opinion based on the record created in the CPUC hearings. In January 1994, the administrative law judge in the CPUC proceeding issued a proposed opinion denying recovery to Southern California Edison (SCE) of its incremental purchased power costs resulting from the accident. SCE has filed comments with the CPUC concerning the proposed decision.

     On August 12, 1993, the Company filed a request with the PSC to recover additional fuel and purchased power costs of $29.7 million under the state's deferred energy accounting procedures. This request included $9.8 million of deferred energy costs for the period of December 1, 1992, to May 31, 1993, and $19.9 million to adjust the base energy rate. The Company subsequently amended its request to $26.8 million. Hearings in this matter were concluded in December 1993, and the PSC granted an increase in rates of $23.6 million, effective February 1, 1994. The PSC order resulted in fourth quarter 1993 charges of $2 million net of taxes for deferred energy costs.

     On November 19, 1993, the PSC Staff filed a petition with the PSC alleging that the Company may be overearning as much as $17 million annually because business conditions have changed substantially since the Company received its last general rate case decision in July 1992. On January 10, 1994, the PSC voted to open an investigation into the Company's earnings. Management believes the Company's earnings are within the authorized rate of return granted to the Company in July 1992. Hearings on this proceeding are scheduled to commence in June 1994.

     On February 28, 1994, the Company filed requests with the PSC to recover additional fuel and purchased power costs of $38.5 million and resource planning costs of $1 million. The energy rate request included

$28.7 million of deferred energy costs for the test period ended November 30, 1993, and $9.8 million to adjust the base energy rate.

     As permitted by state statute, the Company defers differences between the current cost of fuel and purchased power, and base energy costs as defined. Under regulations adopted by the PSC, the balance in the deferred energy account at the end of twelve months should be cleared, over a subsequent period. Recovery of increased costs is permitted to the extent that the Company has not realized its authorized overall rate of return. If the Company has exceeded the authorized rate of return, the portion of deferred energy costs represented in such excess is transferred to the next deferred energy recovery period. The energy costs deferred are included as a current item in determining taxable income for federal income tax purposes. However, for financial statement purposes, the federal income tax effect is deferred and amortized to income as the deferred energy account is cleared. PSC regulations allow the fuel base portion of the Company's general rates to be changed at the time of a hearing to clear the balance in the deferred energy account. This permits the recovery of fuel expenses on a deferred basis, however, recovery will have no effect on the Company's earnings.

     The Company is allowed to recover on an annual basis the costs of developing its 20-year resource plan. Also, by an order of the PSC in June 1988, the Company is allowed to capitalize certain costs associated with Commission approved conservation programs.

ENVIRONMENTAL MATTERS

     The Company is subject to regulation by federal, state and local authorities with regard to air and water quality control and other environmental matters.

     Environmental expenditures made by the Company are currently being recovered through customer rates. Management believes environmental expenditures will increase over time and the increased costs will also be recovered as necessary utility expenses. A discussion of pending environmental matters is provided below.

     The Federal Clean Air Act Amendments of 1990 include provisions which will affect the Company's existing steam generating facilities and all new fossil fuel fired facilities. Title IV of the Amendments provides a national cap on sulfur dioxide emissions by mandating emissions reductions for many electric steam generating facilities. The sulfur dioxide provisions of the Amendments will not adversely affect the Company because the Company's steam units burn low sulfur fuels or have sulfur dioxide control equipment. Title IV of the Amendments also provides for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This Title will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million. Other provisions of the Amendments will require the Company to install or upgrade Continuous Emission Monitoring systems at all steam generating units before 1995, at an expected cost of up to $3.3 million.

     The United States Congress authorized $2 million for the Environmental Protection Agency (EPA) to study the potential impact the Mohave Generating Station (MGS) may have on visibility in the Grand Canyon. The EPA report is expected to be finalized in late 1995, with a follow-up report from the Grand Canyon Visibility Transport Commission in late 1996. Also, the

Nevada Division of Environmental Protection has imposed more stringent stack opacity limits for the MGS. This change may affect the Company's utilization of resources, but, until more experience is gained by operating at the new opacity levels, any effect cannot be determined. As a 14 percent owner of the MGS, the Company will be required to fund any plant improvements that may result from the EPA study and operation at the new opacity levels. The cost of any potential improvements cannot be estimated at this time.

     In 1991, the U.S. Environmental Protection Agency published an order requiring the Navajo Generating Station (NGS) to install scrubbers to remove 90 percent of sulfur dioxide beginning in 1997. As an 11.3 percent owner of the NGS, the Company will be required to fund an estimated $46.6 million for installation of the scrubbers. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers up to $46.6 million.

COMPETITION

     Deregulation of the electric utility industry is accelerating with the enactment of the National Energy Policy Act of 1992 (Act). Deregulation will lead to further competition in the industry as generators of power obtain greater access to transmission facilities linking them to potential new customers. Most observers believe the electric utility beneficiaries of the Act will be twofold; those who can provide low cost generation for sale and those who have strategically located transmission highways that can transmit low cost power from one area to another.

     Within the region the Company's residential rates are competitive. However, large industrial customer rates may require adjustment to remain competitive in the changing environment. In recognition of the changing regional competitive environment, the Company is focusing on the costs of serving various classes of customers and the appropriate rates to be charged based on those costs of service. The Company will seek through the PSC any rate adjustments necessary to maintain a competitive position.

     An opportunity exists given the Company's strategic location in the center of a region of price diversity. As generators arrange for sales of electricity to customers in other areas, some of the power may need to be transmitted through the Company's service territory. The Company would have an opportunity to charge the generators for the transmission of energy through its system. The Company is studying the feasibility of constructing additional cost effective transmission facilities to maximize the advantage of its strategic location.

     In September 1993, as a part of a comprehensive organizational study, the Company offered a voluntary early retirement package to 175 employees who would be at least 55 years of age, and have completed at least 10 years of service by March 31, 1994. A total of 109 employees, or approximately 6 percent of the work force, accepted the package. In October 1993, the Company's Board of Directors unanimously approved a new organization structure that realigns functions to improve operations and customer service. The Company expects that the net result from the change in organizational structure will be a leaner work force that operates more efficiently and makes the Company more competitive in a changing electric energy industry. At December 31, 1993, organizational study, early retirement and severance costs of $6.7 million are included in other deferred charges.

EMPLOYEES

The Company had 1,741 active employees at December 31, 1993.

                            ITEM 2. PROPERTIES


     The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

     The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 230 kilovolt lines presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 39-mile, 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. In addition to the above, the Company has 263 miles of 138 kilovolt and 483 miles of 69 kilovolt transmission lines in service.

     In 1990 the Company added a new transmission interconnection consisting of a 345 kilovolt line from Harry Allen Substation in Southern Nevada to Red Butte Substation in Southern Utah near the City of St. George and a 230 kilovolt line from Harry Allen Substation to Westside Substation which is located in Las Vegas. The Company owns the 50-mile, 230 kilovolt line and 100 percent of the 69 miles of the 345 kilovolt line from Harry Allen Substation to the Nevada-Utah border; PacifiCorp owns 100 percent of the 345 kilovolt line portion from the Nevada-Utah border to Red Butte Substation.

     At December 31, 1993, the Company owned 98 transmission and distribution substations with a total installed transformer capacity of 10,186,441 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes and the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes.

     At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     As of December 31, 1993, there were approximately 3,029 miles of pole line together with approximately 5,609 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 5,160,941 kilovolt-amperes.

                         ITEM 3. LEGAL PROCEEDINGS


SUSPENDED DELIVERIES UNDER MOUNTAIN COAL COMPANY CONTRACT

     In December 1992, the Company suspended deliveries under a coal contract with Mountain Coal Co. based on a pricing dispute. Mountain Coal Co. filed a lawsuit in the federal district court for the State of Utah seeking a determination that the Company had repudiated the coal supply agreement. In October 1993, the court found in favor of Mountain Coal Co.'s position. The Company appealed the court's order, however, in March 1994, the Company resolved the litigation and bought out the remaining obligation under the contract by issuing a promissory note (bearing interest at 10%) for a total of $25 million. The facility using the coal under this contract is jointly owned; accordingly, the Company's portion of this settlement is $15.25 million. The settlement and buyout have been recorded as of December 31, 1993, with $25 million included in notes payable, $15.25 million included in deferred energy costs and $9.75 million included in other receivables. The settlement and buyout will result in lower fuel costs to the Company's customers over the otherwise remaining life of the contract; accordingly, based on similar past buyouts, management believes that the cost of the buyout will be recovered through Nevada's deferred energy accounting procedures.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

            SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The Company's executive officers are as follows:

                       Age as of
         Name      December 31, 1993          Position
         ----      -----------------          --------
    Charles A. Lenzie       56        Chairman of the Board and Chief
                                       Executive Officer
    James C. Holcombe       48        President and Chief Operating
                                       Officer
    David G. Barneby        48        Vice President, Power Delivery
    Cynthia K. Gilliam      45        Vice President, Retail Customer
                                       Operations
    Richard L. Hinckley     38        Vice President, Secretary and
                                       General Counsel
    Steven W. Rigazio       39        Vice President, Finance and
                                       Planning, Treasurer, Chief
                                       Financial Officer
    Gloria T. Banks Weddle  44        Vice President, Human Resources and
                                       Corporate Services

     Each of the executive officers has been actively engaged in the business of the Company for more than five years.

     Charles A. Lenzie was elected Chairman of the Board and Chief Executive Officer on May 1, 1989. Prior to that time he was President of the Company.

     James C. Holcombe joined the Company as Executive Vice President on March 1, 1989 and was elected President and Chief Operating Officer on May 1, 1989. Prior to joining the Company he was Vice President of Resource Development for San Diego Gas and Electric Company.

     David G. Barneby was elected Vice President, Power Delivery effective October 14, 1993. He joined the Company in 1965 as a Student Engineer and was made a Junior Engineer in 1967. He was promoted to Superintendent of the Reid Gardner Generating Station in 1976; Project Manager - Reid Gardner Unit 4 in 1979 and in 1985 appointed Manager - Generation Engineering and Construction. He was elected Vice President - Generation in 1989. His title was changed to Vice President - Power Supply later that year.

     Cynthia K. Gilliam was elected Vice President - Retail Customer Operations effective October 14, 1993. She joined the Company in 1974 as a Rate Analyst and was promoted to Rates Administrator in 1979 and to Manager of Financial Planning in 1983. In 1987, she was appointed Manager of Human Resource Planning. She was elected Vice President - Personnel in l988 and her title was changed to Vice President - Human Resources in l989. In 1992, she was elected Vice President - Customer Service.

     Richard L. Hinckley was elected Vice President, Secretary and General Counsel effective October 14, 1993. He joined the Company as Staff Counsel in l985; was promoted to Assistant Secretary and Chief Counsel in 1989 and elected Vice President, Chief Counsel and secretary in 1991. Prior to joining the Company, he served as Staff Attorney with the Nevada Public Service Commission and as Assistant Attorney General in Utah.

     Steven W. Rigazio was elected Vice President, Finance and Planning, Treasurer, Chief Financial Officer effective October 14, 1993. He joined the Company in l984 as a Rates Administrator and was promoted to Supervisor of Rates and Regulations in l985, Manager of Rates and Regulatory Affairs in l986, Director of System Planning in l990, Vice President - Planning in 1991 and Vice President and Treasurer, Chief Financial Officer in 1992.

     Gloria T. Banks Weddle was elected Vice President - Human Resources and Corporate Services effective October 14, 1993. She first joined the Company in 1973, was promoted to Manager of Compensation and Benefits in 1988 and Director of Human Resources in 1991. She was elected Vice President - Human Resources in 1992.

                                 PART  II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED SECURITY HOLDER MATTERS


     Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1992 and 1991 are hereby incorporated by reference from page 43 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which is filed herewith as Exhibit 13.

                      ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is hereby incorporated by reference from pages 44 to 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which is filed herewith as Exhibit 13.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by Item 7 is hereby incorporated by reference from pages 16 to 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which are filed herewith as Exhibit 13.

            ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements for the years ended December 31, 1993, 1992 and 1991 together with the auditors' report thereon required by
Item 8 are incorporated by reference from the following pages of the Company's Annual Report to Shareholders for the year ended December 31, 1993, which are filed herewith as Exhibit 13.

                                                              Annual
                                                              Report
                                                               Page
                                                              ------
     Statements of Income for the Years Ended
      December 31, 1993, 1992 and 1991......................   22
     Statements of Retained Earnings for the Years
      Ended December 31, 1993, 1992 and 1991................   23
     Balance Sheets - December 31, 1993 and 1992............  24-25
     Schedules of Capitalization -
      December 31, 1993 and 1992............................  26-27
     Schedules of Long-Term Debt -
      December 31, 1993 and 1992............................  28-29
     Statements of Cash Flows for the Years Ended
      December 31, 1993, 1992 and 1991......................   30
     Notes to Financial Statements..........................  31-41
     Independent Auditors' Report...........................   42
     Report of Management...................................   42

     See Note 10 of Notes to Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

     Financial statements and supplemental schedules of the Company's subsidiaries are omitted since their aggregate total assets, sales and revenues, and income before income taxes are not material in relation to the Company's total assets, sales and revenues, and income before income taxes.
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE


     There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent financial statements, December 31, 1993, reporting a change of accountants.

                                 PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information  required  by  Item  10  with  respect  to  the  Company's executive officers is set forth in Part I, Item 4., under the preceding heading "Supplemental Item. Executive Officers of Registrant". The other information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1994 and heretofore filed with the Securities and Exchange Commission ("SEC"). (See the heading therein "Election of Directors".)

                      ITEM 11. EXECUTIVE COMPENSATION


     The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1994 and heretofore filed with the SEC. (See the heading therein "Executive Compensation".)

                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT


     The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1994 and heretofore filed with the SEC. (See the heading therein "Security Ownership of Management".)

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Management of the Company has no knowledge of any transaction, relationship or indebtedness which is required to be disclosed by Item 13.

                                  PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                          AND REPORTS ON FORM 8-K


     The Company's financial statements for the years ended December 31, 1993, 1992 and 1991 together with the auditors' report appearing on pages 22 to 42 of Nevada Power Company's 1993 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

FINANCIAL STATEMENT SCHEDULES FOR THE
YEARS ENDED DECEMBER 31, 1993, 1992, and 1991                        PAGE
- -------------------------------------------------------------------------
Independent Auditors' Consent and Report on Schedules.............    24
Schedule V - Electric Plant.......................................   25-27
Schedule VI - Accumulated Depreciation............................   25-27
Schedule VIII - Valuation and Qualifying Accounts.................    28

     All other schedules and financial statements of subsidiaries not consolidated are omitted because they are not applicable, not required, or because the information is included in the financial statements or notes thereto.

EXHIBITS FILED                         DESCRIPTION
- --------------                         -----------
    13 Pages 16 to 45 of Nevada Power Company's Annual Report to Shareholders for the Year Ended December 31, 1993 (incorporated by reference in Parts II and IV hereof).
    10.69      Long-Term Incentive Plan dated as of January 1, 1993.
    10.70 Contract for Long-Term Power Purchases from Qualifying Facilities dated May 27, 1992 between Las Vegas Co-generation, Inc. and Nevada Power Company,
               Replaces Exhibit 10.50.
    10.71 Settlement Agreement and Promissory Note between Mountain Coal Company and Atlantic Richfield Company and Nevada Power Company dated March 9, 1994.

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
  3.1   Bylaws, as amended February 9, 1984  3 to Form 10-K          1-4698
                                                                  Year 1983
  3.2   Restated Bylaws, as amended
         May 13, 1988                        4.8 to Form S-3       33-33545
         January 10, 1991                    3.2 to Form 10-K        1-4698
                                                                  Year 1990
  3.3   Restated Articles of Incorporation,  2.2 to Form S-7        2-65097
         filed November 7, 1978
  3.4   Amendment to Restated Articles of    2.3 to Form S-16       2-67853
         Incorporation, filed May 19, 1980
  3.5   Amendment to Restated Articles of    3.4 to Form 10-K        1-4698
         Incorporation filed May 31, 1983                         Year 1983
  3.6   Amendment to Restated Articles of    4.4 to Form S-3        33-4567
         Incorporation, filed May 12, 1986
  3.7   Amendment to Restated Articles of    4.6 to Form S-3       33-15554
         Incorporation, filed May 12, 1987
  3.8   Amendment to Restated Articles of    3.7 to Form 10-K        1-4698
         Incorporation filed June 10, 1988                        Year 1988
  3.9   Restated Articles of Incorporation   3.8 to Form 10-K        1-4698
         filed June 10, 1988                                      Year 1988
  3.10  Amendment to Restated Articles of    4.7 to Form S-8       33-32372
         Incorporation filed May 23, 1989.
  3.11  Amendment to Restated Articles of    4.8 to Form S-3       33-55698
         Incorporation filed June 8, 1992.
  4.1   Certificate of Designation of Cumulative
         Preferred Stock as follows:
            5.40% Series                     2.1 to Form S-1        2-16968
            5.20% Series                     2.1 to Form S-1        2-20618
            4.70% Series                     3.2 to Form 8-K         1-4698
                                                                  July 1965
            8% Series                        2.1 to Form S-7        2-44513
            8.70% Series                     2.1 to Form S-7        2-49622
           11.50% Series                     2.1 to Form S-7        2-52238
            9.75% Series                     2.1 to Form S-7        2-56788
            Auction Series A                 4.6 to Form S-3       33-15554
            Auction Series A as amended
             November 14, 1991               4.9 to Form S-3       33-44460
            Auction Series A as amended
             December 12, 1991               4.1 to Form 10-K        1-4698
                                                                  Year 1992
            9.90% Series                     4.1 to Form 10-K        1-4698
                                                                  Year 1992
  4.2   Indenture of Mortgage and Deed of    4.2 to Form S-1        2-10932
         Trust Providing for First Mortgage
         Bonds, dated October 1, 1953 and
         Nineteen Supplemental Indentures
         as follows:
         First Supplemental Indenture,       4.2 to Form S-1        2-11440
          dated August 1, 1954
         Second Supplemental Indenture,      4.9 to Form S-1        2-12566
          dated September 1, 1956
         Third Supplemental Indenture,       4.13 to Form S-1       2-14949
          dated May 1, 1959
EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
         Fourth Supplemental Indenture,      4.5 to Form S-1        2-16968
          dated October 1, 1960
         Fifth Supplemental Indenture,       4.6 to Form S-16       2-74929
          dated December 1, 1961
         Sixth Supplemental Indenture,       4.6A to Form S-1       2-21689
          dated October 1, 1963
         Seventh Supplemental Indenture,     4.6B to Form S-1       2-22560
          dated August 1, 1964
         Eighth Supplemental Indenture,      4.6C to Form S-9       2-28348
          dated April 1, 1968
         Ninth Supplemental Indenture,       4.6D to Form S-1       2-34588
          dated October 1, 1969
         Tenth Supplemental Indenture,       4.6E to Form S-7       2-38314
          dated October 1, 1970
         Eleventh Supplemental Indenture,    2.12 to Form S-7       2-45728
          dated November 1, 1972
         Twelfth Supplemental Indenture,     2.13 to Form S-7       2-52350
          dated December 1, 1974
         Thirteenth Supplemental             4.14 to Form S-16      2-74929
          Indenture, dated October 1,
          1976
         Fourteenth Supplemental             4.15 to Form S-16      2-74929
          Indenture, dated May 1, 1977
         Fifteenth Supplemental              4.16 to Form S-16      2-74929
          Indenture dated September 1,
          1978
         Sixteenth Supplemental Indenture,   4.17 to Form S-16      2-74929
          dated December 1, 1981
         Seventeenth Supplemental            4.2 to Form 10-K        1-4698
          Indenture, dated August 1, 1982                         Year 1982
         Eighteenth Supplemental Indenture,  4.6 to Form S-3        33-9537
          dated November 1, 1986
         Nineteenth Supplemental Indenture,  4.2 to Form 10-K        1-4698
          dated October 1, 1989                                   Year 1989
         Twentieth Supplemental Indenture,   4.21 to Form S-3      33-53034
          dated May 1, 1992
         Twenty-First Supplemental           4.22 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Second Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Third Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fourth Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fifth Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated January 1, 1993
  4.3   Instrument of Further Assurance      4.8 to Form S-1        2-12566
         dated April 1, 1956 to Indenture
         of Mortgage and Deed of Trust
         dated October 1, 1953
  4.4   Rights Agreement dated October 15,   4.1 to Form 8-A         1-4698
         1990 between Manufacturers Hanover                       Year 1990
         Trust Company and Nevada Power
         Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.1   Contract for Sale of Electrical      13.9A to Form S-1      2-10932
         Energy between State of Nevada
         and the Company, dated October
         10, 1941
 10.2   Amendment dated June 30, 1953 to     13.9A to Form S-1      2-10932
         Exhibit 10.1
 10.3   Contract for Sale of Electrical      13.10 to Form S-1      2-10932
         Energy between State of Nevada
         and the Company, dated June 1,
         1951
 10.4   Agreement dated November 10, 1948    13.18 to Form S-1      2-12697
         between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5
 10.5   Agreement dated October 21, 1949     13.19 to Form S-9      2-12697
         between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5
 10.6   Mohave Project Plant Site            13.27 to Form S-9      2-28348
         Conveyance and Co-tenancy
         Agreement dated May 29, 1967
         between the Company and Salt
         River Project Agricultural
         Improvement and Power District
         Southern California Edison
         Company
 10.7   Eldorado System Conveyance and       13.30 to Form S-9      2-28348
         Co-tenancy Agreement dated
         December 20, 1967 between the
         Company and Salt River Project
         Agricultural Improvement and
         Power District and Southern
         California Edison Company
 10.8   Mohave Operating Agreement dated     13.26F to Form S-1     2-38314
         July 6, 1970 between the Company,
         Salt River Project Agricultural
         Improvement and Power District,
         Southern California Edison
         Company and Department of Water
         and Power of the City of Los
         Angeles
 10.9   Navajo Project Participation         13.27A to Form S-1     2-38314
         Agreement dated September 30,
         1969 between the Company, the
         United States of America,
         Arizona Public Service Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and Tucson Gas & Electric
         Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.10  Navajo Project Coal Supply           13.27B to Form S-1     2-38314
         Agreement dated June 1, 1970
         between the Company, the United
         States of America, Arizona
         Public Service Company,
         Department of Water and Power
         of the City of Los Angeles,
         Salt River Project Agricultural
         District, Tucson Gas & Electric
         Company and the Peabody Coal
         Company
 10.11  Contract dated January 1, 1968       13.32 to Form S-1      2-34588
         between the Company and United
         States Bureau of Reclamation for
         interconnections at Mead Station
 10.12  Note Agreement dated December 11,    5.35 to Form S-7       2-49622
         1973 relating to $25,000,000
         8-1/2% Promissory Notes due 1998
 10.13  Reclaimed Wastewater Purchase        5.36 to Form S-7       2-52238
         Agreement dated June 21, 1974
         among City of Las Vegas, Nevada,
         Clark County Sanitation District
         No. 1, County of Clark, Nevada
         and Nevada Power Company
 10.14  Equipment Lease dated as of          5.37 to Form 8-K        1-4698
         March 1, 1974 between Nevada Power                      April 1974
         Company, Lessor, and Clark County,
         Nevada, Lessee
 10.15  Sublease Agreement dated as of       5.38 to Form 8-K        1-4698
         March 1, 1974 between Clark                             April 1974
         County, Nevada, Sublessor,
         and Nevada Power Company,
         Sublessee
 10.16  Guaranty Agreement dated as of       5.39 to Form 8-K        1-4698
         March 1, 1974 between Nevada                            April 1974
         Power Company and Commerce
         Union Bank as Trustee
 10.17  Navajo Project Co-tenancy            5.31 to Form 8-K        1-4698
         Agreement dated March 23, 1976                          April 1974
         between the Company, Arizona
         Public Service Company,
         Department of Water and
         Power of the City of Los Angeles,
         Salt River Project Agricultural
         Improvement and Power District,
         Tucson Gas & Electric Company
         and the United States of America
 10.18  Amended Mohave Project Coal Supply   5.35 to Form S-7       2-56356
         Agreement dated May 26, 1976
         between the Company and Southern
         California Edison Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and the Peabody Coal Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.19  Amended Mohave Project Coal Slurry   5.36 to Form S-7       2-56356
         Pipeline Agreement dated May 26,
         1976 between Peabody Coal Company
         and Black Mesa Pipeline, Inc.
         (Exhibit B to Exhibit 10.18)
 10.20  Coal Supply Agreement dated October  5.38 to Form S-7       2-56356
         15, 1975 between the Company and
         United States Fuel Company
 10.21  Amendment dated November 19, 1976    5.30 to Form S-7       2-62105
         to Exhibit 10.20
 10.22  Participation Agreement Reid         5.34 to Form S-7       2-65097
         Gardner Unit No. 4 dated July
         11, 1979 between the Company
         and California Department of
         Water Resources
 10.23  Coal Supply Agreement dated          5.37 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Beaver Creek
         Coal Company
 10.24  Coal Supply Agreement dated          5.38 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Trail Mountain
         Coal Company
 10.25  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         December 8, 1980 between the                             Year 1981
         Company and Plateau Mining
         Company
 10.26  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         August 31, 1982 between                                  Year 1982
         the Company and CO-OP
         Mining Company
 10.27  Coal Supply Agreement dated          10.27 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Getty Mining
         Company
 10.28  Coal Supply Agreement dated          10.28 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Tower Resources,
         Inc.
 10.29  Coal Supply Agreement dated          10.29 to Form 10-K      1-4698
         September 22, 1982 between the                           Year 1982
         Company and Beaver Creek Coal
         Company
 10.30  Memorandum of Understanding          10.30 to Form 10-K      1-4698
         Concerning Interconnection                               Year 1983
         between Utah Power & Light
         Company and Nevada Power
         Company dated February 2, 1984
 10.31  Sublease Agreement between Powveg    10.31 to Form 10-K      1-4698
         Leasing Corp., as Lessor and                             Year 1983
         Nevada Power Company as Lessee,
         dated January 11, 1984 for
         lease of administrative
         headquarters

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.32  Participation Agreement between      10.32 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1985
         the Company dated December 19,
         1985
 10.33  Sale and Purchase Agreement dated    10.33 to Form 10-K      1-4698
         as of December 23, 1985 by and                           Year 1985
         between Nevada Power Company and
         CP National Corporation
 10.34  Restated Coal Sales Agreement as     10.34 to Form 10-K      1-4698
         of July 1, 1985 by and between                           Year 1985
         Nevada Power Company and Trail
         Mountain Coal Company
 10.35  Summary of Supplemental Executive    10.35 to Form 10-K      1-4698
         Retirement Plan as approved                              Year 1985
         November 14, 1985
 10.36  Financing Agreement dated as of      10.36 to Form 10-K      1-4698
         February 1, 1983 between Clark                           Year 1985
         County, Nevada and Nevada Power
         Company
 10.37  Financing Agreement between Clark    10.37 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1985
         Company dated as of December 1,
         1985
 10.38  Reimbursement Agreement dated        10.38 to Form 10-K      1-4698
         as of December 1, 1985 between                           Year 1986
         The Fuji Bank, Limited and
         Nevada Power Company
 10.39  Contract for Sale of Electrical      10.39 to Form 10-K      1-4698
         Energy between the State of                              Year 1987
         Nevada and the Company, dated
         July 8, 1987
 10.40  Power Sales Agreement between        10.40 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1987
         the Company, dated August 17,
         1987
 10.41  Transmission Facilities Agreement    10.41 to Form 10-K      1-4698
         between Utah Power & Light                               Year 1987
         Company and the Company, dated
         August 17, 1987
 10.42  Financing Agreement between Clark    10.42 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1988
         Company dated as of November 1,
         1988
 10.43  Reimbursement Agreement dated        10.43 to Form 10-K      1-4698
         as of November 1, 1988 between                           Year 1988
         The Fuji Bank, Limited and
         Nevada Power Company
 10.44  401(k) Savings Plan                  28.1 to Form S-8      33-32372
 10.45  Power Purchase Contract dated        10.45 to Form 10-K      1-4698
         February 15, 1990 between                                Year 1989
         Mission Energy Company and
         Nevada Power
         Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.46  Contact for Long-Term Power          10.46 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 1, 1989
         between Oxford Energy of Nevada
         and Nevada Power Company
 10.47  Contract A for Long-Term Power       10.47 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 2, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.48  Contract for Long-Term Power         10.48 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated April 10, 1989
         between Magna Energy Systems,
         Eastern Sierra Energy Company
         and Nevada Power Company
 10.49  Contract B for Long-Term Power       10.49 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1989
         Facility dated October 27, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.50  Contract for Long-Term Power         10.50 to Form 10-K      1-4698
         Purchases from Qualified                                 Year 1989
         Facilities dated February 12,
         1990 between Las Vegas
         Co-generation, Inc. and Nevada
         Power Company
 10.51  Agreement for Transmission           10.51 to Form 10-K      1-4698
         Service dated March 29, 1989                             Year 1989
         between Overton Power District
         No. 5 , Lincoln County Power
         District No. 1 and Nevada Power
         Company
 10.52  Contract dated June 30, 1988         10.52 to Form 10-K      1-4698
         between United States Department                         Year 1989
         of Energy Western Area Power
         Administration and Nevada Power
         Company
 10.53  Executive Performance Incentive      10.53 to Form 10-K      1-4698
         Plan dated as of January 1, 1989                         Year 1989
 10.54  Severance Allowance Plan             10.54 to Form 10-K      1-4698
         adopted September 14, 1989                               Year 1989
 10.55  Power Purchase Contract dated        10.55 to Form 10-K      1-4698
         July 5, 1990 between                                     Year 1990
         Mission Energy Company and
         Nevada Power Company
 10.56  Contract B for Long-Term Power       10.56 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1990
         Facility dated May 24, 1990
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.57  Amendment dated June 15, 1989 to     10.57 to Form 10-K      1-4698
         Exhibit 10.46                                            Year 1990

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
- -------          -----------                 ----------------      --------
 10.58  Amendment dated August 23, 1989      10.58 to Form 10-K      1-4698
         to Exhibit 10.46                                         Year 1990
 10.59  Amendment dated April 23, 1990       10.59 to Form 10-K      1-4698
         to Exhibit 10.46                                         Year 1990
 10.60  Exhibit H dated August 13, 1990      10.60 to Form 10-K      1-4698
         to Exhibit 10.46                                         Year 1990
 10.61  Western Systems Power Pool           10.61 to Form 10-K      1-4698
         Agreement (Agreement) dated                              Year 1990
         January 2, 1991 between
         thirty-nine other Western
         Systems Power Pool members as
         listed on pages 1 and 2 of the
         Agreement and Nevada Power
         Company
 10.62  Financing Agreement between Clark    10.62 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1990
         Company dated June 1, 1990
 10.63  Restated Power Sales Agreement       10.63 to Form 10-K      1-4698
         dated March 25, 1991 between                             Year 1991
         Pacificorp and Nevada Power
         Company
 10.64  Amendment dated July 17, 1990 to     10.64 to Form 10-K      1-4698
         Exhibit 10.55                                            Year 1991
 10.65  Financing Agreement between Clark    10.65 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992A)
 10.66  Financing Agreement between Clark    10.66 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992B)
 10.67  Financing Agreement between Clark    10.67 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated October 1, 1992
 10.68  Power Sales Agreement dated          10.68 to Form 10-K      1-4698
         October 19, 1992 Between the                             Year 1992
         Department of Water and Power
         of the City of Los Angeles
         and Nevada Power Company

REPORTS ON FORM 8-K

     The Company filed no current report on Form 8-K during the quarter ended December 31, 1993.

           INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

     We consent to the incorporation by reference in Registration Statement No. 33-18622 on Form S-3 and in Registration Statement No. 33-15554 on Form S-3 of Nevada Power Company of our report dated February 10, 1994 (March 11, 1994 as to the fourth paragragh of Note 7) (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's change in method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109) incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1993.

     Our  audits   of  the   financial  statements   referred  to   in  our
aforementioned report also included the financial statement schedules of Nevada Power Company, listed in Item 14. These financial statement schedules are the responsibility of Nevada Power Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE

DELOITTE & TOUCHE


Las Vegas, Nevada
March 28, 1994

                           NEVADA POWER COMPANY
                        SCHEDULE V - ELECTRIC PLANT
                   FOR THE YEAR ENDED DECEMBER 31, 1993
                         (IN THOUSANDS OF DOLLARS)

                      Balance at                                 Balance at
                      Beginning     Additions    Retirements       End of
                      of Period    At Cost (1)    and Other        Period
                      ----------   -----------   -----------     ----------
Production............$  588,492   $    93,859    $     (824)    $  681,527
Transmission..........   263,807        13,869          (133)       277,543
Distribution..........   536,644        61,923        (3,693)       594,874
General...............    77,402         7,927          (713)        84,616
Construction work-in-
 progress.............   172,093        (4,441)           --        167,652
Property under capital
 lease................    96,753            --        (5,236)        91,517
Plant held for future
 use..................     4,442            --          (723)         3,719
                      ----------   -----------   -----------     ----------
                      $1,739,633   $   173,137    $  (11,322)    $1,901,448
                      ==========   ===========   ===========     ==========

                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1993
                         (IN THOUSANDS OF DOLLARS)

             Balance at                Salvage, Less             Balance at
             Beginning                    Cost of                  End of
             of Period    Provisions(2)   Removal    Retirements   Period
             ----------   -----------   ----------   ---------   ---------
Production...$  250,545   $    19,919   $      (87)  $    (823)  $ 269,554
Transmission.    50,030         6,658         (108)       (133)     56,447
Distribution.    98,355        14,817          121      (2,717)    110,576
General......    12,755         3,104           74        (713)     15,220
Retirement work-
 in-progress.      (722)           --          227          --        (495)
             ----------   -----------   ----------   ---------   ---------
             $  410,963   $    44,498   $      227   $  (4,386)  $ 451,302
             ==========   ===========   ==========   =========   =========
______________
(1)  Additions  include   Allowance  for  Funds  Used  During  Construction
     capitalized in the amount of $9,880,000.

(2) Provisions include $43,341,000 charged to income and $1,157,000 charged to other accounts. The depreciation provision on the statement of income includes additional amounts for amortization of the electric plant acquisition adjustments in the amount of $17,000.

                           NEVADA POWER COMPANY
                        SCHEDULE V - ELECTRIC PLANT
                   FOR THE YEAR ENDED DECEMBER 31, 1992
                         (IN THOUSANDS OF DOLLARS)

                      Balance at                                 Balance at
                      Beginning     Additions    Retirements       End of
                      of Period    At Cost (1)    and Other        Period
                      ----------   -----------   -----------     ----------
Production............$  577,565   $    12,222    $   (1,295)    $  588,492
Transmission..........   235,282        28,719          (194)       263,807
Distribution..........   460,406        66,383         9,855 (2)    536,644
General...............    70,917         8,913        (2,428)        77,402
Construction work-in-
 progress.............   112,257        62,382        (2,546)(3)    172,093
Property under capital
 lease................    96,358            --           395         96,753
Plant held for future
 use..................     9,706            --        (5,264)(4)      4,442
                      ----------   -----------   -----------     ----------
                      $1,562,491   $   178,619    $   (1,477)    $1,739,633
                      ==========   ===========   ===========     ==========

                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1992
                         (IN THOUSANDS OF DOLLARS)

             Balance at                Salvage, Less             Balance at
             Beginning                    Cost of                  End of
             of Period    Provisions(5)   Removal    Retirements   Period
             ----------   -----------   ----------   ---------   ---------
Production...$  233,539   $    18,190   $      111   $  (1,295)  $ 250,545
Transmission.    44,151         6,102          (40)       (183)     50,030
Distribution.    86,574        14,925          266      (3,410)     98,355
General......    12,229         2,910           44      (2,428)     12,755
Retirement work-
 in-progress.      (726)           --            4          --        (722)
             ----------   -----------   ----------   ---------   ---------
             $  375,767   $    42,127   $      385   $  (7,316)  $ 410,963
             ==========   ===========   ==========   =========   =========
______________
(1)  Additions  include   Allowance  for  Funds  Used  During  Construction
     capitalized in the amount of $7,544,000.

(2) Included in retirements and other is $13,567,000 for AFUDC on Industrial Development Revenue Bond Trust Fund balances reclassified from other deferred charges.

(3) Included in retirements and other is $2,546,000 for costs related to a property loss at Reid Gardner Generating Station No. 4 which were reclassified to other deferred charges.

(4) Included in retirements and other is $5,794,000 reclassified as property under capital lease.

(5) Provisions include $39,433,000 charged to income and $2,694,000 charged to other accounts. The depreciation provision on the statement of income includes additional amounts for amortization of the electric plant acquisition adjustments in the amount of $18,000.

                           NEVADA POWER COMPANY
                        SCHEDULE V - ELECTRIC PLANT
                   FOR THE YEAR ENDED DECEMBER 31, 1991
                         (IN THOUSANDS OF DOLLARS)

                      Balance at                                 Balance at
                      Beginning     Additions    Retirements       End of
                      of Period    At Cost (1)    and Other        Period
                      ----------   -----------   -----------     ----------
Production............$  562,858   $    20,347    $   (5,640)    $  577,565
Transmission..........   217,852        18,214          (784)       235,282
Distribution..........   400,869        76,386       (16,849)(2)    460,406
General...............    63,597         8,013          (693)        70,917
Construction work-in-
 progress.............    75,946        30,992         5,319 (3)    112,257
Property under capital
 lease................    18,199        83,000 (5)    (4,841)        96,358
Plant held for future
 use..................     5,786         3,188           732 (4)      9,706
                      ----------   -----------   -----------     ----------
                      $1,345,107   $   240,140    $  (22,756)    $1,562,491
                      ==========   ===========   ===========     ==========

                  SCHEDULE VI - ACCUMULATED DEPRECIATION
                   FOR THE YEAR ENDED DECEMBER 31, 1991
                         (IN THOUSANDS OF DOLLARS)

             Balance at                 Salvage, Less            Balance at
             Beginning                     Cost of                 End of
             of Period    Provisions(6)    Removal   Retirements   Period
             ----------   -----------   ----------   ---------   ---------
Production...$  217,606   $    19,807   $    1,766   $  (5,640)  $ 233,539
Transmission.    39,999         5,001          (65)       (784)     44,151
Distribution.    80,618         9,084          152      (3,280)     86,574
General......    10,633         2,151           38        (593)     12,229
Retirement work-
 in-progress.      (634)           --          (92)         --        (726)
             ----------   -----------   ----------   ---------   ---------
             $  348,222   $    36,043   $    1,799   $ (10,297)  $ 375,767
             ==========   ===========   ==========   =========   =========
______________
(1)  Additions  include   Allowance  for  Funds  Used  During  Construction
     capitalized in the amount of $6,051,000.

(2) Included in retirements and other is $13,567,000 for AFUDC over-accrued on Industrial Development Revenue Bond Trust Fund balances and reclassified to other deferred charges to be amortized over eight years.

(3) Included in retirements and other is $5,319,000 for costs related to the Company's Harry Allen Generating Facility project which were reclassified from other deferred charges.

(4) Included in retirements and other is $732,000 for amortization and interest cost for l991 reclassified as plant held for future use.

(5) Additions include $83,000,000 for a capitalized lease which was recorded as a result of a power purchase contract between the Company and Mission Energy Company.

(6) Provisions include $34,663,000 charged to income and $l,380,000 charged to other accounts. The depreciation provision on the statement of income includes additional amounts for amortization of the electric plant acquisition adjustments in the amount of $485,000.

                           NEVADA POWER COMPANY
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                         (IN THOUSANDS OF DOLLARS)

                                                              Reserve for
                                                                Doubtful
                                                                Accounts
                                                              ----------
     BALANCE AT DECEMBER 31, 1990.............................   $   924
      Provision charged to income.............................     2,487
      Amounts written off, less recoveries....................    (2,305)
                                                                 -------
     BALANCE AT DECEMBER 31, 1991.............................   $ 1,106
      Provision charged to income.............................     2,068
      Amounts written off, less recoveries....................    (2,371)
                                                                 -------
     BALANCE AT DECEMBER 31, 1992.............................   $   803
      Provision charged to income.............................     3,161
      Amounts written off, less recoveries....................    (2,839)
                                                                 -------
     BALANCE AT DECEMBER 31, 1993............................    $ 1,125
                                                                 =======

                                SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEVADA POWER COMPANY
                                 -------------------------------------
                                             (Registrant)

     March 28, 1994           By           CHARLES A. LENZIE
                                 -------------------------------------
                                           Charles A. Lenzie
                                       Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 28, 1994           By           CHARLES A. LENZIE
                                 -------------------------------------
                                    Charles A. Lenzie, Chairman of
                                      the Board, Chief Executive
                                         Officer and Director
                                     (Principal Executive Officer)

     March 28, 1994           By           STEVEN W. RIGAZIO
                                 -------------------------------------
                                   Steven W. Rigazio, Vice President,
                                    Finance and Planning, Treasurer,
                                         Chief Financial Officer
                                        (Principal Financial and
                                      Principal Accounting Officer)

     March 28, 1994           By           JAMES CASHMAN III
                                 -------------------------------------
                                      James Cashman III, Director

     March 28, 1994           By           MARY LEE COLEMAN
                                 -------------------------------------
                                      Mary Lee Coleman, Director

     March 28, 1994           By           FRED D. GIBSON JR.
                                 -------------------------------------
                                     Fred D. Gibson Jr., Director

     March 28, 1994           By            JOHN L. GOOLSBY
                                 -------------------------------------
                                       John L. Goolsby, Director

     March 28, 1994           By             JERRY HERBST
                                 -------------------------------------
                                        Jerry Herbst, Director

     March 28, 1994           By           JAMES C. HOLCOMBE
                                 -------------------------------------
                                   James C. Holcombe, President and
                                               Director

     March 28, 1994           By             CONRAD L. RYAN
                                 -------------------------------------
                                        Conrad L. Ryan, Director

     March 28, 1994           By             FRANK E. SCOTT
                                 -------------------------------------
                                        Frank E. Scott, Director

     March 28, 1994           By            ARTHUR M. SMITH
                                 -------------------------------------
                                       Arthur M. Smith, Director

     March 28, 1994           By           JELINDO A. TIBERTI
                                 -------------------------------------
                                      Jelindo A. Tiberti, Director