Form 10-Q
period 1994-03-31
NEVADA POWER CO
filed 1994-05-04
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1994                    Commission File No.1-4698



                                 Nevada Power Company
             (Exact name of registrant as specified in its charter)




           Nevada                                                 88-0045330
 (State or other jurisdiction of                              (I.R.S.  Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                             89102
 (Address of principal executive offices)                           (Zip Code)



                                 (702) 367-5000
              (Registrant's telephone number, including area code)





   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Common Stock outstanding April 30 ,1994, 42,048,151 shares.
                                                   ----------

                         PART I.  FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                          --------------------
                                                             1994         1993
                                                          --------    --------
ELECTRIC REVENUES........................................ $144,658    $132,814
                                                          --------    --------
OPERATING EXPENSES AND TAXES:
     Fuel ...............................................   20,559      24,593
     Purchased and interchanged power ...................   52,491      47,473
     Deferred energy cost adjustments, net ..............    5,138      (5,894)
                                                          --------    --------
      Net energy costs...................................   78,188      66,172
     Other production operations ........................    4,071       4,229
     Other operations ...................................   23,080      18,851
     Maintenance and repairs ............................    9,744       9,369
     Provision for depreciation .........................   11,712      10,271
     General taxes ......................................    4,285       3,756
     Federal income taxes ...............................    1,382       3,545
                                                          --------    --------
                                                           132,462     116,193
                                                          --------    --------
OPERATING INCOME ........................................   12,196      16,621
                                                          --------    --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used during
      construction ......................................    2,227       2,444
     Miscellaneous, net .................................      238        (694)
                                                          --------    --------
                                                             2,465       1,750
                                                          --------    --------
INCOME BEFORE INTEREST DEDUCTIONS .......................   14,661      18,371
                                                          --------    --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .........................   10,783      11,043
     Other interest .....................................      477         385
     Allowance for borrowed funds used
      during construction ...............................   (1,291)     (1,436)
                                                          --------    --------
                                                             9,969       9,992
                                                          --------    --------
NET INCOME ..............................................    4,692       8,379
DIVIDEND REQUIREMENTS ON PREFERRED STOCK ................      995         997
                                                          --------    --------
EARNINGS AVAILABLE FOR COMMON STOCK ..................... $  3,697    $  7,382
                                                          ========    ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ............................................   41,793      37,382
                                                          ========    ========
EARNINGS PER AVERAGE COMMON SHARE ....................... $   0.09    $   0.20
                                                          ========    ========
DIVIDENDS PER COMMON SHARE .............................. $   0.40    $   0.40
                                                          ========    ========
See Notes to Financial Statements.

                                 BALANCE SHEETS
                                     ASSETS
                                                      March 31,   December 31,
                                                       1994           1993
                                                    (Unaudited)
                                                    ----------    ----------
                                                           (In Thousands)
ELECTRIC PLANT:
  Original cost ................................... $1,742,097    $1,638,560
  Less accumulated depreciation ...................    461,396       451,302
                                                    ----------    ----------
    Net plant in service ..........................  1,280,701     1,187,258
  Construction work in progress ...................     97,216       167,652
  Other plant, net ................................     93,898        95,236
                                                    ----------    ----------
                                                     1,471,815     1,450,146
                                                    ----------    ----------
INVESTMENTS .......................................     22,296        21,822
                                                    ----------    ----------
CURRENT ASSETS:
  Cash and temporary cash investments .............        185           145
  Customer receivables ............................     43,034        49,145
  Other receivables ...............................     18,382        15,465
  Fuel stock and materials and supplies ...........     39,487        40,327
  Deferred energy costs ...........................     55,072        58,783
  Prepayments .....................................      6,731         8,313
                                                    ----------    ----------
                                                       162,891       172,178
                                                    ----------    ----------
DEFERRED CHARGES ..................................    162,352       165,191
                                                    ----------    ----------
                                                    $1,819,354    $1,809,337
                                                    ==========    ==========

                         CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 41,944,428 and 41,505,195
     shares issued, respectively .................. $   45,149    $   44,709
    Premium and unamortized expense on capital stock   501,706       491,856
    Retained earnings .............................     95,895       109,359
                                                    ----------    ----------
                                                       642,750       645,924
                                                    ----------    ----------
  Cumulative preferred stock ......................     42,184        42,264
                                                    ----------    ----------
  Long-term debt ..................................    731,181       716,589
                                                    ----------    ----------
                                                     1,416,115     1,404,777
                                                    ----------    ----------
CURRENT LIABILITIES:
  Notes payable ...................................     31,311        25,000
  Current maturities and sinking fund requirements       7,418         7,496
  Accounts payable, including salaries and wages ..     54,681        70,098
  Accrued taxes ...................................      1,140        (1,131)
  Accrued interest ................................      9,654         6,212
  Accumulated deferred taxes on deferred energy costs   19,275        20,574
  Customers' service deposits and other ...........     33,922        31,441
                                                    ----------    ----------
                                                       157,401       159,690
                                                    ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits .....     35,019        35,384
  Accumulated deferred taxes on income ............    126,343       126,133
  Customers' advances for construction and other ..     84,476        83,353
                                                    ----------    ----------
                                                       245,838       244,870
                                                    ----------    ----------
                                                    $1,819,354    $1,809,337
                                                    ==========    ==========
See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                            -----------------
                                                             1994      1993
                                                            -------   -------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $ 4,692   $ 8,379
  Adjustments to reconcile net income to net cash provided-
   Depreciation and amortization ........................    15,150    13,057
   Deferred income taxes and investment tax credits .....        88     3,827
   Allowance for other funds used during construction ...    (2,227)   (2,444)
  Changes in-
   Receivables ..........................................     3,351     6,580
   Fuel stock and materials and supplies ................       839     3,406
   Accounts payable and other current liabilities .......   (14,036)    9,843
   Deferred energy costs ................................     3,866    (6,442)
   Accrued taxes and interest ...........................     5,712     2,251
  Other assets and liabilities ..........................     1,750    (4,352)
                                                            -------   -------
   Net cash provided by operating activities ............    19,185    34,105
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .........   (32,587)  (30,561)
  Investment in subsidiaries and other...................      (559)     (602)
  Salvage net of removal cost ...........................      (206)      194
                                                            -------   -------
   Net cash used in investing activities ................   (33,352)  (30,969)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock .................................     9,760     9,510
  Sale of long-term debt ................................         -    45,000
  Change in funds held in trust .........................    17,482      (100)
  Retirement of preferred stock and long-term debt ......    (2,425)  (54,417)
  Change in short-term borrowing ........................     6,000    20,000
  Cash dividends ........................................   (17,632)  (16,152)
  Other financing activities ............................     1,022      (288)
                                                            -------   -------
   Net cash provided by financing activities ............    14,207     3,553
                                                            -------   -------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase during the period ........................        40     6,689
  Beginning of period ...................................       145       160
                                                            -------   -------
  End of period .........................................   $   185   $ 6,849
                                                            =======   =======
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ..................   $ 9,729   $11,689
                                                            =======   =======
  Income taxes ..........................................   $     -   $     1
                                                            =======   =======

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management are necessary for a fair presentation. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report. Certain prior period amounts have been reclassified, with no effect on income or common shareholders' equity, to conform with the current period presentation.


(1)  FEDERAL INCOME TAXES:

    For interim financial reporting purposes, Nevada Power Company (Company) reflects in its computation of the federal income tax provision liberalized depreciation based upon the expected annual percentage relationship of book and tax depreciation and reflects the allowance for funds used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions which created this difference.


                                                         FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         --------------------
                                                           1994        1993
                                                         --------    --------
                                                             (In Thousands)

Federal income tax at statutory rate ................... $  2,590    $  4,302
Investment tax credit amortization .....................     (365)       (208)
Other ..................................................      484         181
                                                         --------    --------
Recorded federal income taxes .......................... $  2,709    $  4,275
                                                         ========    ========
Federal income taxes included in-
  Operating expenses ................................... $  1,382    $  3,545
  Other income, net ....................................    1,327         730
                                                         --------    --------
Recorded federal income taxes .......................... $  2,709    $  4,275
                                                         ========    ========

(2)  COMMITMENTS AND CONTINGENCIES:

     In 1985 the Company incurred $15.8 million in increased fuel and purchased power expenses after a ruptured steam line at the jointly owned Mohave Generating Station resulted in a loss of the plant for six months. The Public Service Commission of Nevada (PSC) allowed the Company to recover one half of the increased expenses subject to refund. Fourth quarter 1990 earnings reflected a $12.9 million charge to record a subsequent proposed order issued by the PSC which stated that the Company shall not recover any of the increased costs. The Company has fully reserved for any negative financial effect related to the proposed order. In 1991 the PSC set aside the proposed order and ordered the parties to participate in joint hearings before the California Public Utilities Commission (CPUC). The CPUC hearings are now concluded, and the PSC will prepare its own opinion based on the record created in the CPUC hearings. The CPUC issued its opinion and order in March 1994 finding Southern California Edison (SCE) was imprudent in not inspecting the pipe prior to the explosion, and indicated SCE may not recover from ratepayers its incremental purchased power costs in excess of the costs if it had inspected and undertaken repairs.

     On February 28, 1994, the Company filed requests with the PSC to recover additional fuel and purchased power costs of $38.5 million and resource planning costs of $1 million. The energy rate request included $28.7 million of deferred energy costs for the test period ended November 30, 1993, and $9.8 million to adjust the base energy rate. Hearings on these requests will commence in October 1994.

     On July 11, 1991, Nevada Electric Investment Company (NEICO), the Company's unregulated subsidiary, entered into an agreement to sell a 50 percent undivided ownership interest in certain coal mining assets to the Intermountain Power Agency (IPA). NEICO and IPA will continue the coal mining operations as joint venturers under the name of the Crandall Canyon Project. Additionally, IPA has executed a continuing coal purchase agreement. This transaction has been inquired into by the PSC, and no gain on the transaction has been recorded pending regulatory review which is expected in 1994.

     The Federal Clean Air Act Amendments of 1990 include provisions which will affect the Company's existing steam generating facilities and all new fossil fuel fired facilities. Title IV of the Amendments provides a national cap on sulfur dioxide emissions by mandating emissions reductions for many electric steam generating facilities. The sulfur dioxide provisions of the Amendments will not adversely affect the Company because the Company's steam units burn low sulfur fuels or have sulfur dioxide control equipment. Title IV of the Amendments also provides for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This Title will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million. Other provisions of the Amendments will require the Company to install or upgrade Continuous Emission Monitoring systems at all steam generating units before 1995 at an expected cost of up to $3.3 million.

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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On February 28, 1994, the Company filed requests with the PSC to recover fuel and purchased power costs of $38.5 million and resource planning costs of $1 million. (See Note 2 to Financial Statements included in this quarterly report.)

     On November 19, 1993, the PSC Staff filed a petition with the PSC alleging that the Company may be overearning as much as $17 million annually because business conditions have changed substantially since the Company received its last general rate case decision in July 1992. On January 10, 1994, the PSC voted to open an investigation into the Company's earnings. On April 15, 1994, the PSC Staff filed the results of their investigation alleging $22.4 million in overearnings. Management believes the Company's earnings are within the authorized rate of return granted to the Company in July 1992. Hearings on this proceeding are scheduled to commence in June 1994.

     The Company has fully reserved for any negative financial effect related to a February 6, 1991, proposed order by the PSC which, if adopted, would require the Company to bear the full cost of replacement power and related expenses resulting from a 1985 accident at the Mohave Generating Station. (See
Note 2 to Financial Statements included in this quarterly report.)

     The Company's customer growth rate during 1993 and 1992 was 5.4 and 4.6 percent, respectively. The increase in customers for the first three months of 1994 was at an annual rate of 5.7 percent. At March 31, 1994, the Company provided electric service to 409,622 customers.

     Every three years Nevada law requires the Company to file with the PSC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. On September 16, 1991, the PSC approved the Company's 1991 Resource Plan, and during 1992 and 1993, the PSC approved the first through fourth amendments to the Resource Plan. The Resource Plan, as amended and approved in 1992 and 1993, includes the following major projects:

       (1) two 90 megawatt (MW) combined-cycle generating units at the Clark Generating Station, one added in 1993 and one to be added in 1994;

       (2) the construction of two 70 MW combustion turbine generating units at the Harry Allen Project site, one unit in 1995 and one unit in 1996. The 1996 Allen combustion turbine will be subject to a cost comparison of purchased power resources that are being competitively bid with the least expensive resource taken as the Company's supply choice;

       (3) a total of 305 MW in purchased power from four qualifying facilities, with 175 MW and 85 MW received beginning in 1992 and 1993, respectively, and 45 MW expected to be received beginning in 1994;

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

       (6)     firm purchased power of 75 MW;

       (7) the construction of a 230 KV transmission line from Arden Substation, located southwest of Las Vegas, to Northwest Substation, located northwest of Las Vegas; and

       (8)     several demand-side pilot projects.

     On September 29, 1993, a fifth amendment to the Company's 20-year Resource Plan was filed with the PSC. On February 25, 1994, the PSC approved a stipulation among the Company, PSC Staff, Office of the Consumer Advocate and other interveners granting the Company's request. The amendment calls for three purchase power contracts with Southern California Edison, the City of Glendale and the Salt River Project totaling 160 MWs for the years 1996 to 2000. These purchase power contracts are a result of the Company's 1996 Request for Proposal for supply-side resources. The stipulation also approved a 50 MW purchase power contract with Arizona Public Service for the years 1995 to 1997.

     To meet capital expenditure requirements through 1994, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,640,326 and 431,218 shares, respectively, of its common stock in 1993 and the first three months of 1994.

     On June 24, 1992, Clark County, Nevada issued $105 million 6.70% fixed rate 30-year IDBs (Nevada Power Company Project) Series 1992A. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At March 31, 1994, $41.6 million remained on deposit with the trustee.


                OPERATING RESULTS OF FIRST THREE MONTHS OF 1994
                     COMPARED TO FIRST THREE MONTHS OF 1993

     Earnings per average common share were nine cents for the first three months of 1994, compared to twenty cents for the same period in 1993. While the average number of customers increased 5.9 percent over the first quarter of 1993, kilowatthour sales, excluding sales for resale, were up only 2.6 percent, as compared to the first three months of 1993, due mainly to milder weather in 1994.

     The increase in revenues was due to increases in rates to recover costs for fuel and purchased power.

     Fuel expenses decreased by $4 million due to lower average fuel rates and decreased Company generated kilowatthours.

     The cost of purchased power increased $5 million primarily due to charges for energy and capacity purchased from a qualifying facility under contract with Nevada Cogeneration Associates No. 2 which became operational February 1993.

     Other operations expense increased $4.2 million mainly as a result of an increase in employee benefit costs and the provision for uncollectible accounts. Employee benefit costs were higher primarily due to increased group medical insurance costs, amortization of reorganization and early retirement costs and pension costs. The provision for uncollectible accounts was increased to three percent of accounts receivable to allow better coverage of write-offs. Depreciation expense increased $1.4 million because of a growing asset base.

     Average common shares increased because of the sale of additional common shares through public offerings and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                          PART II.  OTHER INFORMATION

Items 1 through 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

          None.

     b.  Reports on Form 8-K.

          None.




                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Nevada Power Company
                                                  (Registrant)


                                                   STEVEN W. RIGAZIO
                                         _____________________________________
                                                       (Signature)
Date: May 3, 1994                                  Steven W. Rigazio
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer