Form 10-Q
period 1994-06-30
NEVADA POWER CO
filed 1994-08-09
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994                        Commission File No.1-4698
                  -------------                                           ------

                              Nevada Power Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                                88-0045330
- --------------------------------                             -------------------
 (State or other jurisdiction of                               (I.R.S.Employer
  incorporation or organization)                             Identification No.)



6226 West Sahara Avenue, Las Vegas, Nevada                              89102
- ------------------------------------------                           -----------
 (Address of principal executive offices)                            (Zip Code)




                                  (702) 367-5000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)





- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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


      Common Stock outstanding July 31, 1994, 42,527,493 shares.
                                              ----------

                         PART I.  FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                                 FOR THE           FOR THE
                                              THREE MONTHS       SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                           -----------------  -----------------
                                             1994     1993      1994     1993
                                           -------- --------  -------- --------
ELECTRIC REVENUES ........................ $195,788 $142,318  $340,446 $275,132
                                           -------- --------  -------- --------
OPERATING EXPENSES AND TAXES:
     Fuel ................................   26,636   21,275    47,195   45,868
     Purchased and interchanged power ....   67,004   60,080   119,495  107,553
     Deferred energy cost adjustments, net    9,679  (19,706)   14,817  (25,600)
                                           -------- --------  -------- --------
     Net energy costs ....................  103,319   61,649   181,507  127,821
     Other production operations .........    3,944    3,716     8,015    7,945
     Other operations ....................   25,008   21,207    48,088   40,058
     Maintenance and repairs .............    9,441   10,902    19,185   20,271
     Provision for depreciation ..........   12,314   10,561    24,026   20,832
     General taxes .......................    4,210    4,441     8,495    8,197
     Federal income taxes ................    9,391    6,820    10,773   10,365
                                           -------- --------  -------- --------
                                            167,627  119,296   300,089  235,489
                                           -------- --------  -------- --------
OPERATING INCOME .........................   28,161   23,022    40,357   39,643
                                           -------- --------  -------- --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ................    1,444    2,578     3,671    5,022
     Miscellaneous, net ..................    4,613     (393)    4,851   (1,087)
                                           -------- --------  -------- --------
                                              6,057    2,185     8,522    3,935
                                           -------- --------  -------- --------
INCOME BEFORE INTEREST DEDUCTIONS ........   34,218   25,207    48,879   43,578
                                           -------- --------  -------- --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ..........   11,248   10,636    22,031   21,679
     Other interest ......................      868      874     1,345    1,259
     Allowance for borrowed funds used
      during construction ................   (1,091)  (1,541)   (2,382)  (2,977)
                                           -------- --------  -------- --------
                                             11,025    9,969    20,994   19,961
                                           -------- --------  -------- --------
NET INCOME ...............................   23,193   15,238    27,885   23,617
DIVIDEND REQUIREMENTS ON PREFERRED STOCK .      994      997     1,989    1,994
                                           -------- --------  -------- --------
EARNINGS AVAILABLE FOR COMMON STOCK ...... $ 22,199 $ 14,241  $ 25,896 $ 21,623
                                           ======== ========  ======== ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING .............................   42,251   38,226    42,023   37,806
                                           ======== ========  ======== ========
EARNINGS PER AVERAGE COMMON SHARE ........ $   0.53 $   0.37  $   0.62 $   0.57
                                           ======== ========  ======== ========
DIVIDENDS PER COMMON SHARE ............... $   0.40 $   0.40  $   0.80 $   0.80
                                           ======== ========  ======== ========
See Notes to Financial Statements.
                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                                        June 30,   December 31,
                                                          1994         1993
                                                       ----------  ------------
                                                           (In Thousands)
ELECTRIC PLANT:
  Original cost ...................................... $1,760,679    $1,638,560
  Less accumulated depreciation ......................    472,701       451,302
                                                       ----------    ----------
    Net plant in service .............................  1,287,978     1,187,258
  Construction work in progress ......................    116,843       167,652
  Other plant, net ...................................     92,338        95,236
                                                       ----------    ----------
                                                        1,497,159     1,450,146
                                                       ----------    ----------
INVESTMENTS ..........................................     21,359        21,822
                                                       ----------    ----------
CURRENT ASSETS:
  Cash and temporary cash investments ................        298           145
  Customer receivables -
    Billed ...........................................     51,354        37,270
    Unbilled .........................................     43,187        13,000
    Reserve for doubtful accounts ....................     (1,074)       (1,125)
  Other receivables ..................................      7,554        15,465
  Fuel stock and materials and supplies ..............     40,554        40,327
  Deferred energy costs ..............................     36,061        58,783
  Prepayments ........................................      6,430         8,313
                                                       ----------    ----------
                                                          184,364       172,178
                                                       ----------    ----------
DEFERRED CHARGES:
  Debt expense, being amortized ......................     27,979        28,645
  Accumulated deferred taxes on proposed refund of
    recovered energy costs - Mohave accident .........          -         5,417
  Other ..............................................    128,594       131,129
                                                       ----------    ----------
                                                          156,573       165,191
                                                       ----------    ----------
                                                       $1,859,455    $1,809,337
                                                       ==========    ==========
                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 42,429,726 and 41,505,195
     shares issued and outstanding, respectively ..... $   45,634    $   44,709
    Premium and unamortized expense on capital stock .    510,205       491,856
    Retained earnings ................................    101,794       109,359
                                                       ----------    ----------
                                                          657,633       645,924
                                                       ----------    ----------
  Cumulative preferred stock .........................     42,184        42,264
                                                       ----------    ----------
  Long-term debt .....................................    695,485       716,589
                                                       ----------    ----------
                                                        1,395,302     1,404,777
                                                       ----------    ----------
CURRENT LIABILITIES:
  Notes payable ......................................     28,990        25,000
  Current maturities and sinking fund requirements ...     57,338         7,496
  Accounts payable, including salaries and wages .....     82,105        70,098
  Accrued taxes ......................................      8,692        (1,131)
  Accrued interest ...................................      6,782         6,212
  Accumulated deferred taxes on deferred energy costs      12,621        20,574
  Customers' service deposits and other ..............     36,071        31,441
                                                       ----------    ----------
                                                          232,599       159,690
                                                       ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits ........     34,654        35,384
  Accumulated deferred taxes on income ...............    129,109       126,133
  Customers' advances for construction ...............     30,461        28,455
  Proposed refund of recovered energy
    costs - Mohave accident ..........................          -        16,698
  Other ..............................................     37,330        38,200
                                                       ----------    ----------
                                                          231,554       244,870
                                                       ----------    ----------
                                                       $1,859,455    $1,809,337
                                                       ==========    ==========
See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                            -------------------
                                                              1994       1993
                                                            --------   --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................. $ 27,885   $ 23,617
  Adjustments to reconcile net income to net cash provided-
   Depreciation and amortization ..........................   31,023     26,395
   Deferred income taxes and investment tax credits .......     (671)    10,183
   Allowance for other funds used during construction .....   (3,671)    (5,022)
  Changes in-
   Receivables ............................................  (46,126)   (15,364)
   Fuel stock and materials and supplies ..................   (1,020)    (1,715)
   Accounts payable and other current liabilities .........   15,427     27,141
   Deferred energy costs ..................................   12,417    (27,058)
   Accrued taxes and interest .............................   10,393        159
   Other assets and liabilities ...........................   (2,306)    (1,665)
                                                            --------   --------
    Net cash provided by operating activities .............   43,351     36,671
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions ...........  (70,637)   (75,914)
  Investment in subsidiaries and other ....................      288     (3,243)
  Salvage net of removal cost .............................     (245)       169
                                                            --------   --------
   Net cash used in investing activities ..................  (70,594)   (78,988)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock ...................................   19,263     85,108
  Sale of long-term debt ..................................        -     45,000
  Change in funds held in trust ...........................   32,295       (689)
  Retirement of preferred stock and long-term debt ........   (4,202)   (56,187)
  Coal contract buy-out ...................................  (15,439)         -
  Change in short-term borrowing ..........................   28,990          -
  Cash dividends ..........................................  (35,527)   (32,202)
  Other financing activities ..............................    2,016      1,276
                                                            --------   --------
   Net cash provided by financing activities ..............   27,396     42,306
                                                            --------   --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...............      153        (11)
  Beginning of period .....................................      145        160
                                                            --------   --------
  End of period ........................................... $    298   $    149
                                                            ========   ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized .................... $ 25,108   $ 26,225
                                                            ========   ========
  Income taxes ............................................ $  2,000   $      1
                                                            ========   ========
See Notes to Financial Statements.

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

(1)  FEDERAL INCOME TAXES:

     For interim financial reporting purposes, Nevada Power Company (Company) reflects in the computation of the federal income tax provision liberalized depreciation based upon the expected annual percentage relationship of book and tax depreciation and reflects the allowance for funds used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions which created this difference.

                                              THREE MONTHS       SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                            ----------------   ----------------
                                              1994     1993      1994     1993
                                            -------  -------   -------  -------
                                                       (In Thousands)
Federal income tax at statutory rate .....  $12,316  $ 7,883   $14,906  $12,185
Investment tax credit amortization .......     (365)    (365)     (730)    (573)
Recovery of unprovided deferred taxes per
 Public Service Commission Docket 91-5055.      367      357       776      714
Other ....................................     (322)      72      (247)    (104)
                                            -------  -------   -------  -------
Recorded federal income taxes ............  $11,996  $ 7,947   $14,705  $12,222
                                            =======  =======   =======  =======
Federal income taxes included in-
  Operating expenses .....................  $ 9,391  $ 6,820   $10,773  $10,365
  Other income, net ......................    2,605    1,127     3,932    1,857
                                            -------  -------   -------  -------
Recorded federal income taxes ............  $11,996  $ 7,947   $14,705  $12,222
                                            =======  =======   =======  =======

(2)  COMMITMENTS AND CONTINGENCIES:

     In 1985 the Company incurred $15.8 million in increased fuel and purchased power expenses after a ruptured steam line at the jointly owned Mohave Generating Station resulted in a loss of the plant for six months. The Public Service Commission of Nevada (PSC) allowed the Company to recover one half of the increased expenses subject to refund. Fourth quarter 1990 earnings reflected a $12.9 million charge to record a subsequent proposed order issued by the PSC which stated that the Company shall not recover any of the increased costs. The Company fully reserved for any negative financial effect related to the proposed order. In 1991 the PSC set aside the proposed order and ordered the parties to participate in joint hearings with the California Public Utilities Commission
(CPUC). The CPUC hearings are now concluded. The CPUC issued an opinion and order in March 1994 finding Southern California Edison
(SCE) was imprudent in not inspecting the pipe prior to the explosion, and indicated SCE may not recover from ratepayers the incremental purchased power costs in excess of the costs if it had inspected and undertaken repairs.

     On July 6, 1994, the PSC approved a stipulation which completely resolved the Mohave accident replacement power case. As a part of the stipulation, $11 million of the reserved $17.4 million previously collected from customers for fuel and purchased power costs and interest will be refunded to customers. The $11 million was transferred from other deferred credits to deferred energy costs to offset increased fuel and purchased power costs that have been deferred for collection. The balance of $4.2 million, net of tax, was reflected as other income in miscellaneous, net for the second quarter of 1994.

     On February 28, 1994, the Company filed requests with the PSC to recover additional fuel and purchased power costs of $38.5 million and resource planning costs of $1 million. The energy rate request included $28.7 million of deferred energy costs for the test period ended November 30, 1993, and $9.8 million to adjust the base energy rate. As part of the stipulation approved by the PSC on July 6, 1994, the energy rate and the resource planning rate requests have been withdrawn. In addition, the stipulation requires the Company to begin using billed and unbilled sales to calculate deferred energy balances. Implementation of this methodology has resulted in a credit adjustment to deferred energy costs and a debit to unbilled customer receivables of $19.4 million with no impact on the Company's earnings.

     On July 11, l991, Nevada Electric Investment Company (NEICO), the Company's unregulated subsidiary, entered into an agreement to sell a 50 percent undivided ownership interest in certain coal mining assets to the Intermountain Power Agency (IPA). NEICO and IPA will continue the coal mining operations as joint venturers under the name of the Crandall Canyon Project. Additionally, IPA has executed a continuing coal purchase agreement. This transaction has been inquired into by the PSC, and no gain has been recorded pending regulatory review.

     The Federal Clean Air Act Amendments of 1990 include provisions which will affect the Company's existing steam generating facilities and all new fossil fuel fired facilities. Title IV of the Amendments provides a national cap on sulfur dioxide emissions by mandating emissions reductions for many electric steam generating facilities. The sulfur dioxide provisions of the Amendments will not adversely affect the Company because the Company's steam units burn low sulfur fuels or have sulfur dioxide control equipment. Title IV of the Amendments also provides for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This Title will require the installation of additional pollution control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million. Other provisions of the Amendments will require the Company to install or upgrade Continuous Emission Monitoring systems at all steam generating units before 1995, at an expected cost of up to $3.3 million.

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

(3)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1993. The costs of these benefits have been expensed on a pay-as-you-go basis prior to the Company adopting FAS 106. In July 1992, the PSC authorized the Company to continue recognizing these benefit costs on a pay-as-you-go basis after adopting FAS 106 and to record any difference in costs resulting from the implementation of FAS 106 as a deferred asset. As a result of the stipulation approved by the PSC on July 6, 1994, the Company is no longer recognizing these benefit costs on a pay-as-you-go basis and began using the accrual method. The Company is amortizing the FAS 106 deferred asset at March 31, 1994 over a period of 8 years.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 6, 1994, the PSC approved a stipulation between the Company, PSC staff, Office of Consumer Advocate and other intervenors to settle an earnings investigation of the Company and several other pending regulatory matters. The stipulation will reduce non-residential rates by $6.25 million beginning October 1, 1994 and provides for no additional rate changes before July 1, 1995. The overall rate of return was reduced from 10.02 percent to 9.66 percent although the allowed return on equity remains at 12.5 percent. In addition, the stipulation completely resolves the replacement power case from the 1985 Mohave Generating Station accident and resulted in the withdrawal of the Company's $38.5 million energy rate request and $1 million resource planning rate request filed with the PSC on February 28, 1994. (See Note 2 to Financial Statements included in this quarterly report.)

     The Company's customer growth rate during 1993 and 1992 was 5.4 and 4.6 percent, respectively. The increase in customers for the first six months of 1994 was at an annual rate of 6.5 percent. At June 30, 1994, the Company provided electric service to 416,954 customers.

     Every three years Nevada law requires the Company file with the PSC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. On July 1, 1994, the Company filed with the PSC the 1994 Resource Plan, which requested approval of the following major items:

      (1) Arden-Northwest 230 kV Transmission Project -
          This   project   was   previously   approved   for   partial
          construction.   The Company  is  now  requesting  additional
          money for completion.

      (2) A Comprehensive Renewable Energy Program -
          Nevada Power wants to utilize all appropriate incentive, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide Southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002.

      (3) Supply-Side Request for Proposal (RFP) Process and Short-List - For resources in 1997 and 1998, the Company is requesting approval of the process used to select the Short-List, which includes utility system sales, combustion turbine projects,
          pumped  hydroelectric   projects,   a   seasonal   diversity
          exchange, and a wind power project.

      (4) Residential New Construction Program -
          This program would assist builders in meeting and exceeding minimum building energy codes.

      (5) Three Energy Service Company Contracts -
          All three contracts are designed for the commercial customer. The total reduction is equivalent to 13.8 megawatts.

     The PSC has scheduled hearings on the above mentioned Resource Plan to begin in mid-September 1994, with an opinion and order in mid-November.

     The Company  is anticipating  filing an  Amendment to this Resource Plan by
the end  of 1994.   The Amendment will request approval of the completed RFP and the subsequent recommendation on the Company's resource options.

     To meet capital expenditure requirements through 1994, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of Company common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,640,326 and 903,203 shares, respectively, of common stock in 1993 and the first six months of 1994.

     On May 18, 1994, the Company filed requests with the PSC for authorization to issue short-term unsecured promissory notes not to exceed $150 million with such authorization to expire on December 31, 1997, and for authorization to issue an additional 2 million shares of common stock under the SPP.

     On June 24, 1992, Clark County, Nevada issued $105 million 6.70% fixed rate 30-year IDBs (Nevada Power Company Project) Series 1992A. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At June 30, 1994, $26.8 million remained on deposit with the trustee.

                 OPERATING RESULTS OF FIRST SIX MONTHS OF 1994
                      COMPARED TO FIRST SIX MONTHS OF 1993

      Earnings per average common share were 62 cents for the first six months of 1994, compared to 57 cents in the same period in 1993. The increase in earnings was due primarily to an increase in kilowatthour sales and settlement of the replacement power case from the 1985 Mohave Generating Station accident. Year to date kilowatthour sales, excluding sales for resale, were up 9.3 percent, as compared to the first six months of 1993, due to a 6.1 percent increase in average number of customers as well as warmer weather in 1994.

     The increase in revenues was due to the higher kilowatthour sales and increases in rates to recover costs for fuel and purchased power. Higher revenues also resulted from recording unbilled revenues for the recovery of energy costs, with an offsetting increase in the deferred energy cost adjustment, as required by the stipulation approved by the PSC on July 6, 1994.

     The cost of purchased power increased by $11.9 million due primarily to charges for energy and capacity purchased from qualifying facilities under contracts with Nevada Cogeneration Associates. Other operations expense increased $8.0 million due primarily to an increase in administrative and general expenses resulting mainly from an increase in employee benefit costs and higher labor costs. Employee benefit costs were higher primarily due to increased amounts for group medical insurance, pensions, postretirement benefits other than pensions (See Note 3 to Financial Statements included in this quarterly report), and amortization of reorganization, early retirement and severance costs. Depreciation expense increased $3.2 million because of a growing asset base. Other income miscellaneous, net increased $5.9 million due in large part to the stipulated resolution of the Mohave accident.

     Average common shares increased because of the sale of additional common shares through public offerings and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                  OPERATING RESULTS OF SECOND QUARTER OF 1994
                       COMPARED TO SECOND QUARTER OF 1993

     Second quarter earnings of 53 cents per average common share were up 16 cents from the same period in 1993. While the average number of customers increased 6.3 percent over the second quarter of 1993, kilowatthour sales, excluding sales for resale, were up 15 percent due to warmer weather in the second quarter of 1994. Earnings were also higher due to the settlement of the replacement power case from the 1985 Mohave Generating Station accident.

     The increase in revenues was due the higher kilowatthour sales and increases in rates to recover costs for fuel and purchased power. Higher revenues also resulted from recording unbilled revenues for the recovery of energy costs, with an offsetting increase in the deferred energy cost adjustment, as required by the stipulation approved by the PSC on July 6, 1994.

     Fuel expense in the second quarter of 1994 increased by $5.4 million as compared to the second quarter of 1993 due to increased generation at Clark Station and increased coal expense. Purchased power expense increased by $6.9 million due primarily to charges for energy and capacity purchased from qualifying facilities. Other operations expense rose $3.8 million as a result of an increase in administrative and general expenses due mainly to higher group medical insurance costs and postretirement benefits other than pensions (See
Note 3 to Financial Statements included in this quarterly report). Depreciation expense increased $1.8 million because of a growing asset base. Other income miscellaneous, net increased $5.0 million due in large part to the stipulated resolution of the Mohave accident.

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


                                                Nevada Power Company
                                                --------------------
                                                    (Registrant)



Date:  August 9, 1994                           STEVEN W. RIGAZIO
     ----------------                      ---------------------------
                                                Steven W. Rigazio
                                           Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer