Form 10-Q
period 1994-09-30
NEVADA POWER CO
filed 1994-11-10
CIK 71180

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1994                 Commission File No. 1-4698
                  ------------------                                     ------

                               Nevada Power Company
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)




           Nevada                                               88-0045330
- --------------------------------                            -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89102
- ------------------------------------------                            ---------
 (Address of principal executive offices)                             (Zip Code)




                                   (702) 367-5000
                ----------------------------------------------------
                (Registrant's telephone number, including area code)




- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

          Common Stock outstanding November 9, 1994, 45,242,575 shares.
                                                     ----------

                      PART I.  FINANCIAL INFORMATION

                           STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                               (Unaudited)
                                              FOR THE              FOR THE
                                           THREE MONTHS          NINE MONTHS
                                        ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                        -------------------  -------------------
                                           1994      1993      1994      1993
                                         --------  --------  --------  --------
ELECTRIC REVENUES ...................... $268,359  $232,263  $608,805  $507,395
                                         --------  --------  --------  --------
OPERATING EXPENSES AND TAXES:
 Fuel ..................................   36,209    30,681    83,404    76,549
 Purchased and interchanged power.......   85,775    82,378   205,270   189,931
 Deferred energy cost adjustments, net..    4,420    (9,254)   19,237   (34,854)
                                         --------  --------  --------  --------
    Net energy costs ...................  126,404   103,805   307,911   231,626
 Other production operations ...........    4,884     4,805    12,899    12,750
 Other operations ......................   25,450    21,218    73,538    60,881
 Maintenance and repairs ...............    7,991     7,293    27,176    27,564
 Provision for depreciation ............   13,396    11,350    37,422    32,577
 General taxes .........................    4,246     4,195    12,741    12,392
 Federal income taxes ..................   26,291    24,640    37,064    35,005
                                         --------  --------  --------  --------
                                          208,662   177,306   508,751   412,795
                                         --------  --------  --------  --------
OPERATING INCOME .......................   59,697    54,957   100,054    94,600
                                         --------  --------  --------  --------
OTHER INCOME (EXPENSES):
 Allowance for other funds used
  during construction ..................    1,633     2,350     5,304     7,372
 Miscellaneous, net ....................      171      (492)    5,022    (1,579)
                                         --------  --------  --------  --------
                                            1,804     1,858    10,326     5,793
                                         --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS.......   61,501    56,815   110,380   100,393
                                         --------  --------  --------  --------
INTEREST DEDUCTIONS:
 Interest on long-term debt ............   11,168    10,727    33,199    32,406
 Other interest ........................      789       339     2,134     1,598
 Allowance for borrowed funds used
  during construction ..................     (928)   (1,364)   (3,310)   (4,341)
                                         --------  --------  --------  --------
                                           11,029     9,702    32,023    29,663
                                         --------  --------  --------  --------
NET INCOME .............................   50,472    47,113    78,357    70,730
DIVIDEND REQUIREMENTS ON PREFERRED STOCK      993       996     2,982     2,990
                                         --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK..... $ 49,479  $ 46,117  $ 75,375  $ 67,740
                                         ========  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ...........................   42,714    40,904    42,256    38,850
                                         ========  ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE....... $   1.16  $   1.13  $   1.78  $   1.74
                                         ========  ========  ========  ========
DIVIDENDS PER COMMON SHARE ............. $   0.40  $   0.40  $   1.20  $   1.20
                                         ========  ========  ========  ========
See Notes to Financial Statements.
                             BALANCE SHEETS
                                ASSETS
                              (Unaudited)
                                                     September 30,  December 31,
                                                         1994           1993
                                                      ----------     ----------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost ..................................... $1,791,465     $1,638,560
  Less accumulated depreciation .....................    484,467        451,302
                                                      ----------     ----------
    Net plant in service ............................  1,306,998      1,187,258
  Construction work in progress .....................    129,531        167,652
  Other plant, net ..................................     90,750         95,236
                                                      ----------     ----------
                                                       1,527,279      1,450,146
                                                      ----------     ----------
INVESTMENTS .........................................     21,909         21,822
                                                      ----------     ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............      6,317            145
  Customer receivables -
    Billed ..........................................     67,890         37,270
    Unbilled ........................................     31,631         13,000
    Reserve for doubtful accounts ...................     (1,943)        (1,125)
  Other receivables .................................      8,233         15,465
  Fuel stock and materials and supplies .............     38,083         40,327
  Deferred energy costs .............................     32,893         58,783
  Prepayments .......................................      6,526          8,313
                                                      ----------     ----------
                                                         189,630        172,178
                                                      ----------     ----------
DEFERRED CHARGES:
  Debt expense, being amortized .....................     27,647         28,645
  Accumulated deferred taxes on proposed refund of
    recovered energy costs - Mohave accident ........          -          5,417
  Other .............................................    131,586        131,129
                                                      ----------     ----------
                                                         159,233        165,191
                                                      ----------     ----------
                                                      $1,898,051     $1,809,337
                                                      ==========     ==========
                  CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
   Common stock, 42,874,447 and 41,505,195
    shares issued and outstanding, respectively ..... $   46,079     $   44,709
   Premium and unamortized expense on capital stock..    518,373        491,856
   Retained earnings ................................    134,262        109,359
                                                      ----------     ----------
                                                         698,714        645,924
                                                      ----------     ----------
  Cumulative preferred stock ........................     42,063         42,264
                                                      ----------     ----------
  Long-term debt ....................................    692,927        716,589
                                                      ----------     ----------
                                                       1,433,704      1,404,777
                                                      ----------     ----------
CURRENT LIABILITIES:
  Notes payable .....................................          -         25,000
  Current maturities and sinking fund requirements...     57,635          7,496
  Accounts payable, including salaries and wages ....     77,786         70,098
  Accrued taxes .....................................     33,098         (1,131)
  Accrued interest ..................................      9,999          6,212
  Accumulated deferred taxes on deferred energy costs     11,512         20,574
  Customers' service deposits and other .............     37,947         31,441
                                                      ----------     ----------
                                                         227,977        159,690
                                                      ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits .......     34,289         35,384
  Accumulated deferred taxes on income ..............    131,764        126,133
  Customers' advances for construction ..............     33,297         28,455
  Proposed refund of recovered energy
    costs - Mohave accident .........................          -         16,698
  Other .............................................     37,020         38,200
                                                      ----------     ----------
                                                         236,370        244,870
                                                      ----------     ----------
                                                      $1,898,051     $1,809,337
                                                      ==========     ==========
See Notes to Financial Statements.
                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                            -------------------
                                                              1994      1993
                                                            --------  --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ............................................... $ 78,357  $ 70,730
 Adjustments to reconcile net income to net cash provided -
  Depreciation and amortization ...........................   47,439    40,400
  Deferred income taxes and investment tax credits ........      726    17,652
  Allowance for other funds used during construction ......   (5,304)   (7,372)
 Changes in -
  Receivables .............................................  (50,916)  (30,840)
  Fuel stock and materials and supplies ...................      997     4,715
  Accounts payable and other current liabilities ..........   12,876    30,857
  Deferred energy costs ...................................   16,037   (37,646)
  Accrued taxes and interest ..............................   38,015    20,206
  Other assets and liabilities ............................   (8,085)     (713)
                                                            --------  --------
   Net cash provided by operating activities ..............  130,142   107,989
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures and gross additions ............ (113,741) (108,746)
 Investment in subsidiaries and other .....................     (302)   (3,927)
 Salvage net of removal cost ..............................      (18)      229
                                                            --------  --------
   Net cash used in investing activities .................. (114,061) (112,444)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of capital stock ....................................   27,876    97,077
 Sale of long-term debt ...................................        -    45,000
 Change in funds held in trust ............................   32,079    (1,236)
 Retirement of preferred stock and long-term debt .........   (5,753)  (57,731)
 Coal contract buy-out ....................................  (15,439)        -
 Change in short-term borrowing ...........................        -         -
 Cash dividends ...........................................  (53,524)  (49,544)
 Other financing activities ...............................    4,852     1,710
                                                            --------  --------
   Net cash provided by financing activities ..............   (9,909)   35,276
                                                            --------  --------
CASH AND TEMPORARY CASH INVESTMENTS:
 Net increase during the period ...........................    6,172    30,821
 Beginning of period ......................................      145       160
                                                            --------  --------
 End of period ............................................ $  6,317  $ 30,981
                                                            ========  ========
CASH PAID DURING THE PERIOD FOR:
 Interest, net of amounts capitalized ..................... $ 35,997  $ 36,518
                                                            ========  ========
 Income taxes ............................................. $  5,000  $      1
                                                            ========  ========

See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report. Certain prior period amounts have been reclassified, with no effect on income or common shareholders' equity, to conform with the current period presentation.


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


                                          THREE MONTHS        NINE MONTHS
                                       ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                       -------------------  -------------------
                                        1994       1993       1994      1993
                                       -------    -------   -------    -------
                                                   (In Thousands)
Federal income tax at statutory rate . $27,207    $25,520   $42,113    $38,100
Investment tax credit amortization ...    (365)      (365)   (1,095)      (938)
Other ................................     421        751       950        966
                                       -------    -------   -------    -------
Recorded federal income taxes ........ $27,263    $25,906   $41,968    $38,128
                                       =======    =======   =======    =======
Federal income taxes included in-
  Operating expenses ................. $26,291    $24,640   $37,064    $35,005
  Other income, net ..................     972      1,266     4,904      3,123
                                       -------    -------   -------    -------
Recorded federal income taxes ........ $27,263    $25,906   $41,968    $38,128
                                       =======    =======   =======    =======


(2)  COMMITMENTS AND CONTINGENCIES:

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

     The United States Congress authorized $2 million for the U.S. Environmental Protection Agency (EPA) to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon. The EPA report is expected to be finalized in late 1995, with a follow-up report from the Grand Canyon Visibility Transport Commission in late 1996. Also, the Nevada Division of Environmental Protection has imposed more stringent stack opacity limits for Mohave. This will affect the Company's utilization of resources, but, as more experience is gained by operating at the new opacity levels, optimal utilization will be determined. As a 14 percent owner of Mohave, the Company will be required to fund any plant improvements that may result from the EPA study and operation at the new opacity levels. The cost of any potential improvements cannot be estimated at this time.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $56.5 million for installation of the scrubbers. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers up to $46.6 million.

(3)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company adopted Statement of Financial Accounting Standards No. 106 (FAS 106), Employers' Accounting for Postretirement Benefits Other Than
Pensions, effective January 1, 1993. The costs of these benefits have been expensed on a pay-as-you-go basis prior to the Company adopting FAS 106. In July 1992, the PSC authorized the Company to continue recognizing these benefit costs on a pay-as-you-go basis after adopting FAS 106 and to record any difference in costs resulting from the implementation of FAS 106 as a deferred asset. As a result of the stipulation approved by the PSC on July 6, 1994, the Company is no longer recognizing these benefit costs on a pay-as-you-go basis and began amortizing the FAS 106 deferred asset at March 31, 1994 over a period of 8 years.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On July 6, 1994, the PSC approved a stipulation between the Company, PSC staff, Office of Consumer Advocate and other intervenors to settle an earnings investigation of the Company and several other pending regulatory matters. The stipulation will reduce non-residential rates by $6.25 million beginning October 1, 1994 and provides for no additional rate changes before July 1, 1995. The overall rate of return was reduced from 10.02 percent to 9.66 percent although the allowed return on common equity remains at 12.5 percent. The stipulation resulted in the withdrawal of the Company's $38.5 million energy rate request and $1 million resource planning rate request filed with the PSC on February 28, 1994. In addition, as part of the stipulation, the Company is required to use billed and unbilled sales to calculate deferred energy balances. Implementation of this methodology has resulted in a credit adjustment to deferred energy costs and a debit to unbilled customer receivables of $19.4 million with no impact on the Company's earnings.

     The stipulation also completely resolved the Mohave accident replacement power case. As a part of the stipulation, $11 million of the reserved $17.4 million previously collected from customers for fuel and purchased power costs and interest will be refunded to customers. The $11 million was transferred from other deferred credits to deferred energy costs to offset increased fuel and purchased power costs that have been deferred for collection. The balance of $4.2 million, net of tax, was reflected as other income in miscellaneous, net for the second quarter of 1994.

     The Company's customer growth rate during 1993 and 1992 was 5.4 and 4.6 percent, respectively. The increase in customers for the first nine months of 1994 was at an annualized rate of 6.1 percent. At September 30, 1994, the Company provided electric service to 422,213 customers.

     Every three years Nevada law requires the Company file with the PSC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. In the third quarter of 1994, the Company filed with the PSC its 1994 Resource Plan and an amendment thereto which collectively requested approval of the following major items:

     (1)  Arden-Northwest 230 kV Transmission Project -
          This project had previously been approved for partial construction. The Company has requested approval for expenditures to complete this project.

     (2)  A Comprehensive Renewable Energy Program -
          The Company seeks to utilize all appropriate incentives, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide Southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002.

     (3)  Supply-Side Request for Proposal (RFP) Process -
          For resources in 1997 and 1998, the Company is requesting approval of the process used to select the bidders for projects, which include utility system sales, combustion turbine projects, pumped hydroelectric projects, a seasonal diversity exchange, and a wind power project.

     (4)  Residential New Construction Program -
          The Company would assist builders in meeting and exceeding minimum building energy codes by analyzing their house plans and recommending measures that would minimize summer air conditioning loads. Incentives would be provided based on whether the recommended measures were actually installed.

     (5)  Energy Service Company Contracts -
          The Company is seeking approval to enter into demand-side management contracts with three energy service companies to promote conservation among certain commercial customers. The total targeted reduction in demand is equivalent to 13.8 megawatts.

     (6) Construction of a 72 MW Combustion Turbine Generator at the Harry Allen Site -
          The Company requested approval of this item to assist in meeting the Company's latest load forecast.

     Nevada Power Company, the PSC Staff, the OCA and the Land and Water Fund of the Rockies stipulated the Renewable Energy Program section of the Resource Plan on October 4, 1994. The PSC subsequently approved the stipulation which includes establishing a solar test facility on Company property where new solar technologies will be installed and tested. The Company will also install several photovoltaic units in the Las Vegas Valley and will serve on the Technical Advisory Committee of the Solar II Project in Barstow, California.

     The PSC issued an Order on October 10, 1994 giving the Company approval to construct the combustion turbine generator for commercial operation in 1996 if, after review of all other options, including the Supply-Side RFP, it is still determined to be in the best interest of the Company.

     The Company is anticipating filing another Amendment to this Resource Plan by the end of 1994. The Amendment will request approval of the completed Supply-Side RFP and the subsequent recommendation on the Company's resource options.

     To meet capital expenditure requirements through 1994, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of Nevada Power common stock to meet the requirements of the SPP. Under the SPP, the Company issued 1,640,326 and 1,331,854 shares, respectively, of common stock in 1993 and the first nine months of 1994.

     On November 9, 1994, the Company sold 2,000,000 shares of common stock through a negotiated public offering. Net proceeds of $27.7 million will be used primarily for construction and general corporate purposes including the repayment of any amounts incurred for those purposes that are outstanding under the Company's bank revolving credit facility.

     In October 1994, the Company filed a request with the PSC for authorization to issue and sell up to 15,000,000 shares of common stock, up to $195 million of debt for the purpose of refinancing existing debt, up to $40 million of preferred stock for the purpose of refinancing existing preferred stock, up to $320 million of new taxable debt and up to $100 million of new preferred stock as an alternative to an equal amount of common stock and/or new taxable debt with such authorization to expire on December 31, 1997.

     In August 1994, the Company received PSC approval for authority to issue short-term unsecured promissory notes not to exceed $150 million with such authorization to expire on December 31, 1997, and for authority to issue an additional 2 million shares of common stock under the SPP. The Company has accepted a fully underwritten three-year commitment from the existing agent to provide a $125 million revolving credit facility. The Company expects the new credit facility to be effective before year end.

     On June 24, 1992, Clark County, Nevada issued $105 million 6.70% fixed rate 30-year IDBs (Nevada Power Company Project) Series 1992A. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At September 30, 1994, $27.0 million remained on deposit with the trustee.

               OPERATING RESULTS OF FIRST NINE MONTHS OF 1994
                   COMPARED TO FIRST NINE MONTHS OF 1993

      Earnings per average common share were $1.78 for the first nine months of 1994, compared to $1.74 in the same period in 1993. The increase in earnings was due primarily to an increase in kilowatthour sales and settlement of the replacement power case from the 1985 Mohave Generating Station accident. Year to date kilowatthour sales, excluding sales for resale, were up 11.1 percent, as compared to the first nine months of 1993, due to a 6.2 percent increase in the average number of customers as well as warmer weather in 1994.

     The increase in revenues was due to the higher kilowatthour sales and increases in rates to recover costs for fuel and purchased power. Higher revenues also resulted from recording unbilled revenues for the recovery of energy costs, with an offsetting increase in the deferred energy cost adjustment and accordingly no impact on the Company's earnings, as required by the stipulation approved by the PSC on July 6, 1994.

     Fuel expense increased by $6.9 million due mainly to increased generation at Clark Station. The cost of purchased power increased by $15.3 million due primarily to charges for energy and capacity purchased from qualifying facilities under contracts with Nevada Cogeneration Associates and Las Vegas Cogeneration. Other operations expense increased $12.7 million due primarily to an increase in administrative and general expenses resulting mainly from an increase in employee benefit costs, higher labor costs and an increase in the uncollectible accounts reserve. Employee benefit costs were higher primarily due to increased amounts for group medical insurance, pensions, postretirement benefits other than pensions and amortization of reorganization, early retirement and severance costs. Depreciation expense increased $4.8 million because of a growing asset base. Other income miscellaneous, net increased $6.6 million due mainly to the stipulated resolution of the Mohave accident.

     Average common shares increased because of the sale of additional common shares through public offerings and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                   OPERATING RESULTS OF THIRD QUARTER OF 1994
                        COMPARED TO THIRD QUARTER OF 1993

     Third quarter earnings of $1.16 per average common share were up 3 cents from the same period in 1993. Kilowatthour sales, excluding sales for resale, were up 13.7 percent due to warmer weather in the third quarter of 1994 and an increase of 6.3 percent in the average number of customers.

     The increase in revenues was due to the higher kilowatthour sales and an increase in rates to recover costs for fuel and purchased power. Higher revenues also resulted from recording unbilled revenues for the recovery of energy costs, with an offsetting increase in the deferred energy cost adjustment and accordingly no impact on the Company's earnings, as required by the stipulation approved by the PSC on July 6, 1994.

     Fuel expense in the third quarter of 1994 increased by $5.5 million as compared to the third quarter of 1993 due to increased generation at Clark Station. Purchased power expense increased by $3.4 million due to increased purchased power rates. Other operations expense rose $4.2 million as a result of an increase in administrative and general expenses due mainly to higher group medical insurance costs, pensions, postretirement benefits other than pensions and the provision for uncollectible accounts. Depreciation expense increased $2.0 million because of a growing asset base.

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities  necessary  to  meet increased customer demand for electricity.

                          PART II.  OTHER INFORMATION

Items 1 through 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

          Exhibits Filed      Description
          --------------      -----------
          27                  Financial Data Schedule

     b.  Reports on Form 8-K.

          None.




                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Nevada Power Company
                                                       (Registrant)



Date: November 10, 1994                           STEVEN W. RIGAZIO
                                         -------------------------------------
                                                  Steven W. Rigazio
                                         Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer