Form 10-K405
NEVADA POWER CO
filed 1995-03-27
CIK 71180

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission file number 1-4698

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
     Indicate by  check mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                        ---
  45,798,919 shares of Common Stock were outstanding as of March 23, 1995.

     The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 23, 1995, was $915,978,380. (Computed by reference to the closing price on March 23, 1995, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts II and IV hereof.

     (2) Portions of the Registrant's definitive Proxy Statement dated March 14, 1995 for the Company's annual meeting of shareholders on May 12, 1995, are incorporated by reference into Part III hereof.

                             TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I

     Item  1. Business ......................................    1

     Item  2. Properties ....................................    9

     Item  3. Legal Proceedings .............................   10

     Item  4. Submission of Matters to a Vote of Security
              Holders........................................   10

     Supplemental Item.

           Executive Officers of Registrant .................   10

PART II

     Item  5. Market for the Registrant's Common Stock and
              Related Security Holder Matters ...............   11

     Item  6. Selected Financial Data .......................   11

     Item  7. Management's Discussion and Analysis of
              Financial Condition and Results of Operation...   11

     Item  8. Financial Statements and Supplementary Data ...   12

     Item  9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........   12

PART III

     Item 10. Directors and Executive Officers of the
              Registrant ....................................   12

     Item 11. Executive Compensation ........................   12

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management ................................   13

     Item 13. Certain Relationships and Related Transactions.   13

PART IV

     Item 14. Exhibits, Financial Statement Schedule, and
              Reports on Form 8-K ...........................   13

SIGNATURES ..................................................   24

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     Nevada Power Company (Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 999,000 at December 31, 1994) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located.

SOURCES OF ELECTRIC ENERGY SUPPLY

     The electric energy obtained from the Company's own generating facilities will be produced at the following plants:

                                           NUMBER            NET CAPACITY
        PLANT                             OF UNITS            (MEGAWATTS)
        -----                             --------           ------------
     Coal Fuel:
       Reid Gardner (Steam)..............     3                   330
       Reid Gardner Unit No. 4 (Steam)...     1                   275(1)
       Mohave (Steam)....................     2                   196(2)
       Navajo (Steam)....................     3                   255(3)
     Natural Gas and Oil Fuel:
       Clark (Steam).....................     3                   181
       Clark (Gas Turbine)...............     1                    50
       Clark (Combined Cycle)............     2                   466
       Sunrise (Steam)...................     1                    80
       Sunrise (Gas Turbine).............     1                    69
       Harry Allen (Gas Turbine).........     1                    72(4)
                                                                -----
                                                                1,974
                                                                =====

     _________________

     (1) This represents 25 megawatts of base load capacity, 235 megawatts of peaking capacity and 15 megawatts (MW) upgrade capacity. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California. The Company is entitled to use 100% of the unit's capacity for 1,500 hours each year excepting that from 1993 through 1997, the Company has agreed to reduce its allocation of peaking capacity by 20 MW. The Company is entitled to 9.6% of the first 260 megawatts of capacity and associated energy and is entitled to all the 15 megawatt upgrade accomplished in 1990. Beginning in 1998, the Company has options for the use of increasing amounts of energy from the unit so that the Company may be entitled to use all of the unit's output 15 years from that date. The 1999 option for 10.17 MW was not exercised by the Company and has expired.

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

     (4)  This additional  capacity is  expected to  be operational in June
          1995.

     The Company purchases Hoover Dam power pursuant to a contract with the State of Nevada which became effective June 1, 1987 and will continue through September 30, 2017. The Company's allocation of capacity is 235 MW.

     The peak electric demand experienced by the Company was 2,920 megawatts on June 30, 1994. This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

     For 1995, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF) (also known as cogenerators) as follows:

                                     CONTRACT TERM             NET CAPACITY
                                  --------------------
                                    FROM          TO           (MEGAWATTS)
                                  --------      ------        --------------
     Independent Power Producer:
     --------------------------
       Nevada Sun-Peak Limited
        Partnership               06/08/91     05/31/16             210
     Qualifying Facilities:
     ---------------------
       Saguaro Power Company      10/17/91     04/30/22              90
       Nevada Cogeneration
        Associates #1             06/18/92     04/30/23              85
       Nevada Cogeneration
        Associates #2             02/01/93     04/30/23              85
       Las Vegas Cogeneration
        Limited Partnership       06/01/94     05/31/24              45
                                                                    ---
                                                                    515
                                                                    ===


     The Company's total generating capacity of 2,724 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power, for the summer of 1995 will not be sufficient to meet the 1995 anticipated peak load demand and reserve margin needs. Accordingly, the Company has agreements with other suppliers to purchase 715 megawatts of firm capacity and associated energy.

FUEL SUPPLIES

     The fuels used to provide energy for the Company's generating facilities are coal, natural gas and oil. Its other sources of electricity are hydroelectric (Hoover Dam) and purchased power.

     The Company's  primary fuel  source  for  generation  is  coal.    The
following table shows the actual sources of fuel for generation for 1994 and anticipated sources of fuel for generation in 1995 and 1996.

                                        1994    1995    1996
                                        ----    ----    ----
          Coal........................   85%     85%     85%
          Natural Gas.................   15      15      15
                                        ----    ----    ----
                                        100%    100%    100%
                                        ====    ====    ====


     The Company's average delivered cost per ton of coal burned was as follows: 1992 - $34.54; 1993 - $34.43; 1994 - $32.96.

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

     The anticipated full requirements for coal at the Reid Gardner Generating Station are covered by contracts through 1995. Partial requirements for coal are presently under contract through the year 2007. The Company anticipates no major difficulties in purchasing the remainder of its coal requirements based upon current coal market conditions in the Western United States. All coal for Reid Gardner presently comes from underground mines in Utah and Colorado.

     The Company's natural gas supply is subject to curtailment due to limited pipeline capacity. All the Company's plants using natural gas also have the capability of burning oil on a sustained basis.

CONSTRUCTION AND FINANCING PROGRAMS

     The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1994 amounted to $945,494,000 and $53,412,000, respectively.

     Excluding Allowance for Funds Used During Construction, the Company's actual construction expenditures for 1994 were $180 million, and currently estimated construction expenditures for 1995 and 1996 are $169 million and $175 million, respectively.

     The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

     To meet capital expenditure requirements through 1996, the Company will utilize internally generated cash, the proceeds from industrial development revenue bonds, first mortgage bonds, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. The Company issued 1,825,120 shares of its common stock in 1994 under the SPP.

     At the end of 1994, common equity represented 49.2% of total capitalization. The Company sold 2.0 million shares of common stock for net proceeds of $37.7 million through a negotiated public offering in 1994. The net proceeds were used primarily for construction and general corporate purposes including the repayment of any amounts incurred for those purposes that were outstanding under the Company's bank revolving credit facility.

     The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1994 and assuming an 8 1/2 percent interest rate on new bonds, the Company would be able to issue approximately $460 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

     The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1994, this test would permit the issuance of $407 million of additional preferred stock at a dividend rate of 8 1/2 percent.

RESOURCE PLANNING

     The Company's rate of customer growth, especially in recent years, has been among the highest in the nation. The annual customer growth rate was
6.0 percent, 5.4 percent, and 4.6 percent in 1994, 1993 and 1992, respectively.

     The peak demand for electricity by the Company's customers increased from 2,681 megawatts in 1993 to 2,920 megawatts in 1994. The Company's 1994 energy sales reached 11,942,724 megawatthours, an increase of 7.1 percent over 1993.

     Every three years Nevada law requires the Company to file with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. In the third quarter of 1994, the Company filed with the PSC its 1994 Resource Plan.

     The Company introduced a Renewable Energy Program as part of the 1994 Resource Plan filing. This section of the plan requested approval for the Company to utilize all appropriate incentives, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002. A stipulation on the Renewable Energy Program was signed by the Company, PSC Staff, Office of Consumer Advocate (OCA) and the Land and Water Fund of the Rockies. The PSC subsequently approved the stipulation which includes establishing a solar test facility on Company property where new solar technologies will be installed and tested. The Company will also install several photovoltaic units in the Las Vegas Valley and will serve on the Technical Advisory Committee of the Solar II Project in Barstow, California.

     At the time of the 1994 Resource Plan filing, the Company had yet to complete its long-term supply-side request for proposal (RFP) process. The PSC issued an order approving a stipulation between the Company, the PSC Staff, the OCA and other intervenors allowing the Company to refile its 1994 Resource Plan when it completed the RFP process. The Company completed the final analysis of the RFP in December 1994.

     At the time of the final analysis of the RFP, there was tremendous uncertainty about competitive changes in the electric utility industry. The combination of the final analysis of the RFP, the current information about the purchased power markets and the uncertainty of the changes in the electric utility industry mandated a fundamental change in the Company's resource planning strategy. The Company will rely on short-term power purchases rather than proceed with the RFP process to meet its forecasted increase in load.

     On February 15, 1995, the Company filed its Refiled 1994 Resource Plan. To support the Company's position in its decision to rely on short-term markets for purchased power, the Company requested the following projects to be approved by the PSC:

     (1) the installation of a 230 kV transmission line on the previously approved Northwest-Arden line;

     (2) the construction of two new switchyards in the southern portion of the Company's transmission system; and

     (3) funds to study the development of transmission systems, the Price and Availability Purchased Power Forecast, modifications to existing generating facilities and the stability of the Company's transmission system.

     With the projections of future electricity costs decreasing, many of the Demand-Side Management (DSM) programs offered by the Company are no
longer  cost-effective.    Therefore,  the  Company  reevaluated  its  DSM
programs and requested approval to phase out three of its programs: air conditioning replacement, attic insulation and energy efficient motors. In addition, the Company requested approval to reduce incentives to numerous other programs and suspend the air conditioning load management program in 1995. The DSM section of the Refiled 1994 Resource Plan also includes:

     (1)  DSM contracts  with three  energy service  companies to
          promote   conservation    among   certain    commercial
          customers.   The total  targeted reduction in demand is
          equivalent to 13.8 megawatts; and

     (2) a limited residential new construction program offering education and assistance to contractors on energy efficiency measures in new homes.

     Hearings on the Company's Refiled 1994 Resource Plan are scheduled to begin in April 1995.

REGULATION AND RATES

     The Company is subject to regulation by the PSC which has regulatory powers with respect to rates, facilities, services, reports, issuance of securities and other matters.

     Following is a summary of the rate increases and decreases that have been granted the Company during the past three years.
                                                             AMOUNT IN
          EFFECTIVE                                           MILLIONS
            DATE          NATURE OF INCREASE (DECREASE)      OF DOLLARS
          ---------       -----------------------------      ----------
        July 27, 1992      General rate increase               $ 22.2
                           Energy and resource plan
                             net rate decrease                  (26.4)
        June 28, 1993      Energy and resource plan
                             net rate increase                   42.1
        February 1, 1994   Energy rate increase                  23.6
        October 1, 1994    General rate decrease                 (6.3)

All amounts are on an annual basis.

     On July 6, 1994, the PSC approved a stipulation between the Company, PSC staff, OCA and other intervenors to settle an earnings investigation of the Company and several other pending regulatory matters. The stipulation reduced nonresidential rates by $6.25 million effective October 1, 1994 and provides for no additional rate changes before July 1, 1995. The overall rate of return was reduced from 10.02 percent to 9.66 percent although the allowed return on common equity remains at 12.5 percent. The stipulation resulted in the withdrawal of the Company's $38.5 million energy rate request and $1 million resource planning rate request filed with the PSC on February 28, 1994. In addition, as part of the stipulation, the Company is required to use billed and unbilled sales to calculate deferred energy balances. Implementation of this methodology has resulted in a credit adjustment to deferred energy costs and an offsetting debit to unbilled customer receivables with no impact on the Company's earnings.

     The stipulation also completely resolved the Mohave accident replacement power case. As a part of the stipulation, $11 million of the reserved $17.4 million previously collected from customers for fuel and purchased power costs and interest was transferred from other deferred credits to deferred energy costs to offset increased fuel and purchased power costs that have been deferred for collection. The balance of $6.4 million ($4.2 million net of tax) was reflected as other income in miscellaneous, net for the second quarter of 1994.

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

     On July 11, 1991, Nevada Electric Investment Co. (NEICO), the Company's unregulated subsidiary, sold a 50 percent undivided ownership interest in certain coal mining assets to the Intermountain Power Agency
(IPA), and NEICO and IPA conducted the coal mining operations as joint venturers under the name of the Crandall Canyon Project. On January 11, 1995, NEICO sold its remaining 50 percent undivided ownership interest in the coal mining assets. The initial sale transaction has been inquired into by the PSC, and no gain has been recorded pending regulatory review.

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

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions which will affect the Company's existing steam generating facilities and all new fossil fuel fired facilities. Title IV of the Amendments provides a national cap on sulfur dioxide emissions by mandating emissions reductions for many electric steam generating facilities. The sulfur dioxide provisions of the Amendments will not adversely affect the Company because the Company's steam units burn low sulfur fuels or have sulfur dioxide control equipment. Title IV of the Amendments also provides for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This Title will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million.

     The United States Congress authorized the U.S. Environmental Protection Agency (EPA) to study the potential impact the Mohave Generating Station (Mohave) and other sources and areas may have on visibility in national parks and recreational areas of the Colorado Plateau. The Grand Canyon Visibility Transport Commission is required to make a recommendation to the EPA prior to November of 1995 regarding ways to improve regional haze in these areas. A variety of actions are being considered including further imposition of pollution controls or emissions limitations upon large pollution sources. Also, the Nevada Division of Environmental Protection has imposed more stringent stack opacity limits for Mohave. This will affect the Company's utilization of resources, but, until more experience is gained by operating at the new opacity levels, optimal utilization cannot be determined. As a 14 percent owner of Mohave, the Company will be required to fund any plant improvements that may result from the EPA study and operation at the new opacity levels. The cost of any potential improvements cannot be estimated at this time.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $56.5 million for installation of the scrubbers. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

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

     An opportunity exists given the Company's strategic location in the center of a region of price diversity. As generators arrange for sales of electricity to customers in other areas, much of the power may need to be transmitted through the Company's service territory. The Company would have an opportunity to charge generators for the transmission of energy through its system. The Company is studying the feasibility of constructing additional cost-effective transmission facilities to maximize the advantage of its strategic location.

     In November 1994, the PSC opened a docket to investigate and review the issues associated with retail wheeling in Nevada. To date, the PSC has solicited comments to some general questions regarding retail wheeling and has held one workshop in that docket. As of this time, the PSC has not established a schedule for completion of its review of these issues.

     During the 1995 session, the Nevada Legislature is not expected to pass retail wheeling legislation, however, related issues are expected to be studied over the next two years. The Nevada Legislature is not scheduled to meet again until 1997.

EMPLOYEES

     The Company had 1,759 employees at December 31, 1994.

                            ITEM 2. PROPERTIES

     The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

     The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 230 kilovolt lines presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada. One is a 39 mile line to the Pecos Substation and the other a 25 mile line to the Harry Allen Substation. In 1994, 20 miles of a 230 kilovolt line from the Harry Allen Substation to the Pecos Substation was energized. One 39-mile, 230 kilovolt line transmits power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. In addition to the above, the Company has 277 miles of 138 kilovolt and 484 miles of 69 kilovolt transmission lines in service.

     In 1990 the Company added a new transmission interconnection consisting of a 345 kilovolt line from Harry Allen Substation in Southern Nevada to the Nevada-Utah border where it connects with a PacifiCorp line to Red Butte Substation in Southern Utah near the City of St. George and a 230 kilovolt line from Harry Allen Substation to Westside Substation which is located in Las Vegas. The Company owns the 50-mile, 230 kilovolt line and the 69 miles of the 345 kilovolt line from Harry Allen Substation to the Nevada-Utah border; PacifiCorp owns the portion of the 345 kilovolt line from the Nevada-Utah border to Red Butte Substation.

     At December 31, 1994, the Company owned 101 transmission and distribution substations with a total installed transformer capacity of 10,297,841 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes and the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes.

     At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     As of December 31, 1994, there were approximately 3,071 miles of pole line together with approximately 6,176 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 5,566,554 kilovolt-amperes.

                         ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the Company's financial position and results of operations.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

            SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The Company's executive officers are as follows:

                       AGE AS OF
         NAME      DECEMBER 31, 1994          POSITION
         ----      -----------------          --------

    Charles A. Lenzie       57        Chairman of the Board and Chief
                                       Executive Officer
    James C. Holcombe       49        President and Chief Operating
                                       Officer
    David G. Barneby        49        Vice President, Power Delivery
    Cynthia K. Gilliam      46        Vice President, Retail Customer
                                       Operations
    Richard L. Hinckley     39        Vice President, Secretary and
                                       General Counsel
    Steven W. Rigazio       40        Vice President, Finance and
                                       Planning, Treasurer, Chief
                                       Financial Officer
    Gloria T. Banks Weddle  45        Vice President, Human Resources and
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

     Cynthia K. Gilliam was elected Vice President, Retail Customer Operations effective October 14, 1993. She joined the Company in 1974 as a Rate Analyst and was promoted to Rates Administrator in 1979 and to Manager of Financial Planning in 1983. In 1987, she was appointed Manager of Human Resource Planning. She was elected Vice President - Personnel in 1988 and her title was changed to Vice President - Human Resources in 1989. In 1992, she was elected Vice President - Customer Service.

     Richard L. Hinckley was elected Vice President, Secretary and General Counsel on May 15, 1991. He joined the Company as Staff Counsel in 1985 and was promoted to Assistant Secretary and Chief Counsel in 1989. Prior to joining the Company, he served as Staff Attorney with the Nevada Public Service Commission and as Assistant Attorney General in Utah.

     Steven W. Rigazio was elected Vice President, Finance and Planning, Treasurer, Chief Financial Officer effective October 14, 1993. He joined the Company in 1984 as a Rates Administrator and was promoted to Supervisor of Rates and Regulations in 1985, Manager of Rates and Regulatory Affairs in 1986, Director of System Planning in 1990, Vice President - Planning in 1991 and Vice President and Treasurer, Chief Financial Officer in 1992.

     Gloria T. Banks Weddle was elected Vice President, Human Resources and Corporate Services effective October 14, 1993. She first joined the Company in 1973, was promoted to Manager of Compensation and Benefits in 1988 and Director of Human Resources in 1991. She was elected Vice President - Human Resources in 1992.

                                 PART  II

             ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED SECURITY HOLDER MATTERS

     Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1994 and 1993 are hereby incorporated by reference from page 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which is filed herewith as Exhibit 13.

                      ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is hereby incorporated by reference from page 37 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which is filed herewith as Exhibit 13.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by Item 7 is hereby incorporated by reference from pages 16 to 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which are filed herewith as Exhibit 13.

            ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements for the years ended December 31, 1994, 1993 and 1992 together with the auditors' report thereon required by
Item 8 are incorporated by reference from the following pages of the Company's Annual Report to Shareholders for the year ended December 31, 1994, which are filed herewith as Exhibit 13.

                                                              ANNUAL
                                                              REPORT
                                                               PAGE
                                                              ------
     Statements of Income for the Years Ended
      December 31, 1994, 1993 and 1992......................   20
     Statements of Cash Flows for the Years Ended
      December 31, 1994, 1993 and 1992......................   21
     Balance Sheets - December 31, 1994 and 1993............  22-23
     Schedules of Capitalization -
      December 31, 1994 and 1993............................   24
     Schedules of Long-Term Debt -
      December 31, 1994 and 1993............................   25
     Statements of Retained Earnings for the Years
      Ended December 31, 1994, 1993 and 1992................   26
     Notes to Financial Statements..........................  27-34
     Independent Auditors' Report...........................   35
     Report of Management...................................   35

     See Note 11 of Notes to Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent financial statements, December 31, 1994, reporting a change of accountants.

                                 PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  required  by  Item  10  with  respect  to  the  Company's executive officers is set forth in Part I, Item 4., under the preceding heading "Supplemental Item. Executive Officers of Registrant". The other information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1995 and heretofore filed with the Securities and Exchange Commission (SEC). (See the heading therein "Election of Directors".)

                      ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1995 and heretofore filed with the SEC. (See the heading therein "Executive Compensation".)

                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 14, 1995 and heretofore filed with the SEC. (See the heading therein "Security Ownership of Management".)

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Management of the Company has no knowledge of any transaction, relationship or indebtedness which is required to be disclosed by Item 13.

                                  PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                          AND REPORTS ON FORM 8-K

     The Company's financial statements for the years ended December 31, 1994, 1993 and 1992 together with the auditors' report appearing on pages 20 to 35 of Nevada Power Company's 1994 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

FINANCIAL STATEMENT SCHEDULE FOR THE
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992                        PAGE
--------------------------------------------                        ----

Independent Auditors' Consent and Report on Schedule..............    22
Schedule VIII - Valuation and Qualifying Accounts.................    23

     All other  schedules are  omitted because they are not applicable, not
required,  or  because  the  information  is  included  in  the   financial
statements or notes thereto.

EXHIBITS
FILED                         DESCRIPTION
--------                      -----------

    13         Pages 16 to 37 of Nevada Power Company's Annual Report to
               Shareholders for the Year Ended December 31, 1994
               (incorporated by reference in Parts II and IV hereof)
    10.72      Letter of Credit and Reimbursement Agreement dated as of
               April 12, 1994 between Nevada Power Company and Societe
               Generale, Los Angeles Branch and Amendment No. 1 thereto
               dated as of May 3, 1994
    10.73      Loan Agreement dated as of November 21, 1994 between Nevada
               Power Company, certain banks, and First Interstate Bank of
               Nevada, N.A. as the Administrative Agent
    23         Independent Auditors' Consent and Report on Schedule
    27         Financial Data Schedule - December 31, 1994

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                   AS EXHIBIT          File NO.
-------          -----------                 ----------------      --------

  3.1   Restated Bylaws, as amended
         January 14, 1993                    4.10 to Form S-3      33-61608
  3.2   Restated Articles of Incorporation   3.8 to Form 10-K        1-4698
         filed June 10, 1988                                      Year 1988
  3.3   Amendment to Restated Articles of    4.7 to Form S-8       33-32372
         Incorporation filed May 23, 1989
  3.4   Amendment to Restated Articles of    4.8 to Form S-3       33-55698
         Incorporation filed June 8, 1992
  4.1   Certificate of Designation of Cumulative
         Preferred Stock as follows:
            5.40% Series                     2.1 to Form S-1        2-16968
            5.20% Series                     2.1 to Form S-1        2-20618
            4.70% Series                     3.2 to Form 8-K         1-4698
                                                                  July 1965
            8% Series                        2.1 to Form S-7        2-44513
            8.70% Series                     2.1 to Form S-7        2-49622
           11.50% Series                     2.1 to Form S-7        2-52238
            9.75% Series                     2.1 to Form S-7        2-56788
            Auction Series A                 4.6 to Form S-3       33-15554
            Auction Series A as amended
             November 14, 1991               4.9 to Form S-3       33-44460
            Auction Series A as amended
             December 12, 1991               4.1 to Form 10-K        1-4698
                                                                  Year 1992
            9.90% Series                     4.1 to Form 10-K        1-4698
                                                                  Year 1992
  4.2   Indenture of Mortgage and Deed of    4.2 to Form S-1        2-10932
         Trust Providing for First Mortgage
         Bonds, dated October 1, 1953 and
         Twenty-Five Supplemental Indentures
         as follows:
         First Supplemental Indenture,       4.2 to Form S-1        2-11440
          dated August 1, 1954
         Second Supplemental Indenture,      4.9 to Form S-1        2-12566
          dated September 1, 1956
         Third Supplemental Indenture,       4.13 to Form S-1       2-14949
          dated May 1, 1959
         Fourth Supplemental Indenture,      4.5 to Form S-1        2-16968
          dated October 1, 1960
         Fifth Supplemental Indenture,       4.6 to Form S-16       2-74929
          dated December 1, 1961
         Sixth Supplemental Indenture,       4.6A to Form S-1       2-21689
          dated October 1, 1963
         Seventh Supplemental Indenture,     4.6B to Form S-1       2-22560
          dated August 1, 1964
         Eighth Supplemental Indenture,      4.6C to Form S-9       2-28348
          dated April 1, 1968
         Ninth Supplemental Indenture,       4.6D to Form S-1       2-34588
          dated October 1, 1969
         Tenth Supplemental Indenture,       4.6E to Form S-7       2-38314
          dated October 1, 1970
         Eleventh Supplemental Indenture,    2.12 to Form S-7       2-45728
          dated November 1, 1972

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

         Twelfth Supplemental Indenture,     2.13 to Form S-7       2-52350
          dated December 1, 1974
         Thirteenth Supplemental             4.14 to Form S-16      2-74929
          Indenture, dated October 1,
          1976
         Fourteenth Supplemental             4.15 to Form S-16      2-74929
          Indenture, dated May 1, 1977
         Fifteenth Supplemental              4.16 to Form S-16      2-74929
          Indenture dated September 1,
          1978
         Sixteenth Supplemental Indenture,   4.17 to Form S-16      2-74929
          dated December 1, 1981
         Seventeenth Supplemental            4.2 to Form 10-K        1-4698
          Indenture, dated August 1, 1982                         Year 1982
         Eighteenth Supplemental Indenture,  4.6 to Form S-3        33-9537
          dated November 1, 1986
         Nineteenth Supplemental Indenture,  4.2 to Form 10-K        1-4698
          dated October 1, 1989                                   Year 1989
         Twentieth Supplemental Indenture,   4.21 to Form S-3      33-53034
          dated May 1, 1992
         Twenty-First Supplemental           4.22 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Second Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Third Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fourth Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fifth Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated January 1, 1993
  4.3   Instrument of Further Assurance      4.8 to Form S-1        2-12566
         dated April 1, 1956 to Indenture
         of Mortgage and Deed of Trust
         dated October 1, 1953
  4.4   Rights Agreement dated October 15,   4.1 to Form 8-A         1-4698
         1990 between Manufacturers Hanover                       Year 1990
         Trust Company and Nevada Power
         Company
 10.1 Contract for Sale of Electrical 13.9A to Form S-1 2-10932 Energy between State of Nevada and the Company, dated October
         10, 1941
 10.2   Amendment dated June 30, 1953 to     13.9A to Form S-1      2-10932
         Exhibit 10.1
 10.3 Contract for Sale of Electrical 13.10 to Form S-1 2-10932 Energy between State of Nevada and the Company, dated June 1,
         1951
 10.4 Agreement dated November 10, 1948 13.18 to Form S-1 2-12697 between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5
 10.5 Agreement dated October 21, 1949 13.19 to Form S-9 2-12697 between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.6   Mohave Project Plant Site            13.27 to Form S-9      2-28348
         Conveyance and Co-tenancy
         Agreement dated May 29, 1967
         between the Company and Salt
         River Project Agricultural
         Improvement and Power District
         Southern California Edison
         Company
 10.7   Eldorado System Conveyance and       13.30 to Form S-9      2-28348
         Co-tenancy Agreement dated
         December 20, 1967 between the
         Company and Salt River Project
         Agricultural Improvement and
         Power District and Southern
         California Edison Company
 10.8   Mohave Operating Agreement dated     13.26F to Form S-1     2-38314
         July 6, 1970 between the Company,
         Salt River Project Agricultural
         Improvement and Power District,
         Southern California Edison
         Company and Department of Water
         and Power of the City of Los
         Angeles
 10.9   Navajo Project Participation         13.27A to Form S-1     2-38314
         Agreement dated September 30,
         1969 between the Company, the
         United States of America,
         Arizona Public Service Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and Tucson Gas & Electric
         Company
 10.10  Navajo Project Coal Supply           13.27B to Form S-1     2-38314
         Agreement dated June 1, 1970
         between the Company, the United
         States of America, Arizona
         Public Service Company,
         Department of Water and Power
         of the City of Los Angeles,
         Salt River Project Agricultural
         District, Tucson Gas & Electric
         Company and the Peabody Coal
         Company
 10.11  Contract dated January 1, 1968       13.32 to Form S-1      2-34588
         between the Company and United
         States Bureau of Reclamation for
         interconnections at Mead Station
 10.12  Note Agreement dated December 11,    5.35 to Form S-7       2-49622
         1973 relating to $25,000,000
         8-1/2% Promissory Notes due 1998

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        File No.
-------          -----------                 ----------------      --------

 10.13  Reclaimed Wastewater Purchase        5.36 to Form S-7       2-52238
         Agreement dated June 21, 1974
         among City of Las Vegas, Nevada,
         Clark County Sanitation District
         No. 1, County of Clark, Nevada
         and Nevada Power Company
 10.14  Equipment Lease dated as of          5.37 to Form 8-K        1-4698
         March 1, 1974 between Nevada Power                      April 1974
         Company, Lessor, and Clark County,
         Nevada, Lessee
 10.15  Sublease Agreement dated as of       5.38 to Form 8-K        1-4698
         March 1, 1974 between Clark                             April 1974
         County, Nevada, Sublessor,
         and Nevada Power Company,
         Sublessee
 10.16  Guaranty Agreement dated as of       5.39 to Form 8-K        1-4698
         March 1, 1974 between Nevada                            April 1974
         Power Company and Commerce
         Union Bank as Trustee
 10.17  Navajo Project Co-tenancy            5.31 to Form 8-K        1-4698
         Agreement dated March 23, 1976                          April 1974
         between the Company, Arizona
         Public Service Company,
         Department of Water and
         Power of the City of Los Angeles,
         Salt River Project Agricultural
         Improvement and Power District,
         Tucson Gas & Electric Company
         and the United States of America
 10.18  Amended Mohave Project Coal Supply   5.35 to Form S-7       2-56356
         Agreement dated May 26, 1976
         between the Company and Southern
         California Edison Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and the Peabody Coal Company
 10.19  Amended Mohave Project Coal Slurry   5.36 to Form S-7       2-56356
         Pipeline Agreement dated May 26,
         1976 between Peabody Coal Company
         and Black Mesa Pipeline, Inc.
         (Exhibit B to Exhibit 10.18)
 10.20  Coal Supply Agreement dated October  5.38 to Form S-7       2-56356
         15, 1975 between the Company and
         United States Fuel Company
 10.21  Amendment dated November 19, 1976    5.30 to Form S-7       2-62105
         to Exhibit 10.20
 10.22  Participation Agreement Reid         5.34 to Form S-7       2-65097
         Gardner Unit No. 4 dated July
         11, 1979 between the Company
         and California Department of
         Water Resources
 10.23  Coal Supply Agreement dated          5.37 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Beaver Creek
         Coal Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.24  Coal Supply Agreement dated          5.38 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Trail Mountain
         Coal Company
 10.25  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         December 8, 1980 between the                             Year 1981
         Company and Plateau Mining
         Company
 10.26  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         August 31, 1982 between                                  Year 1982
         the Company and CO-OP
         Mining Company
 10.27  Coal Supply Agreement dated          10.27 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Getty Mining
         Company
 10.28  Coal Supply Agreement dated          10.28 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Tower Resources,
         Inc.
 10.29  Coal Supply Agreement dated          10.29 to Form 10-K      1-4698
         September 22, 1982 between the                           Year 1982
         Company and Beaver Creek Coal
         Company
 10.30  Memorandum of Understanding          10.30 to Form 10-K      1-4698
         Concerning Interconnection                               Year 1983
         between Utah Power & Light
         Company and Nevada Power
         Company dated February 2, 1984
 10.31  Sublease Agreement between Powveg    10.31 to Form 10-K      1-4698
         Leasing Corp., as Lessor and                             Year 1983
         Nevada Power Company as Lessee,
         dated January 11, 1984 for
         lease of administrative
         headquarters
 10.32  Participation Agreement between      10.32 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1985
         the Company dated December 19,
         1985
 10.33  Sale and Purchase Agreement dated    10.33 to Form 10-K      1-4698
         as of December 23, 1985 by and                           Year 1985
         between Nevada Power Company and
         CP National Corporation
 10.34  Restated Coal Sales Agreement as     10.34 to Form 10-K      1-4698
         of July 1, 1985 by and between                           Year 1985
         Nevada Power Company and Trail
         Mountain Coal Company
 10.35  Summary of Supplemental Executive    10.35 to Form 10-K      1-4698
         Retirement Plan as approved                              Year 1985
         November 14, 1985
 10.36  Financing Agreement dated as of      10.36 to Form 10-K      1-4698
         February 1, 1983 between Clark                           Year 1985
         County, Nevada and Nevada Power
         Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.37  Financing Agreement between Clark    10.37 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1985
         Company dated as of December 1,
         1985
 10.38  Reimbursement Agreement dated        10.38 to Form 10-K      1-4698
         as of December 1, 1985 between                           Year 1986
         The Fuji Bank, Limited and
         Nevada Power Company
 10.39  Contract for Sale of Electrical      10.39 to Form 10-K      1-4698
         Energy between the State of                              Year 1987
         Nevada and the Company, dated
         July 8, 1987
 10.40  Power Sales Agreement between        10.40 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1987
         the Company, dated August 17,
         1987
 10.41  Transmission Facilities Agreement    10.41 to Form 10-K      1-4698
         between Utah Power & Light                               Year 1987
         Company and the Company, dated
         August 17, 1987
 10.42  Financing Agreement between Clark    10.42 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1988
         Company dated as of November 1,
         1988
 10.43  Reimbursement Agreement dated        10.43 to Form 10-K      1-4698
         as of November 1, 1988 between                           Year 1988
         The Fuji Bank, Limited and
         Nevada Power Company
 10.44  Power Purchase Contract dated        10.45 to Form 10-K      1-4698
         February 15, 1990 between                                Year 1989
         Mission Energy Company and
         Nevada Power
         Company
 10.45  Contact for Long-Term Power          10.46 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 1, 1989
         between Oxford Energy of Nevada
         and Nevada Power Company
 10.46  Contract A for Long-Term Power       10.47 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 2, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.47  Contract for Long-Term Power         10.48 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated April 10, 1989
         between Magna Energy Systems,
         Eastern Sierra Energy Company
         and Nevada Power Company
 10.48  Contract B for Long-Term Power       10.49 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1989
         Facility dated October 27, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.49  Contract for Long-Term Power         10.50 to Form 10-K      1-4698
         Purchases from Qualified                                 Year 1989
         Facilities dated February 12,
         1990 between Las Vegas
         Co-generation, Inc. and Nevada
         Power Company
 10.50  Agreement for Transmission           10.51 to Form 10-K      1-4698
         Service dated March 29, 1989                             Year 1989
         between Overton Power District
         No. 5 , Lincoln County Power
         District No. 1 and Nevada Power
         Company
 10.51  Contract dated June 30, 1988         10.52 to Form 10-K      1-4698
         between United States Department                         Year 1989
         of Energy Western Area Power
         Administration and Nevada Power
         Company
 10.52  Executive Performance Incentive      10.53 to Form 10-K      1-4698
         Plan dated as of January 1, 1989                         Year 1989
 10.53  Severance Allowance Plan             10.54 to Form 10-K      1-4698
         adopted September 14, 1989                               Year 1989
 10.54  Power Purchase Contract dated        10.55 to Form 10-K      1-4698
         July 5, 1990 between                                     Year 1990
         Mission Energy Company and
         Nevada Power Company
 10.55  Contract B for Long-Term Power       10.56 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1990
         Facility dated May 24, 1990
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.56  Amendment dated June 15, 1989 to     10.57 to Form 10-K      1-4698
         Exhibit 10.45                                            Year 1990
 10.57  Amendment dated August 23, 1989      10.58 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.58  Amendment dated April 23, 1990       10.59 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.59  Exhibit H dated August 13, 1990      10.60 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.60  Western Systems Power Pool           10.61 to Form 10-K      1-4698
         Agreement (Agreement) dated                              Year 1990
         January 2, 1991 between
         thirty-nine other Western
         Systems Power Pool members as
         listed on pages 1 and 2 of the
         Agreement and Nevada Power
         Company
 10.61  Financing Agreement between Clark    10.62 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1990
         Company dated June 1, 1990
 10.62  Restated Power Sales Agreement       10.63 to Form 10-K      1-4698
         dated March 25, 1991 between                             Year 1991
         Pacificorp and Nevada Power
         Company
 10.63  Amendment dated July 17, 1990 to     10.64 to Form 10-K      1-4698
         Exhibit 10.54                                            Year 1991

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.64  Financing Agreement between Clark    10.65 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992A)
 10.65  Financing Agreement between Clark    10.66 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992B)
 10.66  Financing Agreement between Clark    10.67 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated October 1, 1992
 10.67  Power Sales Agreement dated          10.68 to Form 10-K      1-4698
         October 19, 1992 between the                             Year 1992
         Department of Water and Power
         of the City of Los Angeles
         and Nevada Power Company
 10.68  Long-Term Incentive Plan dated       10.69 to Form 10-K      1-4698
         as of January 1, 1993                                    Year 1993
 10.69  Contract for Long-Term Power         10.70 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1993
         Facilities dated May 27, 1992
         between Las Vegas Co-generation,
         Inc. and Nevada Power Company
         Replaces Exhibit 10.49
 10.70  Settlement Agreement and Promissory  10.71 to Form 10-K      1-4698
         Note between Mountain Coal Company                       Year 1993
         and Atlantic Richfield Company and
         Nevada Power Company dated
         March 9, 1994
 10.71 401(k) Savings Plan, as amended 99.1 to Form S-8 33-50809 and restated January 1, 1990
 10.72  Amendment dated January 1, 1991      99.2 to Form S-8      33-50809
         to Exhibit 10.71

REPORTS ON FORM 8-K

     The Company filed no current report on Form 8-K during the quarter ended December 31, 1994.

           INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

     We consent to the incorporation by reference in Registration Statement No. 33-18622 on Form S-3 and in Registration Statement No. 33-15554 on Form S-3 of Nevada Power Company of our report dated February 10, 1995 incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1994.

     Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Nevada Power Company, listed in Item 14. This financial statement schedule is the responsibility of Nevada Power Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Las Vegas, Nevada
March 24, 1995

                           NEVADA POWER COMPANY
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (IN THOUSANDS OF DOLLARS)

                                                              RESERVE FOR
                                                                DOUBTFUL
                                                                ACCOUNTS
                                                              -----------

     BALANCE AT DECEMBER 31, 1991.............................   $ 1,106
      Provision charged to income.............................     2,068
      Amounts written off, less recoveries....................    (2,371)
                                                              ----------

     BALANCE AT DECEMBER 31, 1992.............................   $   803
      Provision charged to income.............................     3,161
      Amounts written off, less recoveries....................    (2,839)
                                                              ----------

     BALANCE AT DECEMBER 31, 1993.............................   $ 1,125
      Provision charged to income.............................     4,302
      Amounts written off, less recoveries....................    (4,032)
                                                              ----------

     BALANCE AT DECEMBER 31, 1994.............................   $ 1,395
                                                              ==========

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

                                         NEVADA POWER COMPANY
                                 -------------------------------------
                                             (Registrant)

     March 27, 1995           By           CHARLES A. LENZIE
                                 -------------------------------------
                                           Charles A. Lenzie
                                       Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 27, 1995           By           CHARLES A. LENZIE
                                 -------------------------------------
                                    Charles A. Lenzie, Chairman of
                                      the Board, Chief Executive
                                         Officer and Director
                                     (Principal Executive Officer)

     March 27, 1995           By           STEVEN W. RIGAZIO
                                 -------------------------------------
                                   Steven W. Rigazio, Vice President,
                                    Finance and Planning, Treasurer,
                                         Chief Financial Officer
                                        (Principal Financial and
                                      Principal Accounting Officer)


     March 27, 1995           By           MARY LEE COLEMAN
                                 -------------------------------------
                                      Mary Lee Coleman, Director

     March 27, 1995           By           FRED D. GIBSON JR.
                                 -------------------------------------
                                     Fred D. Gibson Jr., Director

     March 27, 1995           By            JOHN L. GOOLSBY
                                 -------------------------------------
                                       John L. Goolsby, Director

     March 27, 1995           By             JERRY HERBST
                                 -------------------------------------
                                        Jerry Herbst, Director

     March 27, 1995           By           JAMES C. HOLCOMBE
                                 -------------------------------------
                                   James C. Holcombe, President and
                                               Director

     March 27, 1995           By             CONRAD L. RYAN
                                 -------------------------------------
                                        Conrad L. Ryan, Director

     March 27, 1995           By             FRANK E. SCOTT
                                 -------------------------------------
                                        Frank E. Scott, Director

     March 27, 1995           By            ARTHUR M. SMITH
                                 -------------------------------------
                                       Arthur M. Smith, Director

     March 27, 1995           By           JELINDO A. TIBERTI
                                 -------------------------------------
                                      Jelindo A. Tiberti, Director