Form 10-Q
period 1995-03-31
NEVADA POWER CO
filed 1995-05-05
CIK 71180

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1995                      Commission File No. 1-4698
                  --------------                                          ------


                            Nevada Power Company
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)




           Nevada                                                88-0045330
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89102
- ------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)



                               (702) 367-5000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



  -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

             Common Stock outstanding April 30, 1995, 45,891,087 shares.
                                                      ----------

                       PART I.  FINANCIAL INFORMATION

                            STATEMENTS OF INCOME
                  (In Thousands, Except Per Share Amounts)
                                (Unaudited)
                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                             1995         1994
                                                           --------    --------
ELECTRIC REVENUES......................................... $145,184    $144,658
                                                           --------    --------
OPERATING EXPENSES AND TAXES:
      Fuel ...............................................   22,675      20,559
      Purchased and interchanged power ...................   45,040      52,491
      Deferred energy cost adjustments, net ..............   10,100       5,138
                                                           --------    --------
       Net energy costs...................................   77,815      78,188
      Other production operations ........................    4,835       4,071
      Other operations ...................................   22,753      22,832
      Maintenance and repairs ............................    9,943       9,744
      Provision for depreciation .........................   13,066      11,960
      General taxes ......................................    4,577       4,285
      Federal income taxes ...............................      553       1,382
                                                           --------    --------
                                                            133,542     132,462
                                                           --------    --------
OPERATING INCOME .........................................   11,642      12,196
                                                           --------    --------
OTHER INCOME (EXPENSES):
      Allowance for other funds used during
       construction ......................................    1,695       2,227
      Miscellaneous, net .................................    2,052         238
                                                           --------    --------
                                                              3,747       2,465
                                                           --------    --------
INCOME BEFORE INTEREST DEDUCTIONS ........................   15,389      14,661
                                                           --------    --------
INTEREST DEDUCTIONS:
      Interest on long-term debt .........................   11,549      10,783
      Other interest .....................................      340         477
      Allowance for borrowed funds used
       during construction ...............................   (1,054)     (1,291)
                                                           --------    --------
                                                             10,835       9,969
                                                           --------    --------
NET INCOME ...............................................    4,554       4,692
DIVIDEND REQUIREMENTS ON PREFERRED STOCK .................      992         995
                                                           --------    --------
EARNINGS AVAILABLE FOR COMMON STOCK ...................... $  3,562    $  3,697
                                                           ========    ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING .............................................   45,637      41,793
                                                           ========    ========

EARNINGS PER AVERAGE COMMON SHARE ........................ $   0.08    $   0.09
                                                           ========    ========

DIVIDENDS PER COMMON SHARE ............................... $   0.40    $   0.40
                                                           ========    ========

See Notes to Financial Statements.

                               BALANCE SHEETS
                                   ASSETS
                                (Unaudited)
                                                         March 31,  December 31,
                                                           1995         1994
                                                        ----------  -----------
                                                            (In Thousands)
ELECTRIC PLANT:
  Original cost ....................................... $1,858,125   $1,831,400
  Less accumulated depreciation .......................    508,233      495,691
                                                        ----------   ----------
    Net plant in service ..............................  1,349,892    1,335,709
  Construction work in progress .......................    171,225      159,167
  Other plant, net ....................................     87,703       89,127
                                                        ----------   ----------
                                                         1,608,820    1,584,003
                                                        ----------   ----------
INVESTMENTS ...........................................     14,024       21,602
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments .................      1,118          123
  Customer receivables ................................     58,009       70,378
  Other receivables ...................................      5,346        6,033
  Fuel stock and materials and supplies ...............     35,498       36,657
  Deferred energy costs ...............................     15,875       25,714
  Prepayments .........................................      7,817        9,657
                                                        ----------   ----------
                                                           123,663      148,562
                                                        ----------   ----------
DEFERRED CHARGES ......................................    154,151      153,222
                                                        ----------   ----------
                                                        $1,900,658   $1,907,389
                                                        ==========   ==========

                        CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 45,798,919 and 45,382,370
     shares issued, respectively ...................... $   49,004   $   48,587
    Premium and unamortized expense on capital stock ..    572,984      563,562
    Retained earnings .................................    104,978      119,600
                                                        ----------   ----------
                                                           726,966      731,749
                                                        ----------   ----------
  Cumulative preferred stock ..........................     41,983       42,064
                                                        ----------   ----------
  Long-term debt ......................................    717,000      712,571
                                                        ----------   ----------
                                                         1,485,949    1,486,384
                                                        ----------   ----------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements ....     57,566       57,551
  Accounts payable, including salaries and wages ......     51,972       66,467
  Accrued taxes .......................................      6,227        2,493
  Accrued interest ....................................      9,540        6,239
  Accumulated deferred taxes on deferred energy costs .      5,557        9,000
  Customers' service deposits and other ...............     38,654       39,359
                                                        ----------   ----------
                                                           169,516      181,109
                                                        ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits .........     33,559       33,924
  Accumulated deferred taxes on income ................    137,770      135,152
  Customers' advances for construction and other ......     73,864       70,820
                                                        ----------   ----------
                                                           245,193      239,896
                                                        ----------   ----------
                                                        $1,900,658   $1,907,389
                                                        ==========   ==========
See Notes to Financial Statements.

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            -------------------
                                                              1995       1994
                                                            --------   --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................. $  4,554   $  4,692
  Adjustments to reconcile net income to net cash provided-
   Depreciation and amortization ..........................   15,708     15,150
   Deferred income taxes and investment tax credits .......   (2,683)        88
   Allowance for other funds used during construction .....   (1,695)    (2,227)
  Changes in-
   Receivables ............................................   13,143      3,351
   Fuel stock and materials and supplies ..................    1,159        839
   Accounts payable and other current liabilities .........  (15,136)   (14,036)
   Deferred energy costs ..................................    9,653      3,866
   Accrued taxes and interest .............................    7,035      5,712
  Other assets and liabilities ............................   (1,725)     1,750
                                                            --------   --------
    Net cash provided by operating activities .............   30,013     19,185
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions ...........  (37,960)   (32,587)
  Investment in subsidiaries and other.....................    9,857       (559)
  Salvage net of removal cost .............................      104       (206)
                                                            --------   --------
    Net cash used in investing activities .................  (27,999)   (33,352)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock ...................................    9,826      9,760
  Sale of long-term debt ..................................        -          -
  Change in funds held in trust ...........................    7,302     17,482
  Retirement of preferred stock and long-term debt ........   (2,347)    (2,425)
  Change in short-term borrowing ..........................        -      6,000
  Cash dividends ..........................................  (19,165)   (17,632)
  Other financing activities ..............................    3,365      1,022
                                                            --------   --------
    Net cash (used in) provided by financing activities ...   (1,019)    14,207
                                                            --------   --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase during the period ..........................      995         40
  Beginning of period .....................................      123        145
                                                            --------   --------
  End of period ........................................... $  1,118   $    185
                                                            ========   ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized .................... $ 10,483   $  9,729
                                                            ========   ========
  Income taxes ............................................ $    205   $      -
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


                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                              1995        1994
                                                           --------    --------
                                                              (In Thousands)

Federal income tax at statutory rate ..................... $  2,494    $  2,590
Investment tax credit amortization .......................     (365)       (365)
Other ....................................................      442         484
                                                           --------    --------
Recorded federal income taxes ............................ $  2,571    $  2,709
                                                           ========    ========

Federal income taxes included in-
  Operating expenses ..................................... $    553    $  1,382
  Other income, net ......................................    2,018       1,327
                                                           --------    --------
Recorded federal income taxes ............................ $  2,571    $  2,709
                                                           ========    ========


(2)  COMMITMENTS AND CONTINGENCIES:

     On July 11, 1991, Nevada Electric Investment Company (NEICO), the Company's unregulated subsidiary, sold a 50 percent undivided ownership interest in certain coal mining assets to the Intermountain Power Agency (IPA), and NEICO and IPA conducted the coal mining operations as joint venturers under the name of the Crandall Canyon Project. On January 11, 1995, NEICO sold its remaining 50 percent undivided ownership interest in the coal mining assets. A gain of $2.3 million, net of tax, was recorded during the first quarter of 1995.

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

      The Clean Air Act Amendments also mandated creation of the Grand Canyon Visibility Transport Commission to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado Plateau. The Commission is required to make recommendations to the U.S. Environmental Protection Agency (EPA) by November 1995, regarding ways to improve visibility. A variety of actions could be considered including imposition of more pollution controls or emissions limitations upon large sources of pollution in the West and Southwest. The potential affect on the Company cannot be determined at this time.

      Also related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in late 1995. Also, the Nevada Division of Environmental Protection has imposed more stringent stack opacity limits for Mohave. This may affect the Company's utilization of resources but until more experience is gained by operating at the new opacity levels, optimal utilization cannot be determined. As a 14 percent owner of Mohave, the Company will be required to fund any plant improvements that may result from the visibility study and opacity limitation. The cost of any potential improvements cannot be estimated at this time.



              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's customer growth rate during 1994 and 1993 was 6.0 and 5.4 percent, respectively. The increase in customers for the first three months of 1995 was at an annualized rate of 5.2 percent. At March 31, 1995, the Company provided electric service to 433,838 customers.

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

     Hearings on the Company's Refiled 1994 Resource Plan began in April 1995.

     To meet capital expenditure requirements through 1996, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

      The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the

SPP the Company issued 1,825,120 and 399,555 shares, respectively, of its common stock in 1994 and the first three months of 1995.

     On June 24, 1992, Clark County, Nevada issued $105 million 6.70% fixed rate 30-year IDBs (Nevada Power Company Project) Series 1992A. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and were used to finance the construction of certain facilities which qualify for tax-exempt financing. At March 31, 1995, no funds remained on deposit with the trustee.


                 OPERATING RESULTS OF FIRST THREE MONTHS OF 1995
                     COMPARED TO FIRST THREE MONTHS OF 1994

       Earnings per average common share were eight cents for the first three months of 1995, compared to nine cents for the same period in 1994. The average number of customers increased 5.9 percent and kilowatthour sales, excluding sales for resale, were up 4.2 percent, as compared to the first three months of 1994. Although the number of customers increased, revenues were only slightly higher due to mild weather and a general rate decrease for nonresidential customers effective October 1, 1994.

      Fuel expense increased by $2.1 million due mainly to increased generation at Clark Station. Purchased power decreased $7.5 million due to reduced power purchases. Depreciation expense increased $1.1 million because of a growing asset base. Other income miscellaneous, net increased $1.8 million mainly due to the recording of the sale of coal mining assets by NEICO, the Company's unregulated subsidiary. (See Note 2 of "Notes to Financial Statements.")

      Average common shares increased because of the sale of additional common shares through a public offering in November 1994 and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                           PART II.  OTHER INFORMATION

Items 1 through 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibits Filed                       Description
         --------------                       -----------
         27                                   Financial Data Schedule

     b.  Reports on Form 8-K.

          None.




                                      Signatures
                                      ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Nevada Power Company
                                               --------------------
                                                   (Registrant)


                                                 STEVEN W. RIGAZIO
                                       ---------------------------------------
Date: May 5, 1995                                Steven W. Rigazio
      -----------
                                        Vice President, Finance and Planning,
                                         Treasurer, Chief Financial Officer