Form 10-K/A
period 1994-12-31
NEVADA POWER CO
filed 1995-05-16
CIK 71180

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K/A

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

                                         NEVADA POWER COMPANY
                                 -------------------------------------
                                             (Registrant)

     May 16, 1995           By           CHARLES A. LENZIE
                                 -------------------------------------
                                           Charles A. Lenzie
                                       Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     May 16, 1995           By           CHARLES A. LENZIE
                                 -------------------------------------
                                    Charles A. Lenzie, Chairman of
                                      the Board, Chief Executive
                                         Officer and Director
                                     (Principal Executive Officer)

     May 16, 1995           By           STEVEN W. RIGAZIO
                                 -------------------------------------
                                   Steven W. Rigazio, Vice President,
                                    Finance and Planning, Treasurer,
                                         Chief Financial Officer
                                        (Principal Financial and
                                      Principal Accounting Officer)


     May 16, 1995           By           MARY LEE COLEMAN
                                 -------------------------------------
                                      Mary Lee Coleman, Director

     May 16, 1995           By           FRED D. GIBSON JR.
                                 -------------------------------------
                                     Fred D. Gibson Jr., Director

     May 16, 1995           By            JOHN L. GOOLSBY
                                 -------------------------------------
                                       John L. Goolsby, Director

     May 16, 1995           By             JERRY HERBST
                                 -------------------------------------
                                        Jerry Herbst, Director

     May 16, 1995           By           JAMES C. HOLCOMBE
                                 -------------------------------------
                                   James C. Holcombe, President and
                                               Director

     May 16, 1995           By             CONRAD L. RYAN
                                 -------------------------------------
                                        Conrad L. Ryan, Director

     May 16, 1995           By             FRANK E. SCOTT
                                 -------------------------------------
                                        Frank E. Scott, Director

     May 16, 1995           By            ARTHUR M. SMITH
                                 -------------------------------------
                                       Arthur M. Smith, Director

     May 16, 1995           By           JELINDO A. TIBERTI
                                 -------------------------------------
                                      Jelindo A. Tiberti, Director