Form 10-Q
period 1995-06-30
NEVADA POWER CO
filed 1995-08-09
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1995                      Commission File No. 1-4698
                  -------------                                          ------


                              Nevada Power Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                                    88-0045330
--------------------------------                            -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                            Identification No.)


6226 West Sahara Avenue, Las Vegas, Nevada                             89102
------------------------------------------                           ----------
 (Address of principal executive offices)                            (Zip Code)


                                 (702) 367-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                  -------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

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

Common Stock outstanding July 31, 1995, 46,320,930 shares.
                                        ----------

                         PART I.  FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                             FOR THE           FOR THE
                                          THREE MONTHS        SIX MONTHS
                                         ENDED JUNE 30,      ENDED JUNE 30,
                                        -----------------   ------------------
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------
ELECTRIC REVENUES....................   $173,348  $195,788  $318,532  $340,446
                                        --------  --------  --------  --------
OPERATING EXPENSES AND TAXES:
  Fuel ..............................     21,764    26,636    44,439    47,195
  Purchased and interchanged power ..     57,548    67,004   102,588   119,495
  Deferred energy cost
    adjustments, net ................      8,027     9,679    18,127    14,817
                                        --------  --------  --------  --------
  Net energy costs ..................     87,339   103,319   165,154   181,507
  Other production operations .......      3,900     3,944     8,735     8,015
  Other operations ..................     24,407    24,744    47,160    47,576
  Maintenance and repairs ...........      8,996     9,441    18,939    19,185
  Provision for depreciation ........     13,463    12,578    26,529    24,538
  General taxes .....................      4,762     4,210     9,339     8,495
  Federal income taxes ..............      6,720     9,391     7,273    10,773
                                        --------  --------  --------  --------
                                         149,587   167,627   283,129   300,089
                                        --------  --------  --------  --------
OPERATING INCOME ....................     23,761    28,161    35,403    40,357
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
  Allowance for other funds used
  during construction ...............      1,477     1,444     3,172     3,671
  Miscellaneous, net ................       (325)    4,613     1,727     4,851
                                        --------  --------  --------  --------
                                           1,152     6,057     4,899     8,522
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS ...     24,913    34,218    40,302    48,879
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .....     11,741    11,248    23,290    22,031
     Other interest .................        653       868       993     1,345
     Allowance for borrowed funds used
      during construction ...........       (891)   (1,091)   (1,945)   (2,382)
                                        --------  --------  --------  --------
                                          11,503    11,025    22,338    20,994
                                        --------  --------  --------  --------
NET INCOME ..........................     13,410    23,193    17,964    27,885
DIVIDEND REQUIREMENTS ON PREFERRED STOCK     992       994     1,984     1,989
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK .   $ 12,418  $ 22,199  $ 15,980  $ 25,896
                                        ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ........................   46,080    42,251    45,860    42,023
                                      ========  ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE ... $   0.27  $   0.53  $   0.35  $   0.62
                                      ========  ========  ========  ========
DIVIDENDS PER COMMON SHARE .......... $   0.40  $   0.40  $   0.80  $   0.80
                                      ========  ========  ========  ========
See Notes to Financial Statements.

                                 BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)
                                                        June 30,   December 31,
                                                          1995        1994
                                                       ----------- -------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost ....................................... $1,934,394   $1,831,400
  Less accumulated depreciation .......................    520,724      495,691
                                                       -----------  -----------
    Net plant in service ..............................  1,413,670    1,335,709
  Construction work in progress .......................    137,355      159,167
  Other plant, net ....................................     86,260       89,127
                                                       -----------  -----------
                                                         1,637,285    1,584,003
                                                       -----------  -----------
INVESTMENTS ...........................................      9,956       21,602
                                                       -----------  -----------
CURRENT ASSETS:
  Cash and temporary cash investments .................     12,074          123
  Customer receivables ................................     82,789       70,378
  Other receivables ...................................      7,581        6,033
  Fuel stock and materials and supplies ...............     37,950       36,657
  Deferred energy costs ...............................      6,331       25,714
  Prepayments .........................................      8,269        9,657
                                                       -----------  -----------
                                                           154,994      148,562
                                                       -----------  -----------
DEFERRED CHARGES ......................................    154,863      153,222
                                                       -----------  -----------
                                                        $1,957,098   $1,907,389
                                                       ===========  ===========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 46,245,043 and 45,382,370
     shares issued and outstanding, respectively ...... $   49,450   $   48,587
    Premium and unamortized expense on capital stock ..    580,182      563,562
    Retained earnings .................................     99,039      119,600
                                                       -----------  -----------
                                                           728,671      731,749
                                                       -----------  -----------
  Cumulative preferred stock ..........................     41,984       42,064
                                                       -----------  -----------
  Long-term debt ......................................    801,366      712,571
                                                       -----------  -----------
                                                         1,572,021    1,486,384
                                                       -----------  -----------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements ....      7,580       57,551
  Accounts payable, including salaries and wages ......     63,768       66,467
  Accrued taxes .......................................     14,181        2,493
  Accrued interest ....................................      6,475        6,239
  Accumulated deferred taxes on deferred energy costs .      2,216        9,000
  Customers' service deposits and other ...............     38,673       35,763
                                                       -----------  -----------
                                                           132,893      177,513
                                                       -----------  -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits .........     33,194       33,924
  Accumulated deferred taxes on income ................    140,046      135,152
  Customers' advances for construction and other ......     78,944       74,416
                                                       -----------  -----------
                                                           252,184      243,492
                                                       -----------  -----------
                                                        $1,957,098   $1,907,389
                                                       ===========  ===========
See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          --------------------
                                                             1995        1994
                                                          --------    --------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................$ 17,964    $ 27,885
 Adjustments to reconcile net income to net cash provided-
  Depreciation and amortization ..........................  31,814      31,023
  Deferred income taxes and investment tax credits .......  (5,230)       (671)
  Allowance for other funds used during construction .....  (3,172)     (3,671)
 Changes in-
  Receivables ............................................ (13,872)    (46,126)
  Fuel stock and materials and supplies ..................  (1,294)     (1,020)
  Accounts payable and other current liabilities .........   1,664      15,427
  Deferred energy costs ..................................  17,463      12,417
  Accrued taxes and interest .............................  11,924      10,393
 Other assets and liabilities ............................  (1,440)     (2,306)
                                                          --------    --------
   Net cash provided by operating activities .............  55,821      43,351
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction expenditures and gross additions ........... (81,450)    (70,637)
 Investment in subsidiaries and other ....................  13,650         288
 Salvage net of removal cost .............................   1,449        (245)
                                                          --------    --------
   Net cash used in investing activities ................. (66,351)    (70,594)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of capital stock ...................................  17,469      19,263
 Sale of long-term debt ..................................  85,000           -
 Change in funds held in trust ...........................   7,158      32,295
 Retirement of preferred stock and long-term debt ........ (54,043)     (4,202)
 Coal contract buy-out ...................................       -     (15,439)
 Change in short-term borrowing ..........................       -      28,990
 Cash dividends .......................................... (38,504)    (35,527)
 Other financing activities ..............................   5,401       2,016
                                                          --------    --------
   Net cash provided by financing activities .............  22,481      27,396
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
 Net increase during the period ..........................  11,951         153
 Beginning of period .....................................     123         145
                                                          --------    --------
 End of period ...........................................$ 12,074    $    298
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
 Interest, net of amounts capitalized ....................$ 26,332    $ 25,108
                                                          ========    ========
 Income taxes ............................................$    205    $  2,000
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


                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                          -----------------   ----------------
                                            1995     1994      1995     1994
                                          -------   -------   -------  -------
                                                     (In Thousands)
Federal income tax at statutory rate .... $ 7,263   $12,316   $ 9,757  $14,906
Investment tax credit amortization ......    (365)     (365)     (730)    (730)
Other ...................................     442        45       884      529
                                          -------   -------   -------  -------

Recorded federal income taxes ........... $ 7,340   $11,996   $ 9,911  $14,705
                                          =======   =======   =======  =======

Federal income taxes included in-
  Operating expenses .................... $ 6,720   $ 9,391   $ 7,273  $10,773
  Other income, net .....................     620     2,605     2,638    3,932
                                          -------   -------   -------  -------

Recorded federal income taxes ........... $ 7,340   $11,996   $ 9,911  $14,705
                                          =======   =======   =======  =======


(2)  COMMITMENTS AND CONTINGENCIES:

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million.

     The Clean Air Act Amendments also mandated creation of the Grand Canyon Visibility Transport Commission to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado Plateau. The Commission is expected to make recommendations to the U.S. Environmental Protection Agency (EPA) by April 1996, regarding ways to improve visibility. A variety of actions could be considered including imposition of more pollution controls or emissions limitations upon large sources of pollution in the West and Southwest. The potential affect on the Company cannot be determined at this time.

     Also related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in late 1995. Also, the Nevada Division of Environmental Protection has imposed more stringent interim stack opacity limits for Mohave. This may affect the Company's utilization of resources, however, a final opacity standard will not be established until November 1995. As a 14 percent owner of Mohave, the Company will be required to fund any plant improvements that may result from the visibility study and opacity limitation. The cost of any potential improvements cannot be estimated at this time.

     Saguaro Power Company (Saguaro), a cogeneration power producer, and the Company are parties to a 30-year power purchase contract (Contract) wherein the Company agreed to purchase power from Saguaro's plant near Henderson, Nevada. On July 22, 1995, Saguaro filed a lawsuit in District Court, Clark County, Nevada, seeking damages and injunctive relief as a result of being curtailed in its power deliveries during periods of low load conditions on the Company's system. The lawsuit alleges that the Company refused to accept and pay for approximately $2 million of electric energy and capacity, and that the Company should reimburse Saguaro for $2 million related to the construction of the interconnection line. Saguaro also alleges that the Company has refused to pay Saguaro for excess capacity. Lastly, Saguaro alleges that the Company has committed fraud and anticipatory breach of the Contract and this conduct has damaged Saguaro in an approximate additional amount of $75 million. Saguaro also seeks injunctive relief to prevent curtailments of its power deliveries and arbitration regarding the curtailments. The Company believes its actions are consistent with the Contract, federal and state regulations, and state administrative directives, and will vigorously defend against these claims. Further, the Company contends it has paid Saguaro all amounts due it under the terms of the Contract.

     On July 24, 1995, Nevada Cogeneration Associates #1 and Nevada Cogeneration Associates #2, also cogeneration power producers, made a request for arbitration of their current contracts relative to the same issues of low load condition curtailments and energy and capacity payments. They allege under payments by the Company of approximately $2.6 million.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's customer growth rate during 1994 and 1993 was 6.0 and 5.4 percent, respectively. The increase in customers for the first six months of 1995 was at an annualized rate of 5.7 percent. At June 30, 1995, the Company provided electric service to 440,410 customers.

     Every three years Nevada law requires the Company to file with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. In the third quarter of 1994, the Company filed with the PSC its 1994 Resource Plan.

     The Company introduced a Renewable Energy Program as part of the 1994 Resource Plan filing. This section of the plan requested approval for the Company to utilize all appropriate incentives, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002. A stipulation on the Renewable
Energy  Program  was  signed  by  the  Company,  PSC  Staff, Office of Consumer
Advocate (OCA) and the Land and Water Fund of the Rockies. The PSC subsequently approved the stipulation which includes establishing a solar test facility on Company property where new solar technologies will be installed and tested. The Company will also install several photovoltaic units in the Las Vegas Valley.

     The current information about the purchased power markets and the uncertainty of the changes in the electric utility industry mandated a fundamental change in the Company's resource planning strategy. This strategy led the Company to file a Refiled 1994 Resource Plan (Refiled Plan) on February 15, 1995.

     With the projections of future electricity costs decreasing, many of the Demand-Side Management (DSM) programs offered by the Company were no longer cost-effective. Therefore, the Company reevaluated its DSM programs and requested approval to phase out some programs and suspend the air conditioning load management program until a final analysis is complete in December 1995.

     Nevada Power, PSC Staff, OCA and other intervenors entered into two separate stipulations to the Refiled Plan, one dealt with Demand-Side Management issues exclusively, and the other dealt with all other aspects of the Refiled Plan.

     The stipulations included the following items:

     (1) the Company's load forecast as reasonably reflective of future requirements;

     (2) the continuation of the pool pump tripper, commercial lighting, customer incentive, standby generator and joint low income weatherization programs;

     (3)    a  limited  residential new construction program offering
            education   and   assistance  to  contractors  on  energy
            efficiency measures in new homes;

     (4) the approval of DSM contracts with three energy service companies to promote conservation among certain commercial customers to be deferred until April 1, 1996 in a new filing with the PSC;

     (5) the discontinuation of attic insulation, energy efficient motor and air conditioning replacement programs;

     (6) the Company shall continue to pursue the short-term purchase strategy;

     (7) the Company will use environmental externalities values developed by National Economic Research Associates, Inc. in future resource plan filings;

     (8) a temporary waiver of filing long-term avoided costs during the short-term strategy;

     (9) the Company will have sufficient flexibility to implement an efficient cost-effective acquisition process, noting that the competitive solicitation process remains the preferred method for comparing resource options;

     (10) the Company will complete additional voltage, stability and reliability studies to assess and evaluate the capability of the transmission system and submit results to parties by April 1, 1996;

     (11) the installation of the initial 230 kV circuit and associated substation and communication facilities on the previously approved Arden-Northwest 230 kV Transmission Line;

     (12) the rerouting of a portion of the Arden-McCullough #2 230 kV Transmission Line;

     (13) limited resource planning approval to seek the necessary UEPA and other permitting approvals, and to acquire
             necessary  sites  and  rights-of-way  for  two  230   kV
             switching stations;

     (14) the financial plan will be used as the basis for evaluating the financial implications of the options in this resource plan.

     The  PSC  held a question and answer session regarding the stipulations on
July 18, 1995.   The  stipulations  were  approved with a PSC vote on August 7,
1995.

     To meet capital expenditure requirements through 1996, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,825,120 and 828,037 shares, respectively, of its common stock in 1994 and the first six months of 1995.

     On May 19, 1995, the Company sold $85 million of First Mortgage Bonds, Series AA, through a public offering. The bonds will mature in 2000 and will require interest payments due on May 1 and November 1 at the annual rate of 7.06%. Net proceeds from the sale of the bonds were used to repay approximately $70.0 million of indebtedness under the Company's bank revolving credit facility, which was incurred for the purposes of repaying the Company's $50,000,000 First Mortgage Bonds, 6.92% Series U due 1995 and funding the Company's construction program. The remaining net proceeds of the series AA First Mortgage Bonds will be used in connection with the Company's construction program and for general corporate purposes.

     On  May  30,  1995,  the  Company  filed  a  request  with  the  PSC   for
authorization to issue an additional 4 million shares of common stock under the SPP.

     On May 31, 1995, the Company filed an application with the PSC for authorization to finance certain construction projects with up to $76.8 million of IDBs. The Company anticipates entering into agreements with Clark County, Nevada for the issuance of the IDBs in the fall of 1995 subject to PSC approval.

     On July 17, 1995, the Company filed a request with the PSC to decrease energy rates by approximately $20 million under the state's deferred energy accounting procedures. The Company proposes that there be a deviation from the previous practice so that large power users receive the bulk of the decrease since, according to Company studies, they are currently subsidizing residential users. The proposed energy rates would more closely reflect the customer's cost of service. The Company also committed not to seek an effective date for any rate increase any sooner than January 1997.

                  OPERATING RESULTS OF FIRST SIX MONTHS OF 1995
                      COMPARED TO FIRST SIX MONTHS OF 1994

      Earnings per average common share were 35 cents for the first six months of 1995, compared to 62 cents for the same period in 1994. The decrease in earnings was due primarily to a decrease in kilowatthour sales and the settlement of the replacement power case from the 1985 Mohave Generating Station accident recorded in the second quarter of 1994. The average number of customers increased 5.8 percent and kilowatthour sales, excluding sales for resale, were down 2.0 percent, as compared to the first six months of 1994. Although the number of customers increased, revenues were lower due to mild weather in the first six months of 1995, unusually hot weather in the second quarter of 1994 and a general rate decrease for nonresidential customers effective October 1, 1994.

     Fuel expense decreased by $2.8 million due mainly to decreased generation at Reid Gardner Station. Purchased power decreased $16.9 million due to reduced power purchases. Depreciation expense increased $2.0 million because of a growing asset base. Other income miscellaneous, net decreased $3.1 million mainly due to the second quarter 1994 recording of the settlement of the replacement power case from the 1985 Mohave Generating Station accident.

     Average common shares increased because of the sale of additional common shares through a public offering in November 1994 and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                   OPERATING RESULTS OF SECOND QUARTER OF 1995
                       COMPARED TO SECOND QUARTER OF 1994

     Earnings per average common share were 27 cents for the second quarter of 1995, compared to 53 cents for the same period in 1994. The decrease in earnings was due primarily to a decrease in kilowatthour sales and the settlement of the replacement power case from the 1985 Mohave Generating Station accident recorded in the second quarter of 1994. The average number of customers increased 5.7 percent and kilowatthour sales, excluding sales for resale, were down 7.0 percent, as compared to the second quarter of 1994. Although the number of customers increased, revenues were lower due to extremely mild weather in the second quarter of 1995, unusually hot weather in the second quarter of 1994 and a general rate decrease for nonresidential customers effective October 1, 1994.

     Fuel expense decreased by $4.9 million due mainly to reduced generation at Reid Gardner Station. Purchased power decreased $9.5 million due to reduced power purchases. Depreciation expense increased $.9 million because of a growing asset base. Other income miscellaneous, net decreased $4.9 million mainly due to the second quarter 1994 recording of the settlement of the replacement power case from the 1985 Mohave Generating Station accident.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                    STEVEN W. RIGAZIO
                                         --------------------------------------
                                                           (Signature)
Date: August 9, 1995                                   Steven W. Rigazio
      --------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer