Form 10-Q
period 1995-09-30
NEVADA POWER CO
filed 1995-11-03
CIK 71180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1995                 Commission File No. 1-4698
                  ------------------                                     ------

                              Nevada Power Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Nevada                                                 88-0045330
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89102
------------------------------------------                            ---------
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
                                                  ----  ---

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Common Stock outstanding October 31, 1995, 46,743,628 shares.
                                                    -----------

                         PART I.  FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                             FOR THE             FOR THE
                                            THREE MONTHS        NINE MONTHS
                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                         ------------------- -------------------
                                           1995      1994      1995      1994
                                         --------  --------  --------  --------
ELECTRIC REVENUES .......................$280,135  $268,359  $598,667  $608,805
OPERATING EXPENSES AND TAXES:
     Fuel ...............................  34,690    36,209    79,129    83,404
     Purchased and interchanged power ...  79,804    85,775   182,392   205,270
     Deferred energy cost adjustments,
      net ...............................  16,114     4,420    34,241    19,237
                                         --------  --------  --------  --------
      Net energy costs .................. 130,608   126,404   295,762   307,911
     Other production operations ........   5,109     4,884    13,844    12,899
     Other operations ...................  26,003    25,962    73,163    73,538
     Maintenance and repairs ............   6,865     7,991    25,804    27,176
     Provision for depreciation .........  14,019    12,884    40,548    37,422
     General taxes ......................   4,889     4,246    14,228    12,741
     Federal income taxes ...............  28,381    26,291    35,654    37,064
                                         --------  --------  --------  --------
                                          215,874   208,662   499,003   508,751
                                         --------  --------  --------  --------
OPERATING INCOME ........................  64,261    59,697    99,664   100,054
                                         --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ...............   1,229     1,633     4,401     5,304
     Miscellaneous, net .................    (682)      171     1,045     5,022
                                         --------  --------  --------  --------
                                              547     1,804     5,446    10,326
                                         --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .......  64,808    61,501   105,110   110,380
                                         --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .........  12,110    11,168    35,400    33,199
     Other interest .....................     305       789     1,298     2,134
     Allowance for borrowed funds used
      during construction ...............    (666)     (928)   (2,611)   (3,310)
                                         --------  --------  --------  --------
                                           11,749    11,029    34,087    32,023
                                         --------  --------  --------  --------
NET INCOME ..............................  53,059    50,472    71,023    78,357
DIVIDEND REQUIREMENTS ON PREFERRED STOCK      991       993     2,975     2,982
                                         --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK .....$ 52,068  $ 49,479  $ 68,048  $ 75,375
                                         ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ............................  46,516    42,714    46,081    42,256
                                         ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE .......$   1.12  $   1.16  $   1.48  $   1.78
                                         ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE ..............$   0.40  $   0.40  $   1.20  $   1.20
                                         ========  ========  ========  ========

See Notes to Financial Statements.

                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1995        1994
                                                      ------------- ------------
                                                            (In Thousands)
ELECTRIC PLANT:
  Original cost .......................................  $1,960,706   $1,831,400
  Less accumulated depreciation .......................     532,033      495,691
                                                         ----------   ----------
    Net plant in service ..............................   1,428,673    1,335,709
  Construction work in progress .......................     149,353      159,167
  Other plant, net ....................................      83,398       89,127
                                                         ----------   ----------
                                                          1,661,424    1,584,003
                                                         ----------   ----------
INVESTMENTS ...........................................      10,008       21,602
                                                         ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments .................      65,142          123
  Customer receivables ................................     104,538       70,378
  Other receivables ...................................       9,349        6,033
  Fuel stock and materials and supplies ...............      34,507       36,657
  Deferred energy costs ...............................      (9,968)      25,714
  Prepayments .........................................       9,443        9,657
                                                         ----------   ----------
                                                            213,011      148,562
                                                         ----------   ----------
DEFERRED CHARGES ......................................     151,105      153,222
                                                         ----------   ----------
                                                         $2,035,548   $1,907,389
                                                         ==========   ==========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 46,681,098 and 45,382,370
     shares issued and outstanding, respectively ......  $   49,886   $   48,587
    Premium and unamortized expense on capital stock ..     588,053      563,562
    Retained earnings .................................     132,589      119,600
                                                         ----------   ----------
                                                            770,528      731,749
                                                         ----------   ----------
  Cumulative preferred stock ..........................      41,864       42,064
                                                         ----------   ----------
  Long-term debt ......................................     786,459      712,571
                                                         ----------   ----------
                                                          1,598,851    1,486,384
                                                         ----------   ----------

CURRENT LIABILITIES:
  Notes Payable .......................................      14,000            -
  Current maturities and sinking fund requirements ....       6,194       57,551
  Accounts payable, including salaries and wages ......      81,257       66,467
  Accrued taxes .......................................      39,480        2,493
  Accrued interest ....................................      10,245        6,239
  Accumulated deferred taxes on deferred energy costs .      (3,489)       9,000
  Customers' service deposits and other ...............      33,389       35,763
                                                         ----------   ----------
                                                            181,076      177,513
                                                         ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred investment tax credits .........      32,829       33,924
  Accumulated deferred taxes on income ................     140,926      135,152
  Customers' advances for construction and other ......      81,866       74,416
                                                         ----------   ----------
                                                            255,621      243,492
                                                         ----------   ----------
                                                         $2,035,548   $1,907,389
                                                         ==========   ==========
See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1995        1994
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 71,023    $ 78,357
  Adjustments to reconcile net income to net cash
   provided-
   Depreciation and amortization ......................     48,614      47,439
   Deferred income taxes and investment tax credits ...    (12,226)        726
   Allowance for other funds used during construction .     (4,401)     (5,304)
  Changes in-
   Receivables ........................................    (37,389)    (50,916)
   Fuel stock and materials and supplies ..............      2,150         997
   Accounts payable and other current liabilities .....     14,138      12,876
   Deferred energy costs ..............................     33,750      16,037
   Accrued taxes and interest .........................     40,993      38,015
  Other assets and liabilities ........................        623      (8,085)
                                                          --------    --------
    Net cash provided by operating activities .........    157,275     130,142
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (121,340)   (113,741)
  Investment in subsidiaries and other ................     13,637        (302)
  Salvage net of removal cost .........................      2,672         (18)
                                                          --------    --------
    Net cash used in investing activities .............   (105,031)   (114,061)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of capital stock ...............................     25,776      27,876
  Sale of long-term debt ..............................     85,000           -
  Change in funds held in trust .......................      7,158      32,079
  Retirement of preferred stock and long-term debt ....    (69,892)     (5,753)
  Coal contract buy-out ...............................          -     (15,439)
  Change in short-term borrowing ......................     14,000           -
  Cash dividends ......................................    (58,021)    (53,524)
  Other financing activities ..........................      8,754       4,852
                                                          --------    --------
    Net cash provided by (used in) financing activities     12,775      (9,909)
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase during the period ......................     65,019       6,172
  Beginning of period .................................        123         145
                                                          --------    --------
  End of period .......................................   $ 65,142    $  6,317
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 37,187    $ 35,997
                                                          ========    ========
  Income taxes ........................................   $ 10,785    $  5,000
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


                                            THREE MONTHS        NINE MONTHS
                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                         ------------------- -------------------
                                            1995     1994      1995     1994
                                          -------   -------   -------  -------
                                                     (In Thousands)
Federal income tax at statutory rate .    $28,607   $27,207   $38,364  $42,113
Investment tax credit amortization ...       (365)     (365)   (1,095)  (1,095)
Other ................................        433       421     1,317      950
                                          -------   -------   -------  -------

Recorded federal income taxes ........    $28,675   $27,263   $38,586  $41,968
                                          =======   =======   =======  =======

Federal income taxes included in-
  Operating expenses .................    $28,381   $26,291   $35,654  $37,064
  Other income, net ..................        294       972     2,932    4,904
                                          -------   -------   -------  -------

Recorded federal income taxes ........    $28,675   $27,263   $38,586  $41,968
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

       The Clean Air Act Amendments also mandated creation of the Grand Canyon Visibility Transport Commission to work toward the goal of visibility improvement in the Grand

Canyon and other national parks of the Colorado Plateau. The Commission is expected to make recommendations to the U.S. Environmental Protection Agency
(EPA) by May 1996, regarding ways to improve visibility. A variety of actions could be considered including imposition of more pollution controls or emissions limitations upon large sources of pollution in the West and Southwest. The potential affect on the Company cannot be determined at this time.

      Further related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in 1996. Also, the Nevada Division of Environmental Protection has imposed more stringent interim stack opacity limits for Mohave. This may affect the Company's utilization of resources, however, a final opacity standard will not be established until November 1995. As a 14 percent owner of Mohave, the Company will be required to fund any plant improvements that may result from the visibility study and opacity limitation. The cost of any potential improvements cannot be estimated at this time.

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

      On September 1, 1995, Las Vegas Cogeneration Limited Partnership filed a similar lawsuit to that of Saguaro; it pleads curtailment damages are less than $200,000.

       On July 24, 1995, Nevada Cogeneration Associates #1 and Nevada Cogeneration Associates #2, also cogeneration power producers, made a request for arbitration of their current contracts relative to the same issues of low load condition curtailments and energy and capacity payments. They allege under payments by the Company of approximately $2.6 million. The Nevada
District Court has recently denied the Company's request that the issues regarding low load conditions be heard before the Public Service Commission of Nevada based on the arbitration clauses of the various contracts.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The Company's customer growth rate during 1994 and 1993 was 6.0 and 5.4 percent, respectively. The increase in customers for the first nine months of 1995 was at an annualized rate of 5.6 percent. At September 30, 1995, the Company provided electric service to 446,355 customers.

       Every three years Nevada law requires the Company to file with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. Among the major items in the Company's 1994 Resource Plan and Refiled 1994 Resource Plan (Refiled Plan), as amended, which were approved by the PSC in 1994 and 1995 are the following:

      (1) the Company shall continue to pursue a short-term power purchase strategy;

      (2) the Company will have sufficient flexibility to implement an efficient cost-effective acquisition process, noting that the competitive solicitation process remains the preferred method for comparing resource options;

      (3)  the  installation  of  the  initial  230  kV circuit and associated
           substation   and   communication   facilities   on the   previously
           approved   Arden-Northwest   230   kV Transmission Line;

      (4) the rerouting of a portion of the Arden-McCullough #2 230 kV Transmission Line;

      (5) limited resource planning approval to seek the necessary UEPA and other permitting approvals, and to acquire necessary sites
           and  rights-of-way  for  two  230   kV switching stations;

      (6) a Renewable Energy Program for the Company to utilize all appropriate incentives, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide Southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002.

       The Company will file any significant modifications to the Refiled Plan by April 1, 1996.

      To meet capital expenditure requirements through 1996, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

       The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,825,120 and 1,241,056 shares, respectively, of its common stock in 1994 and the first nine months of 1995.

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

       On September 11, 1995, the PSC gave the Company authorization to issue an additional 4 million shares of common stock under the SPP.

       On September 11, 1995, the Company's application with the PSC for authorization to finance certain construction projects with up to $76.75 million of IDBs was approved. On October 12, 1995, Clark County, Nevada issued $76.75 million floating rate 35-year IDBs (Nevada Power Company Project) Series 1995A. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and will be used to finance the construction of certain facilities which qualify for tax-exempt financing. On September 1, 1995, the $14 million 6 3/8% Pollution Control Revenue Bonds (PCRBs) due 2004 were redeemed in anticipation of the issuance on October 12, 1995, of Pollution Control Refunding Revenue Bonds (PCRRBs) Series 1995D which are referred to below. On October 12, 1995, Clark County, Nevada issued variable rate refunding revenue bonds (Nevada Power Company Project) consisting of $85 million Series 1995B and $44 million Series 1995C Industrial Development Refunding Revenue Bonds (IDRRBs) due 2030 and $20.3 million Series 1995D PCRRBs with $14 million due 2011 and $6.3 million due 2023. In addition, on October 12, 1995, Coconino County, Arizona issued $13 million Series 1995E floating rate PCRRBs due 2022. Net proceeds from the sale of the Series 1995B IDRRBs were used for the redemption on November 1, 1995, of the variable rate IDBs due 2018 for $25 million and due 2019 for $60 million. Net proceeds from the sale of the Series 1995C IDRRBs, $6.3 million of the Series 1995D PCRRBs and the Series 1995E PCRRBs are on deposit with a trustee to be used for the redemption of the $44 million floating rate IDBs due 2015, the $6.3 million 6 3/4% Series O FMBs due 2007 and related PCRBs, and the $13 million 7 1/8% Series N FMBs due 2006 and related PCRBs expected to be on December 1, 1995, November 28, 1995 and November 15, 1995, respectively.

       On July 17, 1995, the Company filed a request with the PSC to decrease energy rates by approximately $20 million under the state's deferred energy accounting procedures. On September 28, 1995, the PSC approved the rate decrease which took effect October 1, 1995. Residential rates were reduced by $2 million, small and medium commercial customers' rates were reduced by $2 million and larger customers received the remaining $16 million. The new energy rates more closely reflect the cost of providing service to each of the customer classes. The PSC also approved a plan which could provide for additional reductions in December 1995 based on lower fuel and purchased power costs this past summer. Hearings will be conducted in November on related fuel and purchased power issues.

                 OPERATING RESULTS OF FIRST NINE MONTHS OF 1995
                      COMPARED TO FIRST NINE MONTHS OF 1994

       Earnings per average common share were $1.48 for the first nine months of 1995, compared to $1.78 for the same period in 1994. The decrease in earnings was due primarily to milder weather in 1995 and the $4.2 million, net of tax, reflected in other income for the settlement of the replacement power case from the 1985 Mohave Generating Station accident recorded in the second quarter of 1994. Although the average number of customers increased 5.8 percent, kilowatthour sales, excluding sales for resale, were up only .8 percent, as compared to the first nine months of 1994 due to milder weather in 1995.

       Fuel expense decreased by $4.3 million due to reduced average fuel rates. Purchased power decreased $22.9 million due to reduced power purchases. Depreciation expense increased $3.1 million because of a growing asset base. Other income miscellaneous, net decreased $4.0 million mainly due to the second quarter 1994 recording of the $4.2 million, net of tax, settlement of the replacement power case from the 1985 Mohave Generating Station accident.

      Average common shares increased because of the sale of additional common shares through a public offering in November 1994 and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                   OPERATING RESULTS OF THIRD QUARTER OF 1995
                        COMPARED TO THIRD QUARTER OF 1994

       Earnings per average common share were $1.12 for the third quarter of 1995, compared to $1.16 for the same period in 1994. The decrease in earnings per average common share was because average common shares increased from the sale of additional common shares through a public offering in November 1994 and the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity. However, earnings available for common stock increased due to higher revenues. The average number of customers increased 5.8 percent and kilowatthour sales, excluding sales for resale, were up 4.5 percent, as compared to the third quarter of 1994. Revenues were higher due to the increased number of customers as well as warmer weather in the third quarter of 1995.

       Fuel expense decreased by $1.5 million due to lower average fuel rates. Purchased power decreased $6.0 million due to reduced power purchases. Depreciation expense increased $1.1 million because of a growing asset base.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                    STEVEN W. RIGAZIO
                                         ---------------------------------------
                                                       (Signature)
Date: November 3, 1995                              Steven W. Rigazio
      ----------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer
                                          10