Form 10-K405
period 1995-12-31
NEVADA POWER CO
filed 1996-03-26
CIK 71180

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number 1-4698

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
       --------------------------                        -----------------------
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

Securities registered pursuant to Section 12(g) of the Act:

                 Cumulative Preferred Stock, $20 Par Value, 5.40% Series
                                    (Title of class)

                 Cumulative Preferred Stock, $20 Par Value, 5.20% Series
                                    (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

47,453,382 shares of Common Stock were outstanding as of March 20, 1996.

     The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 20, 1996, was $1,032,111,059. (Computed by reference to the closing price on March 20, 1996, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV hereof.

     (2) Portions of the Registrant's definitive Proxy Statement dated March 13, 1996 for the Company's annual meeting of shareholders on May 10, 1996, are incorporated by reference into Part III hereof.

                      TABLE OF CONTENTS

                                                         Page
                                                         ----
PART I

Item  1. Business ......................................    1

Item  2. Properties ....................................    7

Item  3. Legal Proceedings .............................    8

Item  4. Submission of Matters to a Vote of Security
         Holders........................................    9

Supplemental Item.

         Executive Officers of Registrant ..............    9

PART II

Item  5. Market for the Registrant's Common Stock and
         Related Security Holder Matters ...............   10

Item  6. Selected Financial Data .......................   10

Item  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operation...   10

Item  8. Financial Statements and Supplementary Data ...   10

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure ........   11

PART III

Item 10. Directors and Executive Officers of the
         Registrant ....................................   11

Item 11. Executive Compensation ........................   11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ................................   11

Item 13. Certain Relationships and Related Transactions.   11

PART IV

Item 14. Exhibits, Financial Statement Schedule, and
         Reports on Form 8-K ...........................   12

SIGNATURES .............................................   23

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     Nevada Power Company (Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 1,142,000 at December 31, 1995) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located.

SOURCES OF ELECTRIC ENERGY SUPPLY

     The electric energy obtained from the Company's own generating facilities will be produced at the following plants:

                                             Number            Net Capacity
          Plant                             of Units            (Megawatts)
          -----                             --------           ------------
       Coal Fuel:
         Reid Gardner (Steam)..............     3                   330
         Reid Gardner Unit No. 4 (Steam)...     1                   275(1)
         Mohave (Steam)....................     2                   196(2)
         Navajo (Steam)....................     3                   255(3)
       Natural Gas and Oil Fuel:
         Clark (Steam).....................     3                   181
         Clark (Gas Turbine)...............     1                    50
         Clark (Combined Cycle)............     2                   466
         Sunrise (Steam)...................     1                    80
         Sunrise (Gas Turbine).............     1                    69
         Harry Allen (Gas Turbine).........     1                    72
                                                                  -----
                                                                  1,974
                                                                  =====
      -----------------

(1) This represents 25 megawatts of base load capacity, 235 megawatts of peaking capacity and 15 megawatts (MW) upgrade capacity accomplished in 1990. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California. The Company is entitled to use 100% of the unit's capacity for 1,500 hours each year except the Company has agreed to reduce its allocation of peaking capacity by 20 MW from 1993 through 1997. The Company is entitled to 9.6% of the first 260 megawatts of capacity and associated energy and is entitled to all the 15 megawatt upgrade. Beginning in 1998, the Company has options for the use of increasing amounts of energy from the unit so that the Company may be entitled to use all of the unit's output 15 years from that date. The 2000 option for 10.17 MW was not exercised by the Company and has expired.

(2) This represents the Company's 14% undivided interest in the Mohave Generating Station as tenant in common without right of partition with three other non-affiliated utilities, less operating restrictions.

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

     The peak electric demand experienced by the Company was 3,066 megawatts on July 28, 1995. This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

     For 1996, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF) (also known as cogenerators) as follows:

                                     Contract Term           Net Capacity
                                  --------------------
                                    From          To         (Megawatts)
                                  --------     --------      ------------
     Independent Power Producer:
     ---------------------------
       Nevada Sun-Peak Limited
        Partnership ............. 06/08/91     05/31/16           210
     Qualifying Facilities:
     ----------------------
       Saguaro Power Company .... 10/17/91     04/30/22            90
       Nevada Cogeneration
        Associates #1 ........... 06/18/92     04/30/23            85
       Nevada Cogeneration
        Associates #2 ........... 02/01/93     04/30/23            85
       Las Vegas Cogeneration
        Limited Partnership ..... 06/01/94     05/31/24            45
                                                                  ---
                                                                  515
                                                                  ===

     The Company has total generating capacity of 2,724 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power. This along with agreements with other suppliers to purchase 675 megawatts of firm capacity and associated energy, for the summer of 1996, will not be sufficient to meet the 1996 anticipated peak load demand and reserve margin needs. Accordingly, the Company is utilizing a competitive bidding process to obtain resources from other suppliers for additional firm capacity and associated energy to meet the projected peak needs for 1996.

FUEL SUPPLIES

     The fuels  used  to provide energy for the Company's generating facilities
are  coal,  natural  gas  and  oil.   Its  other  sources  of  electricity  are
hydroelectric (Hoover Dam) and purchased power.

     The Company's primary fuel source for generation is coal. The following table shows the actual sources of fuel for generation for 1995 and anticipated sources of fuel for generation in 1996 and 1997.

                                       1995    1996    1997
                                       ----    ----    ----

          Coal........................   77%     72%     67%
          Natural Gas.................   23      28      33
                                        ---     ---     ---
                                        100%    100%    100%
                                        ===     ===     ===

     The Company's average delivered cost per ton of coal burned was as follows: 1993 - $34.43; 1994 - $32.96; 1995 - $30.37.

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

     Partial requirements for coal at the Reid Gardner Generating Station are presently under contract through the year 2007. Although the Company can not predict how the coal market may fluctuate in the future, the Company anticipates no major difficulties in purchasing the remainder of its coal requirements based upon current coal market conditions in the Western United States. All coal for Reid Gardner presently comes from underground mines in Utah and Colorado.

     The Company's natural gas supply is subject to curtailment due to limited pipeline capacity, until May, 1997, when a pipeline expansion project with Southwest Gas Corporation is completed. All the Company's plants using natural gas also have the capability of burning oil on a sustained basis.

CONSTRUCTION AND FINANCING PROGRAMS

     The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1995 amounted to $966,646,000 and $63,830,000, respectively.

     Excluding Allowance for Funds Used During Construction, the Company's actual construction expenditures for 1995 were $176 million, and currently estimated construction expenditures for 1996 and 1997 are $186 million and $195 million, respectively.

     The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

     To meet capital expenditure requirements through 1997, the Company will utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. The Company issued 1,577,977 shares of its common stock in 1995 under the SPP. At the end of 1995, common equity represented 47.6% of total capitalization.

     On May 19, 1995, the Company sold $85 million 7.06% Series AA FMBs due 2000 through a public offering. Net proceeds from the sale of the bonds were used to repay approximately $70 million of indebtedness under the Company's bank revolving credit facility, which was incurred for the purposes of repaying the Company's $50 million 6.92% Series U FMBs due 1995 and funding a portion of the Company's construction program. The remaining net proceeds of the Series AA FMBs were used in connection with the Company's construction program and for general corporate purposes.

     On October 12, 1995, Clark County, Nevada issued $226.05 million in floating rate revenue bonds (Nevada Power Company Project) consisting of $76.75 million Series 1995A IDBs due 2030, $85 million Series 1995B refunding IDBs due 2030, $44 million Series 1995C refunding IDBs due 2030 and $20.3 million Series 1995D refunding pollution control revenue bonds (PCRBs) with $14 million due 2011 and $6.3 million due 2023. Net proceeds from the sale of the Series 1995A IDBs were placed on deposit with a trustee and will be used to finance the construction of certain facilities which qualify for tax-exempt financing. At December 31, 1995, $77.5 million remained on deposit with the trustee. Net proceeds from the sale of the refunding bonds were used for the redemption of the $44 million floating rate IDBs due 2015, $25 million floating rate IDBs due 2018, $60 million floating rate IDBs due 2019, $14 million 6 3/8% PCRBs due 2004 and $6.3 million 6 3/4% Series O FMBs due 2007 along with the related PCRBs during the last four months of 1995. In addition, on October 12, 1995, Coconino County, Arizona issued $13 million Series 1995E floating rate refunding PCRBs (Nevada Power Company Project) due 2022 to redeem the $13 million 7 1/8% Series N FMBs due 2006 along with the related PCRBs in November 1995.

     The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1995 and assuming an 8 percent interest rate on new bonds, the Company would be able to issue approximately $434 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

     The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1995, the applicable dividend coverage test would permit the issuance of $371 million of additional preferred stock at a dividend rate of 8 percent.

RESOURCE PLANNING

     The Company's rate of customer growth, especially in recent years, has been among the highest in the nation. The annual customer growth rate was 6.0 percent, 6.0 percent, and 5.4 percent in 1995, 1994 and 1993, respectively.

     The peak demand for electricity by the Company's customers increased from 2,920 megawatts in 1994 to 3,066 megawatts in 1995. The Company's 1995 energy sales reached 12,109,355 megawatthours, an increase of 1.4 percent over 1994.

     Pursuant to Nevada law, every three years the Company files with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. Among the major items in the Company's 1994 Resource Plan, as refiled and amended, which were approved by the PSC in 1994 and 1995 are the following:

     (1) the Company will continue to pursue a strategy of relying upon short-term power purchases to meet the forecasted increases in load;

     (2)  the Company  will  maintain  sufficient  flexibility  to implement an efficient cost-effective resource acquisition process where appropriate, noting that the competitive solicitation process remains the preferred method for comparing resource options;

     (3) the Company will proceed with the installation of the initial 230 kV circuit and associated substation and communication facilities on the previously approved Arden-Northwest 230 kV Transmission Line;

     (4) the Company will proceed with the rerouting of a portion of the #2 Arden-McCullough 230 kV Transmission Line;

     (5) the Company will proceed with limited resource planning approval to seek the necessary UEPA and other permitting approvals, and to acquire necessary sites and rights-of-way for two 230 kV switching stations;

     (6) the Company will proceed with a Renewable Energy Program for the Company to utilize all appropriate incentives, resources, and expertise to foster the development of economically competitive renewable energy systems with the intent to provide Southern Nevada customers with 20 megawatts of solar-generated electricity by the year 2002.

     The Company will file a status report along with any significant modifications to the Resource Plan by April 1, 1996 regarding the outcome of three energy service company contracts and the results of transmission studies currently being performed.

REGULATION AND RATES

     The Company is subject to regulation by the PSC which has regulatory powers with respect to rates, facilities, services, reports, issuance of securities and other matters.

     Following is a summary of the rate increases and decreases that have been granted the Company during the past three years.
                                                             Amount in
          Effective                                           Millions
            Date          Nature of Increase (Decrease)      of Dollars
        -------------     -----------------------------      ----------
        June 28, 1993      Energy and resource plan
                             net rate increase                   42.1
        February 1, 1994   Energy rate increase                  23.6
        October 1, 1994    General rate decrease                 (6.3)
        October 1, 1995    Energy rate decrease                 (20.1)
        December 1, 1995   Energy and resource plan
                             net rate decrease                  (17.6)

All amounts are on an annual basis.

     On July 17, 1995, the Company filed a request with the PSC to decrease energy rates by $20.1 million under the state's deferred energy accounting procedures. On September 28, 1995, the PSC approved the rate decrease which took effect October 1, 1995. Residential rates were reduced by $1.9 million and other customers received the remaining $18.2 million reduction. On November 27, 1995, the PSC granted an additional deferred energy rate decrease of approximately $17.1 million and a resource plan cost recovery decrease of $500,000 which took effect December 1, 1995 and resulted in a $7.6 million reduction in residential rates with the remaining $10 million reduction going to other customer classes. The new energy rates will more closely reflect the cost of providing service to each of the customer classes.

     Hearings on the last phase of the 1995 deferred energy case began on March 11, 1996 and will consider the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to use of coal reserves in an unregulated subsidiary company. The PSC Staff and Consumer Advocate Office have filed testimony seeking disallowance from recovery and credit to the Company's customers of approximately $19 million. The Company believes its expenditures and use of coal reserves are prudent and reasonable and will vigorously defend against the proposed disallowances.

     As permitted by state statute, the Company defers differences between the current cost of fuel and purchased power, and base energy costs as defined. Under regulations adopted by the PSC, the balance in the deferred energy account at the end of twelve months should be cleared, over a subsequent period. Recovery of increased costs is permitted to the extent that the Company has not realized its authorized overall rate of return. If the Company has exceeded the authorized rate of return, the portion of deferred energy costs represented in such excess is transferred to the next deferred energy recovery period. The energy costs deferred are included as a current item in determining taxable income for federal income tax purposes. However, for financial statement purposes, the federal income tax effect is deferred and amortized to income as the deferred energy account is cleared. PSC regulations allow the fuel base portion of the Company's general rates to be changed at the time of a hearing to clear the balance in the deferred energy account. This permits the recovery of fuel expenses on a deferred basis, but, recovery will have no effect on the Company's earnings.

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

     Environmental expenditures made by the Company are currently being recovered through customer rates. Management believes environmental expenditures will increase over time and the increased costs will also be recovered as necessary utility expenses. The following is a discussion of pending environmental matters:

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

     The Amendments also mandated creation of the Grand Canyon Visibility Transport Commission to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado Plateau. The Commission is expected to make recommendations to the U.S. Environmental Protection Agency
(EPA) by May 1996, regarding ways to improve visibility. A variety of actions could be considered including imposition of more pollution controls or emissions limitations upon large sources of pollution in the West and Southwest. The potential affect on the Company cannot be determined at this time.

     Related to visibility, the United States Congress authorized the EPA to study the potential impact of the Mohave Generating Station (Mohave) on visibility in the Grand Canyon area. Results of this study are expected in 1996. The cost of any required improvements cannot be determined at this time.

     The Nevada Division of Environmental Protections (NDEP) had imposed more stringent interim stack opacity limits for Mohave. In December, at the recommendation of NDEP, the Nevada Environmental Commission elected to retain the interim limit as a permanent rule. Compliance with the interim rule has been maintained since a limit more stringent than the interim standard has not been imposed. As such, the owners of Mohave, including Nevada Power at 14%, will not be required to fund any additional improvements related to opacity.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $56.5 million for installation of the scrubbers. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers. The scrubbers are currently under construction.

COMPETITION

     Restructuring of the electric utility industry is accelerating with the enactment of the National Energy Policy Act of 1992 (Act). Restructuring will lead to further competition in the industry as generators of power obtain greater access to transmission facilities linking them to potential new wholesale customers. Most observers believe the electric utility beneficiaries of the Act will be twofold: those who can provide low cost generation for sale and those who have strategically located transmission highways that can transmit low cost power from one area to another.

     Within the region the Company's residential rates are competitive. However, even though the bulk of the 1995 energy rate decreases was allocated to large customers, large industrial customer rates will require further adjustment to remain competitive in the changing environment. In January 1996, Mirage Resorts, owner of The Mirage and Treasure Island hotels, received approval from the Clark County, Nevada Commission for a zone variance to build a 27 megawatt cogeneration plant to supply power to its properties. The above event and the decision by the U.S. Department of Energy in November 1995 to choose Valley Electric Association, a non-generating utility supplier, as the primary electric power provider for the Nevada Test Site (NTS) indicate the need for the Company to be able to offer more competitive prices as an incentive for large customers to retain the Company as their primary electric service provider. The Company will continue to be the primary electric power provider for the NTS pending legal appeal. In recognition of the changing regional competitive environment, the Company is focusing on the costs of serving various classes of customers and the appropriate rates to be charged based on those costs of service. The Company has continued to seek any rate adjustments through the PSC necessary to maintain a competitive position.

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

     In September 1995 the PSC opened a docket to examine electric industry restructuring issues. The PSC is soliciting opinions and analyses concerning the potential implications of competition for various products and services within the electric industry. The new docket is intended to supplement the subcommittee established by the Nevada Legislature during the 1995 legislative session to study the effects of competition in the generation, sale and transmission of electric energy. The legislative subcommittee is expected to make a recommendation to the Nevada Legislature in August of 1996 so the recommendation can be reviewed before the start of the 1997 legislative session. The PSC expects to issue a final report based on the information obtained in the new docket in June of 1996. Both the report and the information gathered in the new docket will be shared with the legislative subcommittee.

EMPLOYEES

     The Company had 1,761 employees at December 31, 1995.

                               ITEM 2. PROPERTIES

     The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

     The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 230 kilovolt lines presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada. One is a 39 mile line to the Pecos Substation and the other a 25 mile line to the Harry Allen Substation. In 1994, 20 miles of a 230 kilovolt line from the Harry Allen Substation to the Pecos Substation was energized. One 39-mile, 230 kilovolt line transmits power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. In addition to the above, the Company has 279 miles of 138 kilovolt and 484 miles of 69 kilovolt transmission lines in service.

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

     At December 31, 1995, the Company owned 105 transmission and distribution substations with a total installed transformer capacity of 10,020,533 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes and the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes.

     At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     As of December 31, 1995, there were approximately 3,093 miles of pole line together with approximately 6,908 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 6,021,342 kilovolt-amperes.

                           ITEM 3. LEGAL PROCEEDINGS

     Saguaro Power Company (Saguaro), a cogeneration power producer, and the Company are parties to a 30-year power purchase contract (Contract) wherein the Company agreed to purchase power from Saguaro's plant near Henderson, Nevada. On July 22, 1995, Saguaro filed a lawsuit in District Court, Clark County, Nevada, seeking damages and injunctive relief as a result of being curtailed in its power deliveries during periods of low load conditions on the Company's system. The lawsuit alleges that the Company refused to accept and pay for approximately $2 million of electric energy and capacity, and that the Company should reimburse Saguaro for $2 million related to the construction of the interconnection line. Saguaro also alleges that the Company has refused to pay Saguaro for excess capacity. Lastly, Saguaro alleges that the Company has committed fraud and anticipatory breach of the Contract and requests punitive damages of $75 million. The Company believes its actions are consistent with the Contract, federal and state regulations, and state administrative directives, and will vigorously defend against these claims. Further, the Company contends it has paid Saguaro all amounts due it under the terms of the Contract.

     On September 1, 1995, Las Vegas Cogeneration Limited Partnership filed a similar lawsuit to that of Saguaro; it seeks curtailment damages of less than $200,000.

     On July 24, 1995, Nevada Cogeneration Associates #1 (NCA 1) and Nevada Cogeneration Associates #2 (NCA 2), also cogeneration power producers, made a request for arbitration of their current contracts relative to the same issues of low load condition curtailments and energy and capacity payments. They alleged under payments by the Company of approximately $2.6 million.

     The Nevada District Court has recently denied the Company's request that the issues regarding low load conditions and the lawsuits for curtailment damages be heard before the PSC. The Nevada District Court ordered all the parties to arbitrate the above issues with the exception of Saguaro's claim concerning the interconnection line. The Company has appealed these decisions.

     Arbitration with NCA 1 and NCA 2 proceeded as ordered and in January 1996, the arbitrator entered an order denying most of NCA's claims. The order does permit some damages based on the definition of a low load condition being at a different megawatt level than either party had asserted. The Company estimates the damages to be approximately $1 million.

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

              SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The Company's executive officers are as follows:

                       Age as of
         Name      December 31, 1995         Position
         ----      -----------------         --------

     Charles A. Lenzie       58        Chairman of the Board and Chief
                                       Executive Officer
     David G. Barneby        50        Vice President, Power Delivery
     Cynthia K. Gilliam      47        Vice President, Retail Customer
                                       Operations
     Richard L. Hinckley     40        Vice President, Secretary and
                                       General Counsel
     Steven W. Rigazio       41        Vice President, Finance and
                                       Planning, Treasurer, Chief
                                       Financial Officer
     Gloria T. Banks Weddle  46        Vice President, Corporate Services

     Each of the executive officers has been actively engaged in the business of the Company for more than five years.

     Charles A. Lenzie was elected Chairman of the Board and Chief Executive Officer on May 1, 1989. Prior to that time he was President of the Company. Due to the resignation of James C. Holcombe as President and Chief Operating Officer on August 1, 1995, Mr. Lenzie was appointed President of the Company effective August 10, 1995.

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

     Gloria T. Banks Weddle was named Vice President, Corporate Services effective January 1, 1996. She first joined the Company in 1973, was promoted to Manager of Compensation and Benefits in 1988 and Director of Human Resources in 1991. She was elected Vice President - Human Resources in 1992. On October 14, 1993, she was elected Vice President, Human Resources and Corporate Services. Her title was changed to Vice President - Corporate Services in 1996.

                                    PART  II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

     Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1995 and 1994 are hereby incorporated by reference from page 44 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which is filed herewith as
Exhibit 13.

                        ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is hereby incorporated by reference from page 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which is filed herewith as Exhibit 13.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by Item 7 is hereby incorporated by reference from pages 24 to 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which are filed herewith as Exhibit 13.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements for the years ended December 31, 1995, 1994 and 1993 together with the auditors' report thereon required by Item 8 are incorporated by reference from the following pages of the Company's Annual Report to Shareholders for the year ended December 31, 1995, which are filed herewith as Exhibit 13.

                                                            Annual
                                                            Report
                                                             Page
                                                            ------
     Statements of Income for the Years Ended
      December 31, 1995, 1994 and 1993......................   28
     Statements of Cash Flows for the Years Ended
      December 31, 1995, 1994 and 1993......................   29
     Balance Sheets - December 31, 1995 and 1994............  30-31
     Schedules of Capitalization -
      December 31, 1995 and 1994............................   32
     Schedules of Long-Term Debt -
      December 31, 1995 and 1994............................   33
     Statements of Retained Earnings for the Years
      Ended December 31, 1995, 1994 and 1993................   34
     Notes to Financial Statements..........................  35-42
     Independent Auditors' Report...........................   43
     Report of Management...................................   43

     See Note 11 of Notes to Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent financial statements, December 31, 1995, reporting a change of accountants.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 with respect to the Company's executive officers is set forth in Part I, Item 4., under the preceding heading
"Supplemental Item. Executive Officers of Registrant". The other information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1996 and heretofore filed with the Securities and Exchange Commission (SEC). (See the heading therein "Election of Directors".)

                        ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1996 and
heretofore   filed  with   the  SEC.   (See  the   heading  therein  "Executive
Compensation".)

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1996 and heretofore filed with the SEC. (See the heading therein "Security Ownership of Management".)

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Management of the Company has no knowledge of any transaction, relationship or indebtedness which is required to be disclosed by Item 13.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

     The Company's financial statements for the years ended December 31, 1995, 1994 and 1993 together with the auditors' report appearing on pages 28 to 43 of Nevada Power Company's 1995 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

FINANCIAL STATEMENT SCHEDULE FOR THE
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993                        PAGE
--------------------------------------------                        ----
Independent Auditors' Consent and Report on Schedule..............    21
Schedule VIII - Valuation and Qualifying Accounts.................    22

     All other schedules are omitted because they are not applicable, not required, or because the information is included in the financial statements or notes thereto.

EXHIBITS
 FILED                          DESCRIPTION
--------                        -----------

     3.4        Restated Bylaws, as amended March 9, 1995
     4.2        Twenty-Sixth Supplemental Indenture dated May 1, 1995
    13          Pages 24 to 45 of Nevada Power Company's Annual Report to
                Shareholders for the Year Ended December 31, 1995
                (incorporated by reference in Parts II and IV hereof)
    10.75       Financing Agreement between Clark County, Nevada and
                Nevada Power Company dated October 1, 1995 (Series 1995A)
    10.76       Financing Agreement between Clark County, Nevada and
                Nevada Power Company dated October 1, 1995 (Series 1995B)
    10.77       Financing Agreement between Clark County, Nevada and
                Nevada Power Company dated October 1, 1995 (Series 1995C)
    10.78       Financing Agreement between Clark County, Nevada and
                Nevada Power Company dated October 1, 1995 (Series 1995D)
    10.79       Financing Agreement between Coconino County, Arizona
                Pollution Control Corporation and Nevada Power Company
                dated October 1, 1995 (Series 1995E)
    10.80       Letter of Credit and Reimbursement Agreement dated as of
                October 1, 1995 among Nevada Power Company, The Banks
                Named Herein, and Societe Generale, Los Angeles Branch
    10.81       Letter of Credit and Reimbursement Agreement dated as of
                October 1, 1995 among Nevada Power Company, The Banks
                Named Herein, and Barclays Bank PLC, New York Branch
    23          Independent Auditors' Consent and Report on Schedule
    27          Financial Data Schedule - December 31, 1995

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

  3.1   Restated Articles of Incorporation   3.8 to Form 10-K        1-4698
         filed June 10, 1988                                      Year 1988
  3.2   Amendment to Restated Articles of    4.7 to Form S-8       33-32372
         Incorporation filed May 23, 1989
  3.3   Amendment to Restated Articles of    4.8 to Form S-3       33-55698
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
         and Nevada Power Company

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.48  Contract B for Long-Term Power       10.49 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1989
         Facility dated October 27, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.49  Contract for Long-Term Power         10.50 to Form 10-K      1-4698
         Purchases from Qualified                                 Year 1989
         Facilities dated February 12,
         1990 between Las Vegas
         Co-generation, Inc. and Nevada
         Power Company
 10.50  Agreement for Transmission           10.51 to Form 10-K      1-4698
         Service dated March 29, 1989                             Year 1989
         between Overton Power District
         No. 5 , Lincoln County Power
         District No. 1 and Nevada Power
         Company
 10.51  Contract dated June 30, 1988         10.52 to Form 10-K      1-4698
         between United States Department                         Year 1989
         of Energy Western Area Power
         Administration and Nevada Power
         Company
 10.52  Executive Performance Incentive      10.53 to Form 10-K      1-4698
         Plan dated as of January 1, 1989                         Year 1989
 10.53  Severance Allowance Plan             10.54 to Form 10-K      1-4698
         adopted September 14, 1989                               Year 1989
 10.54  Power Purchase Contract dated        10.55 to Form 10-K      1-4698
         July 5, 1990 between                                     Year 1990
         Mission Energy Company and
         Nevada Power Company
 10.55  Contract B for Long-Term Power       10.56 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1990
         Facility dated May 24, 1990
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.56  Amendment dated June 15, 1989 to     10.57 to Form 10-K      1-4698
         Exhibit 10.45                                            Year 1990
 10.57  Amendment dated August 23, 1989      10.58 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.58  Amendment dated April 23, 1990       10.59 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.59  Exhibit H dated August 13, 1990      10.60 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.60  Western Systems Power Pool           10.61 to Form 10-K      1-4698
         Agreement (Agreement) dated                              Year 1990
         January 2, 1991 between
         thirty-nine other Western
         Systems Power Pool members as
         listed on pages 1 and 2 of the
         Agreement and Nevada Power
         Company
 10.61  Financing Agreement between Clark    10.62 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1990
         Company dated June 1, 1990

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------

 10.62  Restated Power Sales Agreement       10.63 to Form 10-K      1-4698
         dated March 25, 1991 between                             Year 1991
         Pacificorp and Nevada Power
         Company
 10.63  Amendment dated July 17, 1990 to     10.64 to Form 10-K      1-4698
         Exhibit 10.54                                            Year 1991
 10.64  Financing Agreement between Clark    10.65 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992A)
 10.65  Financing Agreement between Clark    10.66 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992B)
 10.66  Financing Agreement between Clark    10.67 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated October 1, 1992
 10.67  Power Sales Agreement dated          10.68 to Form 10-K      1-4698
         October 19, 1992 between the                             Year 1992
         Department of Water and Power
         of the City of Los Angeles
         and Nevada Power Company
 10.68  Long-Term Incentive Plan dated       10.69 to Form 10-K      1-4698
         as of January 1, 1993                                    Year 1993
 10.69  Contract for Long-Term Power         10.70 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1993
         Facilities dated May 27, 1992
         between Las Vegas Co-generation,
         Inc. and Nevada Power Company
         Replaces Exhibit 10.49
 10.70  Settlement Agreement and Promissory  10.71 to Form 10-K      1-4698
         Note between Mountain Coal Company                       Year 1993
         and Atlantic Richfield Company and
         Nevada Power Company dated
         March 9, 1994
 10.71 401(k) Savings Plan, as amended 99.1 to Form S-8 33-50809 and restated January 1, 1990
 10.72  Amendment dated January 1, 1991      99.2 to Form S-8      33-50809
         to Exhibit 10.71
 10.73  Letter of Credit and Reimbursement   10.72 to Form 10-K      1-4698
         Agreement dated as of April 12,                          Year 1994
         1994 between Nevada Power Company
         and Societe Generale, Los Angeles
         Branch and Amendment No. 1 thereto
         dated as of May 3, 1994
 10.74  Loan Agreement dated as of November  10.73 to Form 10-K      1-4698
         21, 1994 between Nevada Power                            Year 1994
         Company, certain banks, and First
         Interstate Bank of Nevada, N.A. as
         the Administrative Agent

REPORTS ON FORM 8-K

     The Company filed no current report on Form 8-K during the quarter ended December 31, 1995.

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE


Nevada Power Company

We consent to the incorporation by reference in Registration Statement No. 33-62691 on Form S-3 and in Registration Statement No. 33-61365 on Form S-8 of Nevada Power Company of our report dated February 14, 1996 incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1995.

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


DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
March 22, 1996

                             NEVADA POWER COMPANY
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                               RESERVE FOR
                                                                 DOUBTFUL
                                                                 ACCOUNTS
                                                               -----------

     BALANCE AT DECEMBER 31, 1992.............................   $   803
      Provision charged to income.............................     3,161
      Amounts written off, less recoveries....................    (2,839)
                                                                 -------

     BALANCE AT DECEMBER 31, 1993.............................   $ 1,125
      Provision charged to income.............................     4,302
      Amounts written off, less recoveries....................    (4,032)
                                                                 -------

     BALANCE AT DECEMBER 31, 1994.............................   $ 1,395
      Provision charged to income.............................     3,590
      Amounts written off, less recoveries....................    (3,658)
                                                                 -------

     BALANCE AT DECEMBER 31, 1995.............................   $ 1,327
                                                                 =======

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEVADA POWER COMPANY
                                --------------------------------------
                                             (Registrant)

     March 25, 1996           By           CHARLES A. LENZIE
                                --------------------------------------
                                           Charles A. Lenzie
                                       Chairman of the Board and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 25, 1996           By           CHARLES A. LENZIE
                                --------------------------------------
                                    Charles A. Lenzie, Chairman of
                                      the Board, Chief Executive
                                         Officer and Director
                                     (Principal Executive Officer)

     March 25, 1996           By           STEVEN W. RIGAZIO
                                --------------------------------------
                                  Steven W. Rigazio, Vice President,
                                   Finance and Planning, Treasurer,
                                        Chief Financial Officer
                                       (Principal Financial and
                                     Principal Accounting Officer)


     March 25, 1996           By           MARY LEE COLEMAN
                                --------------------------------------
                                      Mary Lee Coleman, Director

     March 25, 1996           By           FRED D. GIBSON JR.
                                --------------------------------------
                                     Fred D. Gibson Jr., Director

     March 25, 1996           By            JOHN L. GOOLSBY
                                --------------------------------------
                                       John L. Goolsby, Director

     March 25, 1996           By           JERRY E. HERBST
                                --------------------------------------
                                       Jerry E. Herbst, Director

     March 25, 1996           By            JOHN F. O'REILLY
                                --------------------------------------
                                      John F. O'Reilly, Director

     March 25, 1996           By             CONRAD L. RYAN
                                --------------------------------------
                                        Conrad L. Ryan, Director

     March 25, 1996           By             FRANK E. SCOTT
                                --------------------------------------
                                       Frank E. Scott, Director

     March 25, 1996           By            ARTHUR M. SMITH
                                --------------------------------------
                                      Arthur M. Smith, Director

     March 25, 1996           By           JELINDO A. TIBERTI
                                --------------------------------------
                                     Jelindo A. Tiberti, Director