Form 10-Q
period 1996-03-31
NEVADA POWER CO
filed 1996-05-02
CIK 71180

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1996                      Commission File No. 1-4698
                  --------------                                          ------

                              Nevada Power Company
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Nevada                                                    88-0045330
- -------------------------------                                     ------------
(State or other jurisdiction of                                  (I.R.S.Employer
  incorporation or organization)                             Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                               89102
- ------------------------------------------                             ---------
(Address of principal executive offices)                              (Zip Code)



                                 (702) 367-5000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)





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

           Common Stock outstanding April 30, 1996, 47,549,674 shares.
                                                    ----------

                         PART I.  FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                                                    FOR THE
                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ---------------
                                                                 1996     1995
                                                               -------- -------
ELECTRIC REVENUES ..........................................  $147,128 $145,184
OPERATING EXPENSES AND TAXES:
     Fuel ..................................................    18,699   22,675
     Purchased and interchanged power ......................    51,097   45,040
     Deferred energy cost adjustments, net .................     3,990   10,100
                                                              -------- --------
      Net energy costs .....................................    73,786   77,815
     Other production operations ...........................     3,864    4,835
     Other operations ......................................    23,577   22,753
     Maintenance and repairs ...............................     9,811    9,943
     Provision for depreciation ............................    14,979   13,066
     General taxes .........................................     4,837    4,577
     Federal income taxes ..................................     1,596      553
                                                              -------- --------
                                                               132,450  133,542
                                                              -------- --------
OPERATING INCOME ...........................................    14,678   11,642
                                                              -------- --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ..................................     1,517    1,695
     Miscellaneous, net ....................................      (769)   2,052
                                                              -------- --------
                                                                   748    3,747
                                                              -------- --------
INCOME BEFORE INTEREST DEDUCTIONS ..........................    15,426   15,389
                                                              -------- --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ............................    11,641   11,549
     Other interest ........................................       407      340
     Allowance for borrowed funds used
      during construction ..................................      (140)  (1,054)
                                                              -------- --------
                                                                11,908   10,835
                                                              -------- --------
NET INCOME .................................................     3,518    4,554
DIVIDEND REQUIREMENTS ON PREFERRED STOCK ...................       989      992
                                                              -------- --------
EARNINGS AVAILABLE FOR COMMON STOCK ........................  $  2,529 $  3,562
                                                              ======== ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ...............................................    47,298   45,637
                                                              ======== ========

EARNINGS PER AVERAGE COMMON SHARE ..........................  $   0.05 $   0.08
                                                              ======== ========
DIVIDENDS PER COMMON SHARE .................................  $   0.40 $   0.40
                                                              ======== ========
See Notes to Financial Statements.

                                 BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                                        March 31,   December 31,
                                                          1996          1995
                                                      ------------- ------------
                                                            (In Thousands)
ELECTRIC PLANT:
  Original cost ......................................  $2,076,368   $2,036,775
  Less accumulated depreciation ......................     561,343      546,803
                                                        ----------   ----------
    Net plant in service .............................   1,515,025    1,489,972
  Construction work in progress ......................     139,701      129,255
  Other plant, net ...................................      80,466       81,893
                                                        ----------   ----------
                                                         1,735,192    1,701,120
                                                        ----------   ----------
INVESTMENTS ..........................................      10,250        9,989
                                                        ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ................       1,720       25,507
  Customer receivables ...............................      55,992       65,079
  Other receivables ..................................       3,589        6,321
  Fuel stock and materials and supplies ..............      42,681       38,710
  Deferred energy costs ..............................     (23,403)     (18,844)
  Prepayments ........................................       9,443        8,144
                                                        ----------   ----------
                                                            90,022      124,917
                                                        ----------   ----------
DEFERRED CHARGES .....................................     217,480      211,585
                                                        ----------   ----------
                                                        $2,052,944   $2,047,611
                                                        ==========   ==========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 47,456,763 and 47,038,193
     shares issued and outstanding, respectively .....  $   50,661   $   50,243
    Premium and unamortized expense on capital stock .     604,225      595,258
    Retained earnings ................................     102,543      118,860
                                                        ----------   ----------
                                                           757,429      764,361
                                                        ----------   ----------
  Cumulative preferred stock .........................      41,783       41,863
                                                        ----------   ----------
  Long-term debt .....................................     797,351      799,999
                                                        ----------   ----------
                                                         1,596,563    1,606,223
                                                        ----------   ----------
CURRENT LIABILITIES:
  Notes Payable ......................................      20,000            -
  Current maturities and sinking fund requirements ...       5,786        5,809
  Accounts payable ...................................      59,765       64,518
  Accrued taxes ......................................       7,024       19,457
  Accrued interest ...................................      10,374        6,059
  Deferred taxes on deferred energy costs ............      (8,191)      (6,595)
  Customers' service deposits and other ..............      32,672       34,605
                                                        ----------   ----------
                                                           127,430      123,853
                                                        ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ....................      32,099       32,464
  Deferred taxes on income ...........................     223,724      215,315
  Customers' advances for construction and other .....      73,128       69,756
                                                        ----------   ----------
                                                           328,951      317,535
                                                        ----------   ----------
                                                        $2,052,944   $2,047,611
                                                        ==========   ==========
See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ------------------
                                                              1996        1995
                                                             --------  --------
                                                               (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................  $  3,518  $  4,554
  Adjustments to reconcile net income to net cash provided-
   Depreciation and amortization ..........................    17,498    15,708
   Deferred income taxes and investment tax credits .......     3,755    (2,683)
   Allowance for other funds used during construction .....    (1,517)   (1,695)
  Changes in-
   Receivables ............................................    11,818    13,143
   Fuel stock and materials and supplies ..................    (3,971)    1,159
   Accounts payable and other current liabilities .........    (7,093)  (15,136)
   Deferred energy costs ..................................     4,560     9,653
   Accrued taxes and interest .............................    (8,118)    7,035
  Other assets and liabilities ............................    (6,263)   (1,725)
                                                             --------  --------
    Net cash provided by operating activities .............    14,187    30,013
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions ...........   (49,626)  (37,960)
  Investment in subsidiaries and other ....................        54     9,857
  Salvage net of removal cost .............................       411       104
                                                             --------  --------
    Net cash used in investing activities .................   (49,161)  (27,999)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...............................     9,406     9,826
  Change in funds held in trust ...........................      (808)    7,302
  Retirement of preferred stock and long-term debt ........    (1,389)   (2,347)
  Change in short-term borrowing ..........................    20,000         -
  Cash dividends ..........................................   (19,821)  (19,165)
  Other financing activities ..............................     3,799     3,365
                                                             --------  --------
    Net cash provided by (used in) financing activities ...    11,187    (1,019)
                                                             --------  --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...............   (23,787)      995
  Beginning of period .....................................    25,507       123
                                                             --------  --------
  End of period ...........................................  $  1,720  $  1,118
                                                             ========  ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ....................  $ 11,203  $ 10,483
                                                             ========  ========
  Income taxes ............................................  $ 11,092  $    205
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


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                (In Thousands)
Federal income tax at statutory rate ......................... $ 1,931  $ 2,494
Investment tax credit amortization ...........................    (365)    (365)
Other ........................................................     433      442
                                                               -------  -------
Recorded federal income taxes ................................ $ 1,999  $ 2,571
                                                               =======  =======
Federal income taxes included in-
  Operating expenses ......................................... $ 1,596  $   553
  Other income, net ..........................................     403    2,018
                                                               -------  -------
Recorded federal income taxes ................................ $ 1,999  $ 2,571
                                                               =======  =======

(2)  COMMITMENTS AND CONTINGENCIES:

      Hearings began March 11, 1996 for the last phase of the 1995 deferred energy case to consider the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to use of coal reserves in an unregulated subsidiary company. The PSC Staff and Consumer Advocate Office have filed testimony seeking disallowance from recovery and credit to the Company's customers of approximately $19 million. The Company believes its expenditures and use of coal reserves are prudent and reasonable and will vigorously defend against the proposed disallowances.

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

       The Nevada District Court denied the Company's request that the issues regarding low load conditions and the lawsuit for curtailment damages be heard before the Public Service Commission of Nevada based on the arbitration clause of the Contract. The Nevada District Court ordered all the parties to arbitrate the above issues with the exception of Saguaro's claim concerning the interconnection line. The Company has appealed these decisions.

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

       The Amendments also mandated creation of the Grand Canyon Visibility Transport Commission to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado Plateau. The Commission is expected to make recommendations to the U.S. Environmental Protection Agency (EPA) in June 1996, regarding ways to improve visibility. A variety of actions could be considered including imposition of more pollution controls or emissions limitations upon large sources of pollution in the West and Southwest. The potential affect on the Company cannot be determined at this time.

       Related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in 1996. The cost of any improvements that may be required cannot be determined at this time.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The Company's customer growth rate during 1995 and 1994 was 6.0 percent. The increase in customers for the first three months of 1996 was at an annualized rate of 7.2 percent. At March 31, 1996, the Company provided electric service to 462,391 customers.

       Pursuant to Nevada law, every three years the Company is required to file with the Public Service Commission of Nevada (PSC) a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. Among the major items in the Company's 1994 Resource Plan, as refiled and amended, which were approved by the PSC in 1994 and 1995 are the following:

      (1) the Company will continue to pursue a strategy of relying on short-term power purchases to meet the forecasted increases in load;

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

      On April 1, 1996, the Company filed a status report on the results of transmission studies along with an amendment requesting approval of three energy service company contracts.

       To meet capital expenditure requirements through 1997, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

      The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,577,977 and 399,836 shares, respectively, of its common stock in 1995 and the first three months of 1996.

       On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At March 31, 1996, $78.3 million remained on deposit with the trustee.

                 OPERATING RESULTS OF FIRST THREE MONTHS OF 1996
                     COMPARED TO FIRST THREE MONTHS OF 1995

      Earnings per average common share were five cents for the first three months of 1996, compared to eight cents for the same period in 1995. The decrease in earnings was due to the first quarter 1995 recording of a gain reported by the Company's unregulated subsidiary, Nevada Electric Investment Company (NEICO), due to the sale of coal mining assets. The average number of customers increased 6.5 percent and kilowatthour sales, excluding sales for resale, were up 5.9 percent, as compared to the first three months of 1995. Revenues increased due to customer growth but were partially offset by fuel rate decreases effective October 1 and December 1, 1995.

       Fuel expense decreased by $4.0 million due to reduced generation. Purchased power increased $6.1 million due to increased power purchases. Depreciation expense increased $1.9 million because of a growing asset base. Other income miscellaneous, net decreased $2.8 million due primarily to the first quarter 1995 recording of the sale of mining property by NEICO.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                    STEVEN W.RIGAZIO
                                         ---------------------------------------
                                                       (Signature)
Date: May 2, 1996                                   Steven W. Rigazio
      -----------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer