Form 10-Q
period 1996-06-30
NEVADA POWER CO
filed 1996-08-01
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1996                      Commission File No. 1-4698
                  -------------                                          ------

                              Nevada Power Company
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Nevada                                                 88-0045330
- -------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89102
- ------------------------------------------                            ---------
(Address of principal executive offices)                             (Zip Code)



                                 (702) 367-5000
              ------------------------------------------------------
              (Registrant's telephone number, including area code)




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

          Common Stock outstanding July 31, 1996, 48,025,873 shares.
                                                  -----------

                        PART I.  FINANCIAL INFORMATION

                             STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                             FOR THE             FOR THE
                                           THREE MONTHS         SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                        ------------------  ------------------
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
ELECTRIC REVENUES ..................... $199,468  $173,348  $346,596  $318,532
OPERATING EXPENSES AND TAXES:
     Fuel .............................   25,439    21,764    44,138    44,439
     Purchased and interchanged power .   65,727    57,548   116,824   102,588
     Deferred energy cost
      adjustments, net ................    2,401     8,027     6,391    18,127
                                        --------  --------  --------  --------
      Net energy costs ................   93,567    87,339   167,353   165,154
     Other production operations ......    3,735     3,900     7,599     8,735
     Other operations .................   24,333    24,407    47,910    47,160
     Maintenance and repairs ..........   13,005     8,996    22,816    18,939
     Provision for depreciation .......   15,254    13,463    30,233    26,529
     General taxes ....................    5,092     4,762     9,929     9,339
     Federal income taxes .............   11,243     6,720    12,839     7,273
                                        --------  --------  --------  --------
                                         166,229   149,587   298,679   283,129
                                        --------  --------  --------  --------
OPERATING INCOME ......................   33,239    23,761    47,917    35,403
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .............    1,934     1,477     3,451     3,172
     Miscellaneous, net ...............   (1,439)     (325)   (2,208)    1,727
                                        --------  --------  --------  --------
                                             495     1,152     1,243     4,899
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .....   33,734    24,913    49,160    40,302
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .......   12,037    11,741    23,678    23,290
     Other interest ...................    1,050       653     1,457       993
     Allowance for borrowed funds used
      during construction .............     (535)     (891)     (675)   (1,945)
                                        --------  --------  --------  --------
                                          12,552    11,503    24,460    22,338
                                        --------  --------  --------  --------
NET INCOME ............................   21,182    13,410    24,700    17,964
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ................................      990       992     1,979     1,984
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ... $ 20,192  $ 12,418  $ 22,721  $ 15,980
                                        ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ..........................   47,760    46,080    47,529    45,860
                                        ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE ..... $   0.42  $   0.27  $   0.48  $   0.35
                                        ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE ............ $   0.40  $   0.40  $   0.80  $   0.80
                                        ========  ========  ========  ========

See Notes to Financial Statements.

                                 BALANCE SHEETS
                                    ASSETS
                                  (Unaudited)
                                                        June 30,   December 31,
                                                          1996        1995
                                                       ----------  ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,104,966   $2,036,775
  Less accumulated depreciation .....................     572,196      546,803
                                                       ----------   ----------
    Net plant in service ............................   1,532,770    1,489,972
  Construction work in progress .....................     160,685      129,255
  Other plant, net ..................................      79,008       81,893
                                                       ----------   ----------
                                                        1,772,463    1,701,120
                                                       ----------   ----------
INVESTMENTS .........................................      10,229        9,989
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............       1,606       25,507
  Customer receivables ..............................      97,496       65,079
  Other receivables .................................       4,600        6,321
  Fuel stock and materials and supplies .............      40,960       38,710
  Deferred energy costs .............................     (25,571)     (18,844)
  Prepayments .......................................       6,606        8,144
                                                       ----------   ----------
                                                          125,697      124,917
                                                       ----------   ----------
DEFERRED CHARGES ....................................     215,049      211,585
                                                       ----------   ----------
                                                       $2,123,438   $2,047,611
                                                       ==========   ==========

                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 47,944,587 and 47,038,193
     shares issued and outstanding, respectively ....  $   51,149   $   50,243
    Premium and unamortized expense on capital stock      613,772      595,258
    Retained earnings ...............................     103,730      118,860
                                                       ----------   ----------
                                                          768,651      764,361
                                                       ----------   ----------
  Cumulative preferred stock ........................      41,784       41,863
                                                       ----------   ----------
  Long-term debt ....................................     796,636      799,999
                                                       ----------   ----------
                                                        1,607,071    1,606,223
                                                       ==========   ==========

CURRENT LIABILITIES:
  Notes payable .....................................      55,000            -
  Current maturities and sinking fund requirements ..       5,763        5,809
  Accounts payable ..................................      78,473       64,518
  Accrued taxes .....................................      11,723       19,457
  Accrued interest ..................................       6,353        6,059
  Deferred taxes on deferred energy costs ...........      (8,947)      (6,595)
  Customers' service deposits and other .............      35,548       34,605
                                                       ----------   ----------
                                                          183,913      123,853
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      31,734       32,464
  Deferred taxes on income ..........................     226,706      215,315
  Customers' advances for construction and other ....      74,014       69,756
                                                       ----------   ----------
                                                          332,454      317,535
                                                       ----------   ----------
                                                       $2,123,438   $2,047,611
                                                       ==========   ==========
See Notes to Financial Statements.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 24,700    $ 17,964
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     33,962      31,814
   Deferred income taxes and investment tax credits ...      3,354      (5,230)
   Allowance for other funds used during construction .     (3,451)     (3,172)
  Changes in-
   Receivables ........................................    (30,696)    (13,872)
   Fuel stock and materials and supplies ..............     (2,250)     (1,294)
   Accounts payable and other current liabilities .....     13,739       1,664
   Deferred energy costs ..............................      7,479      17,463
   Accrued taxes and interest .........................     (7,440)     11,924
  Other assets and liabilities ........................      2,493      (1,440)
                                                          --------    --------
    Net cash provided by operating activities .........     41,890      55,821
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (102,136)    (81,450)
  Investment in subsidiaries and other ................        228      13,650
  Salvage net of removal cost .........................        594       1,449
                                                          --------    --------
    Net cash used in investing activities .............   (101,314)    (66,351)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     19,441      17,469
  Issuance of long-term debt ..........................          -      85,000
  Change in funds held in trust .......................     (1,517)      7,158
  Retirement of preferred stock and long-term debt ....     (2,700)    (54,043)
  Change in short-term borrowing ......................     55,000           -
  Cash dividends ......................................    (39,817)    (38,504)
  Other financing activities ..........................      5,116       5,401
                                                          --------    --------
    Net cash provided by financing activities .........     35,523      22,481
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...........    (23,901)     11,951
  Beginning of period .................................     25,507         123
                                                          --------    --------
  End of period .......................................   $  1,606    $ 12,074
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 29,381    $ 26,332
                                                          ========    ========
  Income taxes ........................................   $ 16,120    $    205
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

                                            THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                          -----------------   ----------------
                                            1996     1995      1996     1995
                                          -------   -------   -------  -------
                                                     (In Thousands)
Federal income tax at statutory rate ...  $11,442   $ 7,263   $13,373  $ 9,757
Investment tax credit amortization .....     (365)     (365)     (730)    (730)
Other ..................................      433       442       866      884
                                          -------   -------   -------  -------

Recorded federal income taxes ..........  $11,510   $ 7,340   $13,509  $ 9,911
                                          =======   =======   =======  =======

Federal income taxes included in-
  Operating expenses ...................  $11,243   $ 6,720   $12,839  $ 7,273
  Other income, net ....................      267       620       670    2,638
                                          -------   -------   -------  -------

Recorded federal income taxes ..........  $11,510   $ 7,340   $13,509  $ 9,911
                                          =======   =======   =======  =======

(2)  COMMITMENTS AND CONTINGENCIES:

     Hearings began March 11, 1996 for the last phase of the 1995 deferred energy case to consider the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to use of coal reserves in an unregulated subsidiary company. Hearings are scheduled to resume in September, 1996. The PSC Staff and Consumer Advocate Office have filed testimony seeking disallowance from recovery and credit to the Company's customers of approximately $25 million, plus carrying charges. The Company believes its expenditures and use of coal reserves are prudent and reasonable and will vigorously defend against the proposed disallowances.

     Saguaro Power Company (Saguaro), a cogeneration power producer, and the Company are parties to a 30-year power purchase contract (Contract) wherein the Company agreed to purchase power from Saguaro's plant near Henderson,

Nevada. On June 22, 1995, Saguaro filed a demand for arbitration with the American Arbitration Association (AAA) and a lawsuit in District Court, Clark County, Nevada, seeking damages and injunctive relief as a result of being curtailed in its power deliveries during periods of low load conditions on the Company's system. The lawsuit alleges that the Company refused to accept and pay for approximately $2 million of electric energy and capacity, and that the Company should reimburse Saguaro for $2 million related to the construction of the interconnection line. Saguaro also alleges that the Company has refused to pay Saguaro for excess capacity. Lastly, Saguaro alleges that the Company has committed fraud and anticipatory breach of the Contract and requests punitive damages of $75 million.

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

     The arbitration between the Company and Saguaro was concluded on May 30, 1996. The arbitrator's decision is expected in mid-September, 1996.

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

     The Amendments  also mandated  creation  of  the  Grand  Canyon  Visibility
Transport Commission (Commission) to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado
Plateau. The Commission completed its report and recommendations to the Environmental Protection Agency (EPA) in June, 1996. The Commission's study anticipates emission reductions from stationary sources, including power plants, over the next 40 years, from other provisions of the Amendments, therefore, additional power plant controls are not mandated at this time. EPA will develop regulations to implement the Commission's recommendations. The new regulations are expected to be promulgated in 1997.

     Related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in 1997. The cost of any improvements that may be required cannot be determined at this time.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 15, 1996, the Company filed a request with the Public Service Commission of Nevada (PSC) for authorization to decrease energy rates by approximately $41 million under the state's deferred energy accounting procedures. The Company proposes that large power users receive the decrease since, according to Company studies, they are currently subsidizing residential users. The proposed energy rates would more closely reflect the customer's cost of service. If approved by the PSC, the Company expects the decrease to be effective no later than mid-January 1997.

     Hearings are scheduled to resume in September, 1996 for the last phase of the 1995 deferred energy case to consider various fuel related issues. (See
Note 2 to Financial Statements included in this quarterly report.)

     The Company's customer growth rate during 1995 and 1994 was 6.0 percent. The increase in customers for the first six months of 1996 was at an annualized rate of 7.2 percent. At June 30, 1996, the Company provided electric service to 470,505 customers.

     Pursuant to Nevada law, every three years the Company is required to file with the PSC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. Among the major items in the Company's 1994 Resource Plan, as refiled and amended, which were approved by the PSC in 1994 and 1995 are the following:

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

     On April 1, 1996, the Company filed a status report on the results of transmission studies along with an amendment requesting approval of three energy service company contracts. Hearings on the amendment are currently underway.

     To meet capital expenditure requirements through 1997, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,577,977 and 862,819 shares, respectively, of its common stock in 1995 and the first six months of 1996.

     On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At June 30, 1996, $79 million remained on deposit with the trustee.

                   OPERATING RESULTS OF FIRST SIX MONTHS OF 1996
                      COMPARED TO FIRST SIX MONTHS OF 1995

     Earnings per average common share were 48 cents for the first six months of 1996, compared to 35 cents for the same period in 1995. The increase in earnings was due to increased revenues. The average number of customers increased 6.6 percent and kilowatthour sales, excluding sales for resale, were up 14.6 percent, as compared to the first six months of 1995. Revenues increased due to customer growth and warmer weather.

     Purchased power increased $14.2 million due to increased power purchases offset in part by lower average purchased power costs. Maintenance and repairs increased $3.9 million due to increased maintenance expense at Reid Gardner. Depreciation expense increased $3.7 million because of a growing asset base. Other income miscellaneous, net decreased $3.9 million due primarily to the first quarter 1995 recording of the sale of mining property by the Company's unregulated subsidiary, Nevada Electric Investment Company.

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                  OPERATING RESULTS OF SECOND QUARTER OF 1996
                      COMPARED TO SECOND QUARTER OF 1995

     Earnings per average common share were 42 cents for the second quarter of 1996, compared to 27 cents for the same period in 1995. The increase in earnings was due to increased revenues. The average number of customers increased 6.7 percent and kilowatthour sales, excluding sales for resale, were up 22.4 percent, as compared to the first six months of 1995. Revenues increased due to customer growth and warmer weather.

     Fuel expense increased by $3.7 million due to increased generation and higher average fuel rates. Purchased power increased $8.2 million due to increased power purchases offset in part by lower average purchased power costs. Maintenance and repairs increased $4.0 million due to increased maintenance expense at Reid Gardner. Depreciation expense increased $1.8 million because of a growing asset base.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: August 1, 1996                               Steven W. Rigazio
      --------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer