Form 10-Q
period 1996-09-30
NEVADA POWER CO
filed 1996-10-25
CIK 71180

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1996                 Commission File No. 1-4698
                  ------------------                                     ------

                              Nevada Power Company
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Nevada                                              88-0045330
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                             89102
------------------------------------------                            ---------
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

       Common Stock outstanding October 17, 1996, 48,445,056 shares.
                                                  ----------

                      PART I.  FINANCIAL INFORMATION

                           STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)
                                             FOR THE             FOR THE
                                           THREE MONTHS        NINE MONTHS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
ELECTRIC REVENUES ..................... $293,536  $280,135  $640,132  $598,667
OPERATING EXPENSES AND TAXES:
     Fuel .............................   40,759    34,690    84,897    79,129
     Purchased and interchanged power .   91,627    79,804   208,451   182,392
     Deferred energy cost
      adjustments, net ................   (1,120)   16,114     5,271    34,241
                                        --------  --------  --------  --------
      Net energy costs ................  131,266   130,608   298,619   295,762
     Other production operations ......    4,848     5,109    12,447    13,844
     Other operations .................   26,807    26,003    74,717    73,163
     Maintenance and repairs ..........    9,937     6,865    32,753    25,804
     Provision for depreciation .......   15,536    14,019    45,769    40,548
     General taxes ....................    5,078     4,889    15,007    14,228
     Federal income taxes .............   30,792    28,381    43,631    35,654
                                        --------  --------  --------  --------
                                         224,264   215,874   522,943   499,003
                                        --------  --------  --------  --------
OPERATING INCOME ......................   69,272    64,261   117,189    99,664
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .............    1,849     1,229     5,300     4,401
     Miscellaneous, net ...............   (1,406)     (682)   (3,614)    1,045
                                        --------  --------  --------  --------
                                             443       547     1,686     5,446
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .....   69,715    64,808   118,875   105,110
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .......   11,919    12,110    35,597    35,400
     Other interest ...................      796       305     2,253     1,298
     Allowance for borrowed funds used
      during construction .............     (435)     (666)   (1,110)   (2,611)
                                        --------  --------  --------  --------
                                          12,280    11,749    36,740    34,087
                                        --------  --------  --------  --------
NET INCOME ............................   57,435    53,059    82,135    71,023
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ................................      989       991     2,968     2,975
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ... $ 56,446  $ 52,068   $79,167  $ 68,048
                                        ========  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ..........................   48,209    46,516    47,757    46,081
                                        ========  ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE ..... $   1.17  $   1.12     $1.66  $   1.48
                                        ========  ========  ========  ========
DIVIDENDS PER COMMON SHARE ............ $   0.40  $   0.40     $1.20  $   1.20
                                        ========  ========  ========  ========
See Notes to Financial Statements.
                              BALANCE SHEETS
                                  ASSETS
                                (Unaudited)
                                                    September 30,  December 31,
                                                         1996         1995
                                                    -------------  ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost ....................................   $2,150,849    $2,036,775
  Less accumulated depreciation ....................      581,695       546,803
                                                       ----------    ----------
    Net plant in service ...........................    1,569,154     1,489,972
  Construction work in progress ....................      143,947       129,255
  Other plant, net .................................       77,519        81,893
                                                       ----------    ----------
                                                        1,790,620     1,701,120
                                                       ----------    ----------
INVESTMENTS ........................................       10,161         9,989
                                                       ----------    ----------
CURRENT ASSETS:
  Cash and temporary cash investments ..............          864        25,507
  Customer receivables .............................      106,413        65,079
  Other receivables ................................        8,537         6,321
  Fuel stock and materials and supplies ............       34,403        38,710
  Deferred energy costs ............................      (25,058)      (18,844)
  Prepayments ......................................        6,378         8,144
                                                       ----------    ----------
                                                          131,537       124,917
                                                       ----------    ----------
DEFERRED CHARGES ...................................      209,486       211,585
                                                       ----------    ----------
                                                       $2,141,804    $2,047,611
                                                       ==========    ==========
                      CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 48,359,337 and 47,038,193
     shares issued and outstanding, respectively ...   $   51,564    $   50,243
    Premium and unamortized expense on capital stock      621,795       595,258
    Retained earnings ..............................      140,979       118,860
                                                       ----------    ----------
                                                          814,338       764,361
                                                       ----------    ----------
  Cumulative preferred stock .......................       41,664        41,863
                                                       ----------    ----------
  Long-term debt ...................................      801,767       799,999
                                                       ----------    ----------
                                                        1,657,769     1,606,223
                                                       ----------    ----------

CURRENT LIABILITIES:
  Notes payable ....................................        7,000             -
  Current maturities and sinking fund requirements .        5,739         5,809
  Accounts payable .................................       68,547        64,518
  Accrued taxes ....................................       32,009        19,457
  Accrued interest .................................       10,290         6,059
  Deferred taxes on deferred energy costs ..........       (8,770)       (6,595)
  Customers' service deposits and other ............       34,946        34,605
                                                       ----------    ----------
                                                          149,761       123,853
                                                       ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ..................       31,369        32,464
  Deferred taxes on income .........................      228,921       215,315
  Customers' advances for construction and other ...       73,984        69,756
                                                       ----------    ----------
                                                          334,274       317,535
                                                       ----------    ----------
                                                       $2,141,804    $2,047,611
                                                       ==========    ==========
See Notes to Financial Statements.

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 82,135    $ 71,023
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     52,316      48,614
   Deferred income taxes and investment tax credits ...      4,112     (12,226)
   Allowance for other funds used during construction .     (5,300)     (4,401)
  Changes in-
   Receivables ........................................    (43,550)    (37,389)
   Fuel stock and materials and supplies ..............      4,307       2,150
   Accounts payable and other current liabilities .....      3,061      14,138
   Deferred energy costs ..............................      6,968      33,750
   Accrued taxes and interest .........................     16,783      40,993
  Other assets and liabilities ........................      7,610         623
                                                          --------    --------
    Net cash provided by operating activities .........    128,442     157,275
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (135,250)   (121,340)
  Investment in subsidiaries and other ................        402      13,637
  Salvage net of removal cost .........................         77       2,672
                                                          --------    --------
    Net cash used in investing activities .............   (134,771)   (105,031)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     27,879      25,776
  Issuance of long-term debt ..........................          -      85,000
  Change in funds held in trust .......................      5,478       7,158
  Retirement of preferred stock and long-term debt ....     (4,163)    (69,892)
  Change in short-term borrowing ......................      7,000      14,000
  Cash dividends ......................................    (60,026)    (58,021)
  Other financing activities ..........................      5,518       8,754
                                                          --------    --------
    Net cash (used in) provided by financing activities    (18,314)     12,775
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...........    (24,643)     65,019
  Beginning of period .................................     25,507         123
                                                          --------    --------
  End of period .......................................   $    864    $ 65,142
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 40,681    $ 37,187
                                                          ========    ========
  Income taxes ........................................   $ 26,225    $ 10,785
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

                                            THREE MONTHS     NINE MONTHS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                           1996     1995      1996     1995
                                         -------   -------   -------  -------
                                                     (In Thousands)
Federal income tax at statutory rate ..  $30,963   $28,607   $44,336  $38,364
Investment tax credit amortization ....     (365)     (365)   (1,095)  (1,095)
Other .................................      433       433     1,299    1,317
                                         -------   -------   -------  -------
Recorded federal income taxes .........  $31,031   $28,675   $44,540  $38,586
                                         =======   =======   =======  =======
Federal income taxes included in-
  Operating expenses ..................  $30,792   $28,381   $43,631  $35,654
  Other income, net ...................      239       294       909    2,932
                                         -------   -------   -------  -------
Recorded federal income taxes .........  $31,031   $28,675   $44,540  $38,586
                                         =======   =======   =======  =======
(2)  COMMITMENTS AND CONTINGENCIES:

      Hearings began March 11, 1996 for the last phase of the 1995 deferred energy case to consider the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to use of coal reserves in an unregulated subsidiary company. Hearings concluded in September 1996 and a decision is expected in November 1996. The PSC Staff and Consumer Advocate Office initially filed testimony seeking disallowance from recovery and credit to the Company's customers of approximately $25 million, plus carrying charges but revised that to approximately $13 million during the hearings. The Company believes its expenditures and use of coal reserves were prudent and reasonable, and has vigorously defended against the proposed disallowances.

     Saguaro Power Company (Saguaro), a cogeneration power producer, and the Company are parties to a 30-year power purchase contract (Contract) wherein the Company agreed to purchase power from Saguaro's plant near Henderson, Nevada. On June 22, 1995, Saguaro filed a demand for arbitration with the American Arbitration Association (AAA)
and a lawsuit in District Court, Clark County, Nevada, seeking damages and injunctive relief as a result of being curtailed in its power deliveries during periods of low load conditions on the Company's system. The lawsuit alleged that the Company refused to accept and pay for approximately $2 million of electric energy and capacity, and that the Company should reimburse Saguaro for $2 million related to the construction of the interconnection line. Saguaro also alleged that the Company has refused to pay Saguaro for excess capacity. Lastly, Saguaro alleged that the Company has committed fraud and anticipatory breach of the Contract and requested punitive damages of $75 million.

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

     The arbitration between the Company and Saguaro was concluded on May 30, 1996. The arbitrator in a written decision rendered on August 28, 1996, determined that Nevada Power Company's actions were proper and denied Saguaro relief on all counts.

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

      In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $53.1 million for installation of the scrubbers. The first of three scrubber units is expected to be on line in November 1997. At that point, the project will be approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent $24 million through June 1996 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

      On October 18, 1996, Coconino County, Arizona issued $20 million 6 3/8% Series 1996 pollution control revenue bonds (PCRBs) (Nevada Power Company Project) due 2036. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and are being used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 15, 1996, the Company filed a request with the Public Service Commission of Nevada (PSC) for authorization to decrease energy rates by approximately $41 million under the state's deferred energy accounting procedures. Hearings are set to begin in November 1996. The Company proposes that large power users receive the decrease since, according to Company studies, they are currently subsidizing residential users. The proposed energy rates would more closely reflect the customer's cost of service. If approved by the PSC, the Company expects the decrease to be effective in early 1997.

      Hearings concluded in September 1996 for the last phase of the 1995 deferred energy case to consider various fuel related issues. (See Note 2 to Financial Statements included in this quarterly report.)

      The Company's customer growth rate during 1995 and 1994  was
6.0 percent. The increase in customers for the first nine months of 1996 was at an annualized rate of 7.2 percent. At September 30, 1996, the Company provided electric service to 478,620 customers.

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

      On April 1, 1996, the Company filed a status report on the results of transmission studies along with an amendment requesting approval of three energy service company contracts. Hearings on the amendment were held in June and July 1996. The PSC issued an order on August 27, 1996 denying approval of the contracts.

      To meet capital expenditure requirements through 1997, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

      The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,577,977 and 1,257,005 shares, respectively, of its common stock in 1995 and the first nine months of 1996.

      On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At September 30, 1996, $72 million remained on deposit with the trustee.

     In September 1996, the Company received PSC approval to issue up to 7 million additional shares of common stock through public offerings or the SPP, up to $80 million of new taxable debt, up to $45 million of preferred stock for the purpose of refinancing existing preferred stock and up to $80 million of new tax-advantaged preferred securities as an alternative to an equal amount of new taxable debt with such authorization to expire on December 31, 1997. Approval to issue new tax-advantaged preferred securities was given with the condition that future tax risks associated with the securities be borne by shareholders. Approval was also received for the extension of authorization to issue up to $150 million of unsecured promissory notes through December 31, 1999.

      On September 27, 1996 the Company received approval from the PSC to issue $20 million Coconino County, Arizona PCRBs. On October 18, 1996, Coconino County, Arizona issued $20 million 6 3/8% Series 1996 PCRBs (Nevada Power Company Project) due 2036. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and are being used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing.

      Hearings are scheduled to be concluded in October 1996 for the Company's application with the PSC for approval to issue up to $100 million of IDBs.

              OPERATING RESULTS OF FIRST NINE MONTHS OF 1996
                   COMPARED TO FIRST NINE MONTHS OF 1995

      Earnings per average common share were $1.66 for the first nine months of 1996, compared to $1.48 for the same period in 1995. The increase in earnings was due to increased revenues. The average number of customers increased 6.8 percent and kilowatthour sales, excluding sales for resale, were up 12 percent, as compared to the first nine months of 1995. Revenues increased due to customer growth and warmer weather.

      Fuel expense increased $5.8 million due to higher average fuel rates. Purchased power increased $26.1 million due to increased power purchases offset in part by lower average purchased power costs. Maintenance and repairs increased $6.9 million primarily due to increased maintenance expense at Reid Gardner. Depreciation expense increased $5.2 million because of a growing asset base. Other income miscellaneous, net decreased $4.7 million due in part to the first quarter 1995 recording of the sale of mining property by the Company's unregulated subsidiary, Nevada Electric Investment Company and also due to decreased carrying charges on deferred energy costs.

      Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                OPERATING RESULTS OF THIRD QUARTER OF 1996
                     COMPARED TO THIRD QUARTER OF 1995

      Earnings per average common share were $1.17 for the third quarter of 1996, compared to $1.12 for the same period in 1995. The increase in earnings was due to increased revenues. The average number of customers increased 7.2 percent and kilowatthour sales, excluding sales for resale, were up 8.6 percent, as compared to the third quarter of 1995. Revenues increased due to customer growth.

      Fuel expense increased by $6.1 million due to increased generation and higher average fuel rates. Purchased power increased $11.8 million due to increased power purchases offset in part by lower average purchased power costs. Maintenance and repairs increased $3.1 million primarily due to increased maintenance expense at Reid Gardner. Depreciation expense increased $1.5 million because of a growing asset base.

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

         Exhibits Filed                       Description
         --------------                       -----------
         27                                   Financial Data Schedule

     b.  Reports on Form 8-K.

         None.




                                Signatures
                                -----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W.RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: October 25, 1996                               Steven W.Rigazio
      ----------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer