Form 10-K405
period 1996-12-31
NEVADA POWER CO
filed 1997-03-18
CIK 71180

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number 1-4698

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                           on which registered
       --------------------------                     ---------------------
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

Securities registered pursuant to Section 12(g) of the Act:

           Cumulative Preferred Stock, $20 Par Value, 5.40% Series
                              (Title of class)

           Cumulative Preferred Stock, $20 Par Value, 5.20% Series
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---  ---
     Indicate by  check mark  if disclosure  of delinquent filers pursuant to
Item 405  of Regulation  S-K  is  not  contained  herein,  and  will  not  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                      ---

  49,226,593 shares of Common Stock were outstanding as of March 14, 1997.

     The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 14, 1997, was $990,685,184. (Computed by reference to the closing price on March 14, 1997, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV hereof.

     (2) Portions of the Registrant's definitive Proxy Statement dated March 13, 1997 for the Company's annual meeting of shareholders on May 9, 1997, are incorporated by reference into Part III hereof.

                              TABLE OF CONTENTS

                                                               Page
                                                               ----
PART I

     Item  1. Business ......................................    1

     Item  2. Properties ....................................    7

     Item  3. Legal Proceedings .............................    8

     Item  4. Submission of Matters to a Vote of Security
              Holders........................................    8

     Supplemental Item.

              Executive Officers of Registrant ..............    8

PART II

     Item  5. Market for the Registrant's Common Stock and
              Related Security Holder Matters ...............    9

     Item  6. Selected Financial Data .......................    9

     Item  7. Management's Discussion and Analysis of
              Financial Condition and Results of Operation...    9

     Item  8. Financial Statements and Supplementary Data ...    9

     Item  9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........   10

PART III

     Item 10. Directors and Executive Officers of the
              Registrant ....................................   10

     Item 11. Executive Compensation ........................   10

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management ................................   10

     Item 13. Certain Relationships and Related Transactions.   10

PART IV

     Item 14. Exhibits, Financial Statement Schedule, and
              Reports on Form 8-K ...........................   11

SIGNATURES ..................................................   23

                                     PART I

                                ITEM 1. BUSINESS

THE COMPANY

     Nevada Power Company (Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 1,211,000 at December 31, 1996) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located. Nevada Power will supply 40 percent of the Nevada Test Site's future electrical power according to a settlement agreement still to be approved by the Public Service Commission of Nevada (PSC.) See the "Competition" section in this Form 10-K.

SOURCES OF ELECTRIC ENERGY SUPPLY

     The  electric   energy  obtained  from  the  Company's  own  generating
facilities will be produced at the following plants:

                                           Number            Net Capacity
        Plant                             of Units            (Megawatts)
        -----                             --------           ------------
     Coal Fuel:
       Reid Gardner (Steam)..............     3                   330
       Reid Gardner Unit No. 4 (Steam)...     1                   275(1)
       Mohave (Steam)....................     2                   196(2)
       Navajo (Steam)....................     3                   255(3)
     Natural Gas and Oil Fuel:
       Clark (Steam).....................     3                   175
       Clark (Gas Turbine)...............     1                    50
       Clark (Combined Cycle)............     2                   462
       Sunrise (Steam)...................     1                    80
       Sunrise (Gas Turbine).............     1                    69
       Harry Allen (Gas Turbine).........     1                    72
                                                                -----
                                                                1,964
                                                                =====
     _________________

(1) This represents 25 megawatts of base load capacity, 235 megawatts of peaking capacity and 15 megawatts (MW) upgrade capacity accomplished in 1990. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California. The Company is entitled to use 100% of the unit's capacity for 1,500 hours each year but the Company has agreed to reduce its allocation of such peaking capacity by 20 MW from 1993 through 1997. The Company is entitled to 9.6% of the first 260 megawatts of capacity and associated energy and is entitled to all of the 1990 15 megawatt upgrade. The Company had options for the use of increasing amounts of energy from the unit beginning in 1998 so that the Company would have been entitled to use all of the unit's output 15 years from that date. However, the 1998 through 2001 options for 10.17 MW per year were not exercised by the Company and have expired.

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

     The peak electric demand experienced by the Company was 3,332 megawatts on July 23, 1996. This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

     For 1997, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF) (also known as cogenerators) as follows:

                                    Contract Term           Net Capacity
                                  ---------------------
                                   From          To         (Megawatts)
                                  --------     --------     -------------
     Independent Power Producer:
     ---------------------------
     Nevada Sun-Peak Limited
        Partnership ............. 06/08/91     05/31/16           210
     Qualifying Facilities:
     ----------------------
       Saguaro Power Company .... 10/17/91     04/30/22            90
       Nevada Cogeneration
        Associates #1 ........... 06/18/92     04/30/23            85
       Nevada Cogeneration
        Associates #2 ........... 02/01/93     04/30/23            85
       Las Vegas Cogeneration
        Limited Partnership ..... 05/10/94     05/31/24            45
                                                                 ----
                                                                  515
                                                                 ====

     The Company has total generating capacity of 2,714 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power. This along with agreements with other suppliers to purchase 775 megawatts of firm capacity and associated energy, for the summer of 1997, will not be sufficient to meet the 1997 anticipated peak load demand and reserve margin needs. Accordingly, the Company is utilizing a competitive bidding process to obtain resources from other suppliers for additional firm capacity and associated energy to meet the projected peak needs for 1997.

FUEL SUPPLIES

     The  fuels   used  to  provide  energy  for  the  Company's  generating facilities are coal, natural gas and oil. Its other sources of electricity are hydroelectric (Hoover Dam) and purchased power.

     The Company's  primary  fuel  source  for  generation  is  coal.    The
following table shows the actual sources of fuel for generation for 1996 and anticipated sources of fuel for generation in 1997 and 1998.

                                       1996    1997    1998
                                       ----    ----    ----

          Coal........................   76%     73%     70%
          Natural Gas.................   24      27      30
                                        ---     ---     ---
                                        100%    100%    100%
                                        ===     ===     ===

     The Company's average delivered cost per ton of coal burned was as follows: 1994 - $32.96; 1995 - $30.37; 1996 - $29.02.

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

     The Company's natural gas supply is subject to curtailment due to limited pipeline capacity, until May 1997, when a pipeline expansion project with Southwest Gas Corporation is completed. All the Company's plants using natural gas also have the capability of burning oil on a sustained basis.

CONSTRUCTION AND FINANCING PROGRAMS

     The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1996 amounted to $913,617,000 and $64,607,000, respectively.

     Excluding Allowance for Funds Used During Construction, the Company's actual construction expenditures for 1996 were $180 million, and currently estimated construction expenditures for 1997 and 1998 are $242 million and $275 million, respectively.

     The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

     To meet capital expenditure requirements through 1998, the Company intends to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. The Company issued 1,659,764 shares of its common stock in 1996 under the SPP. At the end of 1996, common equity represented 47.5% of total capitalization.

     On October 18, 1996, Coconino County, Arizona issued $20 million Series 1996 pollution control revenue bonds (PCRBs) (Nevada Power Company Project) due 2036. Net proceeds from the sale of the PCRBs were used to finance the construction of the Navajo Generating Station (Navajo) scrubber facilities which qualify for tax-exempt financing.

     On October 12, 1995, Clark County, Nevada issued $76.75 million in floating rate revenue bonds (Nevada Power Company Project) Series 1995A IDBs due 2030. Net proceeds from the sale of the Series 1995A IDBs were placed on deposit with a trustee and will be used to finance the construction of certain facilities which qualify for tax-exempt financing. At December 31, 1996, $52.7 million remained on deposit with the trustee.

     The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1996 and assuming an 8 percent interest rate on new bonds, the Company would be able to issue approximately $481 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

     The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1996, the applicable dividend coverage test would permit the issuance of $374 million of additional preferred stock at a dividend rate of 8 percent.

RESOURCE PLANNING

     The Company's rate of customer growth, especially in recent years, has been among the highest in the nation. The annual customer growth rate was
7.2 percent, 6.0 percent, and 6.0 percent in 1996, 1995 and 1994, respectively.

     The peak demand for electricity by the Company's customers increased from 3,066 megawatts in 1995 to 3,332 megawatts in 1996. The Company's 1996 energy sales reached 13,697,059 megawatthours, an increase of 13.1 percent over 1995.

     Pursuant to Nevada law, every three years the Company files with the PSC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. The Company is required to file its next resource plan by July 1, 1997. Among the major items in the Company's 1994 Resource Plan, as refiled and amended, which were approved by the PSC in 1994 and 1995 are the following:

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

     Following is a summary of the rate increases and decreases that have been granted the Company during the past three years.
                                                             Amount in
          Effective                                           Millions
            Date          Nature of Increase (Decrease)      of Dollars
        -------------     -----------------------------      ----------
        February 1, 1994   Energy rate increase                $ 23.6
        October 1, 1994    General rate decrease                 (6.3)
        October 1, 1995    Energy rate decrease                 (20.1)
        December 1, 1995   Energy and resource plan
                             net rate decrease                  (17.6)

All amounts are on an annual basis.

     On July 15, 1996, the Company filed a request with the PSC for authorization to decrease energy rates by approximately $41 million under the state's deferred energy accounting procedures. Prior to hearing, the parties agreed to increase the proposed rate decrease to approximately $45 million. On December 12, 1996, an agreement was reached with parties as to the rate design allocation. Pursuant to the agreement public entities received a rate reduction of $11 million and other large customers and medium-size commercial customers received $27 million. Residential and small commercial customers received a reduction of $7 million. On January 23, 1997, the PSC approved the stipulation which took effect on February 1, 1997.

     On January 23, 1997, the PSC also rendered its decision in the last phase of the 1995 deferred energy case and ordered a disallowance of $5.5 million, net of tax, which was recorded in the fourth quarter of 1996 regarding various coal contracting matters. The PSC Staff and Consumer Advocate Office initially filed testimony seeking disallowance from recovery and credit to the Company's customers in excess of $25 million.

     As permitted by state statute, the Company defers differences between the current cost of fuel plus net purchased power and base energy costs as defined. Under regulations adopted by the PSC, the balance in the deferred energy account at the end of twelve months should be cleared over a subsequent period. Recovery of increased costs is permitted to the extent that the Company has not realized its authorized overall rate of return. If the Company has exceeded the authorized rate of return, the portion of deferred energy costs represented in such excess is transferred to the next deferred energy recovery period. The energy costs deferred are included as a current item in determining taxable income for federal income tax purposes. However, for financial statement purposes, the federal income tax effect is deferred and amortized to income as the deferred energy account is cleared. PSC regulations allow the fuel base portion of the Company's general rates to be changed at the time of a hearing to clear the balance in the deferred energy account. This permits the recovery of fuel expenses on a deferred basis, but, recovery will have no effect on the Company's earnings. Effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism.

     Starting in February 1997, the Company will be allowed to recover the costs of developing its 20-year resource plan in general rates. In the past, the recovery of these costs was administered under the state's deferred accounting procedures. Also, by an order of the PSC in June 1988, the Company is allowed to capitalize certain costs associated with Commission approved conservation programs.

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

     The Amendments also mandated creation of the Grand Canyon Visibility Transport Commission (Commission) to work toward the goal of visibility improvement in the Grand Canyon and other national parks of the Colorado Plateau. The Commission completed its report and recommendations to the Environmental Protection Agency (EPA) in June 1996. The Commission's study anticipates emissions from stationary sources, including power plants, to be reduced over the next 40 years as a result of other provisions of the Amendments. Additional power plant controls could become necessary if expected emission reductions do not occur. The EPA will develop regulations to implement the Commission's recommendations. The new regulations are expected to be promulgated in 1997.

     Related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in 1997. The cost of any improvements that may be required cannot be determined at this time.

     In 1991, the EPA published an order requiring Navajo to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $53.1 million for installation of the scrubbers. The first of three scrubber units is expected to be on line in November 1997. At that point, the project will be approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent $30.4 million on the scrubbers' construction through 1996. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

COMPETITION

     On September 21, 1992, Valley Electric Association, Inc. (Valley Electric) filed a complaint with the PSC alleging that the Company was unlawfully providing service to the Nevada Test Site and requesting damages and a cease and desist order. In an Opinion and Order issued on May 13, 1994, the PSC found that based on a 1963 territorial agreement (Agreement) between Valley Electric and the Company, each of these two electric suppliers have a non-exclusive right to provide service to the Test Site's discretion. On an appeal brought by Valley Electric, the Eighth Judicial District Court for Clark County Nevada (District Court) vacated the PSC's Opinion and Order and ordered the PSC to issue an order requiring the Company to cease and desist from any activity that violates the Agreement. The District Court's Order is the subject of a pending appeal brought by the United States Department of Energy (DOE) on behalf of the Test Site.

     In July 1996, Valley Electric, the Company, the PSC Regulatory Operations Staff and Lincoln County Power District No. 1 (Lincoln Power)(a governmental electric supplier that holds itself out as providing electric service in Lincoln County, Nevada, where a portion of the Test Site is located), entered into a Stipulation, Settlement Agreement and Release (Settlement Agreement.) The term of the Settlement Agreement is three years, commencing with the date it is approved by the PSC. Under the Settlement Agreement, the Test Site's electrical usage would be split among Valley Electric (40 percent), the Company (40 percent) and Lincoln Power (20 percent), and each of the three electric suppliers unconditionally released and forever discharged each other from any and all claims for damages based directly or indirectly on the geographic scope of the service provided to the Test Site before and during the term of the Settlement Agreement. On July 30, 1996, the parties to the Settlement Agreement jointly requested PSC approval of the Settlement Agreement, the DOE has opposed approval, and the approval proceedings are currently pending before the PSC. Regardless of the outcome of this matter, the Company believes there will not be a material impact on its operations, or upon its competitive position generally.

     The electric utility industry is in the midst of change. With the Federal Energy Regulatory Commission's (FERC) recent rulings and several states considering and passing legislation to increase competition by allowing customers a choice in their electric supplier ("retail wheeling"), Company management believes the electric utility industry of the future will be very different from that of the past.

     In April 1996, the FERC issued a ruling that opens wholesale power sales to competition by requiring public utilities owning, controlling, or operating transmission lines to file non-discriminatory open access tariffs. In another ruling, the FERC requires public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS) so that utilities obtain information about their transmission through the OASIS the same way their competitors do. The Company has made organizational changes which were necessary to ensure compliance with the recent rulings.

     The FERC also found that if costs are stranded by retail wheeling, the states should make decisions regarding recovery with the FERC only becoming involved if state regulators lack authority under state law.

     In September 1995, the PSC opened a docket to examine electric industry restructuring issues. The docket was intended to supplement the subcommittee established by the Nevada Legislature during the 1995 legislative session to study the effects of competition in the generation, sale and transmission of electric energy. In January 1997, the legislative subcommittee approved a bill draft request recommending the legislature thoroughly study the industry restructuring issues in the 1997 legislative session to determine the direction that the state of Nevada should take with respect to retail wheeling. The subcommittee's proposed bill would establish a legislative oversight committee to ensure that the regulatory agency implementing retail wheeling complies with the legislative intent. The PSC issued a report in June of 1996 and concluded if the legislature chooses to authorize retail wheeling, it can be done in a manner which benefits Nevada. Implementation would be complicated but achievable. In February 1997, the PSC requested legislation that would give the PSC the authority to prepare regulations that would allow retail wheeling in Nevada.

     The retail wheeling debate and discussion will continue in the 1997 session of the Nevada Legislature and the PSC's investigatory docket. The United States Congress will also consider proposals to restructure the electric utility industry in order to introduce retail wheeling. The Company will continue to actively participate in these debates and discussions.

EMPLOYEES

     The Company had 1,792 employees at December 31, 1996.

                                ITEM 2. PROPERTIES

     The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

     The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 230 kilovolt lines presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada. One is a 39 mile line to the Pecos Substation and the other a 25 mile line to the Harry Allen Substation. In 1994, 20 miles of a 230 kilovolt line from the Harry Allen Substation to the Pecos Substation was energized. One 39-mile, 230 kilovolt line transmits power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. In addition to the above, the Company has 294 miles of 138 kilovolt and 488 miles of 69 kilovolt transmission lines in service.

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

     At December 31, 1996, the Company owned 106 transmission and distribution substations with a total installed transformer capacity of 10,908,783 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes, the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes and Mead Substation with 250,000 kilovolt-amperes.

     At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     As of December 31, 1996, there were approximately 3,142 miles of pole line together with approximately 8,058 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 6,472,112 kilovolt-amperes.

                         ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the Company's financial position, results of operations and net cash flow.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

            SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The Company's executive officers are as follows:

                       Age as of
         Name      December 31, 1996         Position
         ----      -----------------         --------

  Charles A. Lenzie       59   Chairman of the Board, President and Chief
                                 Executive Officer
  David G. Barneby        51   Vice President, Power Delivery
  Cynthia K. Gilliam      48   Vice President, Retail Customer Operations
  Richard L. Hinckley     41   Vice President, Secretary and General Counsel
  Steven W. Rigazio       42   Vice President, Finance and Planning,
                                 Treasurer, Chief Financial Officer
  Gloria T. Banks Weddle  47   Vice President, Corporate Services
  Sally L. Galati         35   Vice President, Distribution

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

     Richard L. Hinckley was elected Vice President, Secretary and General Counsel on May 15, 1991. He joined the Company as Staff Counsel in 1985 and was promoted to Assistant Secretary and Chief Counsel in 1989. Prior to joining the Company, he served as Staff Attorney with the PSC and as Assistant Attorney General in Utah.

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

     Sally L. Galati was named Vice President, Distribution on March 13, 1997. She first joined the Company in 1984 as a Distribution and Transmission Engineer and was promoted to Supervisor, Major Projects in 1992, Acting Manager, Builder Services in 1993, Director, Distribution System Services in 1994 and Division Director, Distribution Operations & Construction in 1995.

                                  PART  II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED SECURITY HOLDER MATTERS

     Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1996 and 1995 are hereby incorporated by reference from page 34 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is filed herewith as Exhibit 13.

                      ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is hereby incorporated by reference from page 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is filed herewith as Exhibit 13.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by Item 7 is hereby incorporated by reference from pages 16 to 19 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which are filed herewith as Exhibit 13.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements for the years ended December 31, 1996, 1995 and 1994 together with the auditors' report thereon required by
Item 8 are incorporated by reference from the following pages of the Company's Annual Report to

Shareholders for the year ended December 31, 1996, which are filed herewith as Exhibit 13.
                                                             Annual
                                                             Report
                                                              Page
                                                             ------
     Statements of Income for the Years Ended
      December 31, 1996, 1995 and 1994......................   20
     Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994......................   21
     Balance Sheets - December 31, 1996 and 1995............  22-23
     Schedules of Capitalization -
      December 31, 1996 and 1995............................   24
     Schedules of Long-Term Debt -
      December 31, 1996 and 1995............................   25
     Statements of Retained Earnings for the Years
      Ended December 31, 1996, 1995 and 1994................   26
     Notes to Financial Statements..........................  27-34
     Independent Auditors' Report...........................   35
     Report of Management...................................   35

     See Note 11 of Notes to Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent financial statements, December 31, 1996, reporting a change of accountants.

                                  PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 with respect to the Company's executive officers is set forth in Part I, Item 4., under the preceding heading "Supplemental Item. Executive Officers of Registrant." The other information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1997 and heretofore filed with the Securities and Exchange Commission (SEC.) (See the heading therein "Election of Directors.")

                      ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1997 and heretofore filed with the SEC. (See the heading therein "Executive Compensation.")

                   ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 13, 1997 and heretofore filed with the SEC. (See the heading therein "Security Ownership of Management.")

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Management of the Company has no knowledge of any transaction, relationship or indebtedness which is required to be disclosed by Item 13.

                                  PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

     The Company's financial statements for the years ended December 31, 1996, 1995 and 1994 together with the auditors' report appearing on pages 20 to 35 of Nevada Power Company's 1996 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

FINANCIAL STATEMENT SCHEDULE FOR THE
Years Ended December 31, 1996, 1995 and 1994                        Page
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

EXHIBITS
 Filed                          Description
--------                        -----------

    10.82      Financing Agreement between Coconino County, Arizona
               Pollution Control Corporation and Nevada Power Company
               dated October 1, 1996
    13         Pages 16 to 36 of Nevada Power Company's Annual Report to
               Shareholders for the Year Ended December 31, 1996
               (incorporated by reference in Parts II and IV hereof)
    23         Independent Auditors' Consent and Report on Schedule
    27         Financial Data Schedule - December 31, 1996

     In  addition   to  those  Exhibits  shown  above,  the  Company  hereby
incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 ----------------      --------
  3.1   Restated Articles of Incorporation   3.8 to Form 10-K        1-4698
         filed June 10, 1988                                      Year 1988
  3.2   Amendment to Restated Articles of    4.7 to Form S-8       33-32372
         Incorporation filed May 23, 1989
  3.3   Amendment to Restated Articles of    4.8 to Form S-3       33-55698
         Incorporation filed June 8, 1992
  3.4   Restated Bylaws, as amended          3.4 to Form 10-K        1-4698
         March 9, 1995                                            Year 1995
  4.1   Certificate of Designation of Cumulative
         Preferred Stock as follows:
            5.40% Series                     2.1 to Form S-1        2-16968
            5.20% Series                     2.1 to Form S-1        2-20618
            4.70% Series                     3.2 to Form 8-K         1-4698
                                                                  July 1965
            8% Series                        2.1 to Form S-7        2-44513
            8.70% Series                     2.1 to Form S-7        2-49622
           11.50% Series                     2.1 to Form S-7        2-52238
            9.75% Series                     2.1 to Form S-7        2-56788
            Auction Series A                 4.6 to Form S-3       33-15554
            Auction Series A as amended
             November 14, 1991               4.9 to Form S-3       33-44460
            Auction Series A as amended
             December 12, 1991               4.1 to Form 10-K        1-4698
                                                                  Year 1992
            9.90% Series                     4.1 to Form 10-K        1-4698
                                                                  Year 1992
  4.2   Indenture of Mortgage and Deed of    4.2 to Form S-1        2-10932
         Trust Providing for First Mortgage
         Bonds, dated October 1, 1953 and
         Twenty-Six Supplemental Indentures
         as follows:
         First Supplemental Indenture,       4.2 to Form S-1        2-11440
          dated August 1, 1954
         Second Supplemental Indenture,      4.9 to Form S-1        2-12566
          dated September 1, 1956
         Third Supplemental Indenture,       4.13 to Form S-1       2-14949
          dated May 1, 1959
         Fourth Supplemental Indenture,      4.5 to Form S-1        2-16968
          dated October 1, 1960
         Fifth Supplemental Indenture,       4.6 to Form S-16       2-74929
          dated December 1, 1961
         Sixth Supplemental Indenture,       4.6A to Form S-1       2-21689
          dated October 1, 1963
         Seventh Supplemental Indenture,     4.6B to Form S-1       2-22560
          dated August 1, 1964
         Eighth Supplemental Indenture,      4.6C to Form S-9       2-28348
          dated April 1, 1968
         Ninth Supplemental Indenture,       4.6D to Form S-1       2-34588
          dated October 1, 1969
         Tenth Supplemental Indenture,       4.6E to Form S-7       2-38314
          dated October 1, 1970
         Eleventh Supplemental Indenture,    2.12 to Form S-7       2-45728
          dated November 1, 1972

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

         Twelfth Supplemental Indenture,     2.13 to Form S-7       2-52350
          dated December 1, 1974
         Thirteenth Supplemental             4.14 to Form S-16      2-74929
          Indenture, dated October 1,
          1976
         Fourteenth Supplemental             4.15 to Form S-16      2-74929
          Indenture, dated May 1, 1977
         Fifteenth Supplemental              4.16 to Form S-16      2-74929
          Indenture dated September 1,
          1978
         Sixteenth Supplemental Indenture,   4.17 to Form S-16      2-74929
          dated December 1, 1981
         Seventeenth Supplemental            4.2 to Form 10-K        1-4698
          Indenture, dated August 1, 1982                         Year 1982
         Eighteenth Supplemental Indenture,  4.6 to Form S-3        33-9537
          dated November 1, 1986
         Nineteenth Supplemental Indenture,  4.2 to Form 10-K        1-4698
          dated October 1, 1989                                   Year 1989
         Twentieth Supplemental Indenture,   4.21 to Form S-3      33-53034
          dated May 1, 1992
         Twenty-First Supplemental           4.22 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Second Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Third Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fourth Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fifth Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated January 1, 1993
         Twenty-Sixth Supplemental           4.2  to Form 10-K       1-4698
          Indenture, dated May 1, 1995                            Year 1995
  4.3   Instrument of Further Assurance      4.8 to Form S-1        2-12566
         dated April 1, 1956 to Indenture
         of Mortgage and Deed of Trust
         dated October 1, 1953
  4.4   Rights Agreement dated October 15,   4.1 to Form 8-A         1-4698
         1990 between Manufacturers Hanover                       Year 1990
         Trust Company and Nevada Power
         Company
 10.1 Contract for Sale of Electrical 13.9A to Form S-1 2-10932 Energy between State of Nevada and the Company, dated October
         10, 1941
 10.2   Amendment dated June 30, 1953 to     13.9A to Form S-1      2-10932
         Exhibit 10.1
 10.3 Contract for Sale of Electrical 13.10 to Form S-1 2-10932 Energy between State of Nevada and the Company, dated June 1,
         1951
 10.4 Agreement dated November 10, 1948 13.18 to Form S-1 2-12697 between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

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
         8-1/2% Promissory Notes due 1998

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

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
         and Nevada Power Company

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

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
         Company dated June 1, 1990

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

 10.62  Restated Power Sales Agreement       10.63 to Form 10-K      1-4698
         dated March 25, 1991 between                             Year 1991
         Pacificorp and Nevada Power
         Company
 10.63  Amendment dated July 17, 1990 to     10.64 to Form 10-K      1-4698
         Exhibit 10.54                                            Year 1991
 10.64  Financing Agreement between Clark    10.65 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992A)
 10.65  Financing Agreement between Clark    10.66 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992B)
 10.66  Financing Agreement between Clark    10.67 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated October 1, 1992
 10.67  Power Sales Agreement dated          10.68 to Form 10-K      1-4698
         October 19, 1992 between the                             Year 1992
         Department of Water and Power
         of the City of Los Angeles
         and Nevada Power Company
 10.68  Long-Term Incentive Plan dated       10.69 to Form 10-K      1-4698
         as of January 1, 1993                                    Year 1993
 10.69  Contract for Long-Term Power         10.70 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1993
         Facilities dated May 27, 1992
         between Las Vegas Co-generation,
         Inc. and Nevada Power Company
         Replaces Exhibit 10.49
 10.70  Settlement Agreement and Promissory  10.71 to Form 10-K      1-4698
         Note between Mountain Coal Company                       Year 1993
         and Atlantic Richfield Company and
         Nevada Power Company dated
         March 9, 1994
 10.71 401(k) Savings Plan, as amended 99.1 to Form S-8 33-50809 and restated January 1, 1990
 10.72  Amendment dated January 1, 1991      99.2 to Form S-8      33-50809
         to Exhibit 10.71
 10.73  Letter of Credit and Reimbursement   10.72 to Form 10-K      1-4698
         Agreement dated as of April 12,                          Year 1994
         1994 between Nevada Power Company
         and Societe Generale, Los Angeles
         Branch and Amendment No. 1 thereto
         dated as of May 3, 1994
 10.74  Loan Agreement dated as of November  10.73 to Form 10-K      1-4698
         21, 1994 between Nevada Power                            Year 1994
         Company, certain banks, and First
         Interstate Bank of Nevada, N.A. as
         the Administrative Agent
 10.75  Financing Agreement between Clark    10.75 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995A)

EXHIBIT                                      ORIGINALLY FILED
  No.            Description                     as Exhibit        File No.
-------          -----------                 -----------------     --------

 10.76  Financing Agreement between Clark    10.76 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995B)
 10.77  Financing Agreement between Clark    10.77 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995C)
 10.78  Financing Agreement between Clark    10.78 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995D)
 10.79  Financing Agreement between          10.79 to Form 10-K      1-4698
         Coconino County, Arizona Pollution                       Year 1995
         Control Corporation and Nevada Power
         Company dated October 1, 1995
        (Series 1995E)
 10.80  Letter of Credit and Reimbursement   10.80 to Form 10-K      1-4698
         Agreement dated as of October 1,                         Year 1995
         1995 among Nevada Power Company,
         The Banks Named Herein, and Societe
         Generale, Los Angeles Branch
 10.81  Letter of Credit and Reimbursement   10.81 to Form 10-K      1-4698
         Agreement dated as of October 1,                         Year 1995
         1995 among Nevada Power Company,
         The Banks Named Herein, and Barclays
         Bank PLC, New York Branch

REPORTS ON FORM 8-K

     The Company filed no current report on Form 8-K during the quarter ended December 31, 1996.

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

     We consent to the incorporation by reference in Registration Statements No. 33-62691 and No. 333-21091 on Form S-3 and in Registration Statement No. 33-61365 on Form S-8 of Nevada Power Company of our report dated February 14, 1997 incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1996.

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



DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP


Las Vegas, Nevada
March 17, 1997

                            NEVADA POWER COMPANY
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (IN THOUSANDS OF DOLLARS)

                                                             RESERVE FOR
                                                                DOUBTFUL
                                                                ACCOUNTS
                                                               ---------

     BALANCE AT DECEMBER 31, 1993.............................   $ 1,125
      Provision charged to income.............................     4,302
      Amounts written off, less recoveries....................    (4,032)
                                                                 -------

     BALANCE AT DECEMBER 31, 1994.............................   $ 1,395
      Provision charged to income.............................     3,590
      Amounts written off, less recoveries....................    (3,658)
                                                                 -------

     BALANCE AT DECEMBER 31, 1995.............................   $ 1,327
      Provision charged to income.............................     3,829
      Amounts written off, less recoveries....................    (2,264)
                                                                 -------

     BALANCE AT DECEMBER 31, 1996.............................   $ 2,892
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

                                         NEVADA POWER COMPANY
                                 -------------------------------------
                                          (Registrant)

     March 18, 1997           By           CHARLES A. LENZIE
                                 -------------------------------------
                                           Charles A. Lenzie
                                  Chairman of the Board,  President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 18, 1997           By           CHARLES A. LENZIE
                                 -------------------------------------
                                     Charles A. Lenzie, Chairman of
                                 the Board, President and Chief Executive
                                          Officer and Director
                                      (Principal Executive Officer)

     March 18, 1997           By           STEVEN W. RIGAZIO
                                 -------------------------------------
                                  Steven W. Rigazio, Vice President,
                                   Finance and Planning, Treasurer,
                                        Chief Financial Officer
                                      (Principal Financial and
                                     Principal Accounting Officer)


     March 18, 1997           By          MARY KAYE CASHMAN
                                 -------------------------------------
                                    Mary Kaye Cashman, Director

     March 18, 1997           By           MARY LEE COLEMAN
                                 -------------------------------------
                                    Mary Lee Coleman, Director

     March 18, 1997           By           FRED D. GIBSON JR.
                                 -------------------------------------
                                    Fred D. Gibson Jr., Director

     March 18, 1997           By            JOHN L. GOOLSBY
                                 -------------------------------------
                                      John L. Goolsby, Director

     March 18, 1997           By           JERRY E. HERBST
                                 -------------------------------------
                                      Jerry E. Herbst, Director

     March 18, 1997           By            JOHN F. O'REILLY
                                 -------------------------------------
                                     John F. O'Reilly, Director

     March 18, 1997           By             CONRAD L. RYAN
                                 -------------------------------------
                                       Conrad L. Ryan, Director

     March 18, 1997           By             FRANK E. SCOTT
                                 -------------------------------------
                                      Frank E. Scott, Director

                              By
                                 -------------------------------------
                                      Arthur M. Smith, Director

     March 18, 1997           By           JELINDO A. TIBERTI
                                 -------------------------------------
                                     Jelindo A. Tiberti, Director