Form 10-Q
period 1997-03-31
NEVADA POWER CO
filed 1997-05-09
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1997                     Commission File No. 1-4698
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

            Common Stock outstanding May 1, 1997, 49,568,102 shares.
                                                  ----------
                                    1

                         PART I.  FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                                                 FOR THE
                                                               THREE MONTHS
                                                              ENDED  MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
ELECTRIC REVENUES ........................................  $155,355  $147,128
OPERATING EXPENSES AND TAXES:
     Fuel ................................................    21,126    18,699
     Purchased and interchanged power ....................    53,270    51,097
     Deferred energy cost
      adjustments, net ...................................    (1,647)    3,990
                                                            --------  --------
      Net energy costs ...................................    72,749    73,786
     Other production operations .........................     3,745     3,864
     Other operations ....................................    24,062    23,577
     Maintenance and repairs .............................     9,983     9,811
     Provision for depreciation ..........................    16,175    14,979
     General taxes .......................................     5,057     4,837
     Federal income taxes ................................     4,143     1,596
                                                            --------  --------
                                                             135,914   132,450
                                                            --------  --------
OPERATING INCOME .........................................    19,441    14,678
                                                            --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ................................     2,052     1,517
     Miscellaneous, net ..................................      (970)     (769)
                                                            --------  --------
                                                               1,082       748
                                                            --------  --------
INCOME BEFORE INTEREST DEDUCTIONS ........................    20,523    15,426
                                                            --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ..........................    12,308    11,641
     Other interest ......................................       437       407
     Allowance for borrowed funds used
      during construction ................................      (792)     (140)
                                                            --------  --------
                                                              11,953    11,908
                                                            --------  --------
NET INCOME ...............................................     8,570     3,518
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ...................................................       987       989
                                                            --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ......................  $  7,583  $  2,529
                                                            ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING .............................................    49,059    47,298
                                                            ========  ========
EARNINGS PER AVERAGE COMMON SHARE ........................  $    .15  $    .05
                                                            ========  ========
DIVIDENDS PER COMMON SHARE ...............................  $    .40  $    .40
                                                            ========  ========
See Notes to Financial Statements.
                                    2

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)
                                                       March 31,  December 31,
                                                         1997        1996
                                                       ---------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,202,399   $2,194,947
  Less accumulated depreciation .....................     607,380      592,571
                                                       ----------   ----------
    Net plant in service ............................   1,595,019    1,602,376
  Construction work in progress .....................     166,973      140,420
  Other plant, net ..................................      74,759       76,134
                                                       ----------   ----------
                                                        1,836,751    1,818,930
                                                       ----------   ----------
INVESTMENTS .........................................      11,082       10,734
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............       2,583        2,544
  Customer receivables ..............................      53,847       66,682
  Other receivables .................................       7,885        6,472
  Receivable for proceeds from sale of Company-
   obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I ........................................     118,872            -
  Fuel stock and materials and supplies .............      44,312       36,605
  Deferred taxes on deferred energy liability........       9,741       10,139
  Prepayments .......................................      10,881        8,203
                                                       ----------   ----------
                                                          248,121      130,645
                                                       ----------   ----------
DEFERRED CHARGES ....................................     207,836      202,515
                                                       ----------   ----------
                                                       $2,303,790   $2,162,824
                                                       ==========   ==========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 49,233,385 and 48,785,846
     shares issued and outstanding, respectively ....  $   52,438   $   51,990
    Premium and unamortized expense on capital stock      639,231      630,804
    Retained earnings ...............................     105,404      117,360
                                                       ----------   ----------
                                                          797,073      800,154
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,583       41,663
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872            -
                                                       ----------   ----------
  Long-term debt ....................................     838,879      840,964
                                                       ----------   ----------
                                                        1,758,407    1,682,781
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes payable .....................................      25,500            -
  Current maturities and sinking fund requirements ..      43,538        5,714
  Accounts payable ..................................      54,456       58,289
  Accrued taxes .....................................      10,038        6,372
  Accrued interest ..................................       9,922        6,039
  Deferred energy liability .........................      27,830       28,725
  Customers' service deposits and other .............      32,746       36,151
                                                       ----------   ----------
                                                          204,030      141,290
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      30,639       31,004
  Deferred taxes on income ..........................     236,873      234,209
  Customers' advances for construction and other ....      73,841       73,540
                                                       ----------   ----------
                                                          341,353      338,753
                                                       ----------   ----------
                                                       $2,303,790   $2,162,824
                                                       ==========   ==========
See Notes to Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $  8,570    $  3,518
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     17,828      17,498
   Deferred income taxes and investment tax credits ...        904       3,755
   Allowance for other funds used during construction .     (2,051)     (1,517)
  Changes in-
   Receivables ........................................     11,422      11,818
   Fuel stock and materials and supplies ..............       (821)     (3,971)
   Accounts payable and other current liabilities .....    (11,321)     (7,093)
   Deferred energy costs ..............................       (664)      4,560
   Accrued taxes and interest .........................      7,549      (8,118)
  Other assets and liabilities ........................     (3,409)     (6,263)
                                                          --------    --------
    Net cash provided by operating activities .........     28,007      14,187
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......    (41,087)    (49,626)
  Investment in subsidiaries and other ................        242         465
                                                          --------    --------
    Net cash used in investing activities .............    (40,845)    (49,161)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................      8,873       9,406
  Deposit of funds held in trust ......................       (484)       (808)
  Retirement of long-term debt ........................     (1,258)     (1,309)
  Retirement of preferred stock .......................        (80)        (80)
  Change in short-term borrowing ......................     25,500      20,000
  Cash dividends ......................................    (20,407)    (19,821)
  Other financing activities ..........................        733       3,799
                                                          --------    --------
    Net cash provided by financing activities .........     12,877      11,187
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...........         39     (23,787)
  Beginning of period .................................      2,544      25,507
                                                          --------    --------
  End of period .......................................   $  2,583    $  1,720
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 10,857    $ 11,203
                                                          ========    ========
  Income taxes ........................................   $      -    $ 11,092
                                                          ========    ========

See Notes to Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management are necessary for a fair presentation and are of a normally recurring nature. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report. Certain prior period amounts have been reclassified, with no effect on income or common shareholders' equity, to conform with the current period presentation.

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiary, NVP Capital I. All significant intercompany transactions and balances have been eliminated in consolidation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards board recently issued Statement of Financial Accounting Standards No. 128 (FASB 128), Earnings Per Share, which is effective for fiscal years beginning after December 15, 1997. FASB 128 establishes standards for computing and presenting earnings per share to make them comparable to international earnings per share standards and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. After adoption, there will be no material effect on the Company's earnings per share.

(1)  FEDERAL INCOME TAXES:

     For interim financial reporting purposes, the Company reflects in the computation of the federal income tax provision liberalized depreciation based upon the expected annual percentage relationship of book and tax depreciation and reflects the allowance for funds used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions which created this difference.

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                                (In Thousands)
Federal income tax at statutory rate ........................  $ 4,651  $ 1,931
Investment tax credit amortization ..........................     (365)    (365)
Other .......................................................      433      433
                                                               -------  -------

Recorded federal income taxes ...............................  $ 4,719  $ 1,999
                                                               =======  =======
Federal income taxes included in-
  Operating expenses ........................................  $ 4,143  $ 1,596
  Other income, net .........................................      576      403
                                                               -------  -------

Recorded federal income taxes ...............................  $ 4,719  $ 1,999
                                                               =======  =======

(2)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the PSC issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PSC order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PSC.

     On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada challenging the PSC's findings which resulted in disallowances.

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

     Related to visibility, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station may have on visibility in the Grand Canyon area. Results of this study are expected in 1997. The cost of any improvements that may be required cannot be determined at this time.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $53.1 million for installation of the scrubbers. The first of three scrubber units is expected to be on line in November 1997. At that point, the project will be approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent $30.4 million through 1996 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

 (3)  PREFERRED SECURITIES:

     On April 1, 1997, the Company redeemed all 1.9 million shares of its $20 par value, 9.9 percent redeemable cumulative preferred stock at $21 per share for a total of $39.9 million. The 9.9 percent redeemable cumulative preferred stock was reclassified as a current maturity on the Consolidated Balance Sheets at March 31, 1997.

     On March 26, 1997, NVP Capital I (Trust), a wholly-owned subsidiary of the Company, sold 4,754,860 8.20% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) at $25 per security. The proceeds of $118.9 million were received at closing on April 2, 1997. The Company owns all the Series A common securities, 147,058 shares totaling $3.7 million issued by the Trust. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from the Company its 8.20% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendible to March 31, 2046 under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. The Company's obligations under the guarantee agreement entered into in connection with the QUIPS when taken together with the Company's obligation to make interest and other payments on the QUIDS issued to the Trust, and the Company's obligations under the Indenture pursuant to which the QUIDS are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with the

Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds to the Company will be used for general corporate utility purposes which may include capital expenditures, repayment of debt, working capital and repurchases of outstanding preferred shares. A portion of the proceeds were used to repay short-term debt incurred for general corporate utility purposes and short-term debt incurred to redeem the Company's $38 million, 9.9 percent Redeemable Cumulative Preferred Stock on April 1, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows increased during the first three months of 1997, as compared to 1996, primarily due to more cash being provided by operating activities and less cash being used in investing activities. Customer growth, the sale of sulfur dioxide emissions allowances, warmer weather and timing differences in federal income tax payments contributed to the increase in cash being provided by operating activities. The decrease in net cash used in investing activities is due primarily to lower construction expenditures.

     The Company's customer growth rate during 1996 and 1995 was 7.2 and 6.0 percent, respectively. The increase in customers for the first three months of 1997 was at an annualized rate of 5.5 percent. At March 31, 1997, the Company provided electric service to 493,814 customers.

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

     To meet capital expenditure requirements through 1998, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,659,764 and 420,863 shares, respectively, of its common stock in 1996 and the first three months of 1997.

     On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At March 31, 1997, $53.2 million remained on deposit with the trustee.

     On March 26, 1997, the Company sold 4,754,860 8.20% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) at $25 per security. The proceeds of $118.9 million were received at closing on April 2, 1997. The QUIPS were issued through NVP Capital I, a statutory business trust of the Company. The proceeds will be used for general corporate utility purposes which may include capital expenditures, repayment of debt, working capital and repurchases of outstanding preferred shares. A portion of the proceeds were used to repay short-term debt incurred for general corporate utility purposes and short-term debt incurred to redeem the Company's 9.9 percent Redeemable Cumulative Preferred Stock on April 1, 1997. (See Note 3 to Consolidated Financial Statements included in this quarterly report.)

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

     In July 1996, Valley Electric, the Company, the PSC Regulatory Operations Staff and Lincoln County Power District No. 1 (Lincoln Power)(a governmental electric supplier that holds itself out as providing electric service in Lincoln County, Nevada, where a portion of the Test Site is located), entered into a Stipulation, Settlement Agreement and Release (Settlement Agreement.) The term of the Settlement Agreement is three years, commencing with the date an order is issued by the PSC. Under the Settlement Agreement, the Test Site's electrical usage will be split among Valley Electric (40 percent), the Company (40 percent) and Lincoln Power (20 percent), and each of the three electric suppliers unconditionally released and forever discharged each other from any and all claims for damages based directly or indirectly on the geographic scope of the service provided to the Test Site before and during the term of the Settlement Agreement. On May 1, 1997 the PSC approved the Settlement Agreement. The Company believes there will not be a material impact on its operations, or upon its competitive position generally.

                OPERATING RESULTS OF FIRST THREE MONTHS OF 1997
                     COMPARED TO FIRST THREE MONTHS OF 1996

     Earnings per average common share were fifteen cents for the first three months of 1997, compared to five cents for the same period in 1996. The increase in earnings was due primarily to increased revenues and operating and maintenance expenses remaining flat. Revenues increased due primarily to customer growth, the sale of sulfur dioxide emission allowances (three cents per average common share) and warmer weather partially offset by an energy rate decrease effective February 1, 1997. In addition, effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism. The average number of customers increased 6.9 percent and kilowatthour sales, excluding sales for resale, were up 7.2 percent, as compared to the first three months of 1996.

     Fuel expense increased $2.4 million due to increased generation. Purchased power increased $2.2 million due to increased power purchases. Depreciation expense increased $1.2 million because of a growing asset base.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: May 9, 1997                                  Steven W. Rigazio
      -----------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer