Form 10-Q
period 1997-06-30
NEVADA POWER CO
filed 1997-08-05
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1997                       Commission File No. 1-4698
                  -------------                                           ------


                                     Nevada Power Company
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)




           Nevada                                                  88-0045330
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                               89102
------------------------------------------                            ----------
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

           Common Stock outstanding July 31, 1997, 49,745,040 shares.
                                                   ----------

                         PART I.  FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                             FOR THE             FOR THE
                                           THREE MONTHS         SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                          --------------      --------------
                                          1997      1996      1997      1996
                                        --------  --------  --------  --------
ELECTRIC REVENUES ..................... $199,970  $199,468  $355,324  $346,596
OPERATING EXPENSES AND TAXES:
     Fuel .............................   34,435    25,439    55,561    44,138
     Purchased and interchanged power .   75,251    65,727   128,521   116,824
     Deferred energy cost
      adjustments, net ................  (19,953)    2,401   (21,601)    6,391
                                        --------  --------  --------  --------
      Net energy costs ................   89,733    93,567   162,481   167,353
     Other production operations ......    5,241     3,735     8,986     7,599
     Other operations .................   24,189    24,333    48,251    47,910
     Maintenance and repairs ..........   17,620    13,005    27,603    22,816
     Provision for depreciation .......   16,011    15,254    32,186    30,233
     General taxes ....................    5,401     5,092    10,458     9,929
     Federal income taxes .............    9,478    11,243    13,621    12,839
                                        --------  --------  --------  --------
                                         167,673   166,229   303,586   298,679
                                        --------  --------  --------  --------
OPERATING INCOME ......................   32,297    33,239    51,738    47,917
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .............    2,102     1,934     4,154     3,451
     Miscellaneous, net ...............     (726)   (1,439)   (1,696)   (2,208)
                                        --------  --------  --------  --------
                                           1,376       495     2,458     1,243
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .....   33,673    33,734    54,196    49,160
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .......   12,655    12,037    24,964    23,678
     Other interest ...................      311     1,050       747     1,457
     Allowance for borrowed funds used
      during construction .............     (546)     (535)   (1,339)     (675)
                                        --------  --------  --------  --------
                                          12,420    12,552    24,372    24,460
                                        --------  --------  --------  --------
INCOME BEFORE DISTRIBUTION REQUIREMENTS
 ON PREFERRED SECURITIES ..............   21,253    21,182    29,824    24,700
                                        --------  --------  --------  --------
     Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust .............    2,383         -     2,383         -
                                        --------  --------  --------  --------
NET INCOME ............................   18,870    21,182    27,441    24,700
                                        --------  --------  --------  --------
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ................................       47       990     1,034     1,979
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ... $ 18,823  $ 20,192  $ 26,407  $ 22,721
                                        ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ..........................   49,526    47,760    49,294    47,529
                                        ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE ..... $   0.38  $   0.42  $   0.54  $   0.48
                                        ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE ............ $   0.40  $   0.40  $   0.80  $   0.80
                                        ========  ========  ========  ========

See Notes to Consolidated Financial Statements.
                                     2

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)
                                                        June 30,  December 31,
                                                         1997        1996
                                                       ---------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,249,997   $2,194,947
  Less accumulated depreciation .....................     619,203      592,571
                                                       ----------   ----------
    Net plant in service ............................   1,630,794    1,602,376
  Construction work in progress .....................     172,423      140,420
  Other plant, net ..................................      74,418       76,134
                                                       ----------   ----------
                                                        1,877,635    1,818,930
                                                       ----------   ----------
INVESTMENTS .........................................      12,514       10,734
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............         663        2,544
  Customer receivables ..............................      97,359       66,682
  Other receivables .................................       5,210        6,472
  Fuel stock and materials and supplies .............      44,357       36,605
  Deferred taxes on deferred energy liability........       2,606       10,139
  Prepayments .......................................       6,283        8,203
                                                       ----------   ----------
                                                          156,478      130,645
                                                       ----------   ----------
DEFERRED CHARGES ....................................     204,640      202,515
                                                       ----------   ----------
                                                       $2,251,267   $2,162,824
                                                       ==========   ==========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 49,681,478 and 48,785,846
     shares issued and outstanding, respectively ....  $   52,886   $   51,990
    Premium and unamortized expense on capital stock      649,160      630,804
    Retained earnings ...............................     101,266      117,360
                                                       ----------   ----------
                                                          803,312      800,154
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,584       41,663
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872            -
                                                       ----------   ----------
  Long-term debt ....................................     823,492      840,964
                                                       ----------   ----------
                                                        1,749,260    1,682,781
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes payable .....................................      18,000            -
  Current maturities and sinking fund requirements ..      20,359        5,714
  Accounts payable ..................................      65,118       58,289
  Accrued taxes .....................................       7,688        6,372
  Accrued interest ..................................       6,041        6,039
  Deferred energy liability .........................       7,446       28,725
  Customers' service deposits and other .............      33,439       36,151
                                                       ----------   ----------
                                                          158,091      141,290
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      30,273       31,004
  Deferred taxes on income ..........................     239,107      234,209
  Customers' advances for construction and other ....      74,536       73,540
                                                       ----------   ----------
                                                          343,916      338,753
                                                       ----------   ----------
                                                       $2,251,267   $2,162,824
                                                       ==========   ==========
See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 27,441    $ 24,700
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     36,213      33,962
   Deferred income taxes and investment tax credits ...      8,135       3,354
   Allowance for other funds used during construction .     (4,154)     (3,451)
  Changes in-
   Receivables ........................................    (29,838)    (30,696)
   Fuel stock and materials and supplies ..............     (1,119)     (2,250)
   Accounts payable and other current liabilities .....      4,574      13,739
   Deferred energy costs ..............................    (20,224)      7,479
   Accrued taxes and interest .........................      1,318      (7,440)
  Other assets and liabilities ........................      1,701       2,493
                                                          --------    --------
    Net cash provided by operating activities .........     24,047      41,890
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......    (97,320)   (102,136)
  Investment in subsidiaries and other ................       (403)        822
                                                          --------    --------
    Net cash used in investing activities .............    (97,723)   (101,314)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     17,908      19,441
  Issuance of company-obligated mandatorily
    redeemable preferred securities ...................    118,872           -
  Deposit of funds held in trust ......................     (1,063)     (1,517)
  Retirement of long-term debt ........................     (2,546)     (2,620)
  Retirement of preferred stock .......................    (38,080)        (80)
  Change in short-term borrowing ......................     18,000      55,000
  Cash dividends ......................................    (41,257)    (39,817)
  Other financing activities ..........................        (39)      5,116
                                                          --------    --------
    Net cash provided by financing activities .........     71,795      35,523
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net decrease during the period ......................     (1,881)    (23,901)
  Beginning of period .................................      2,544      25,507
                                                          --------    --------
  End of period .......................................   $    663    $  1,606
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 31,328    $ 29,381
                                                          ========    ========
  Income taxes ........................................   $  3,010    $ 16,120
                                                          ========    ========

See Notes to Consolidated Financial Statements.

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

(1)  CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiary, NVP Capital I. All significant intercompany transactions and balances have been eliminated in consolidation.

(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (FASB 128), Earnings Per Share, which is effective for fiscal years beginning after December 15, 1997. FASB 128 establishes standards for computing and presenting earnings per share to make them comparable to international earnings per share standards and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. After adoption, the Company expects there will be no material effect on the presentation or computation of its earnings per share.

     The Financial  Accounting Standards  Board  recently  issued  Statement  of
Financial Accounting Standards No. 130 (FASB 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet determined the effect adoption of FASB 130 will have on disclosures in its consolidated financial statements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (FASB 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of FASB 131 will have on disclosures in its consolidated financial statements.

(3)  FEDERAL INCOME TAXES:

     For interim financial reporting purposes, the Company reflects in the computation of the federal income tax provision liberalized depreciation based upon the expected annual percentage relationship of book and tax depreciation and reflects the allowance for funds used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying consolidated statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions which created this difference.

                                            THREE MONTHS        SIXMONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                          -----------------   ----------------
                                            1997     1996      1997     1996
                                          -----------------   -------  -------
                                                     (In Thousands)
Federal income tax at statutory rate ...  $10,197   $11,442   $14,848  $13,373
Investment tax credit amortization .....     (365)     (365)     (730)    (730)
Other ..................................      433       433       866      866
                                          -------   -------   -------  -------

Recorded federal income taxes ..........  $10,265   $11,510   $14,984  $13,509
                                          =======   =======   =======  =======

Federal income taxes included in-
  Operating expenses ...................  $ 9,478   $11,243   $13,621  $12,839
  Other income, net ....................      787       267     1,363      670
                                          -------   -------   -------  -------

Recorded federal income taxes ..........  $10,265   $11,510   $14,984  $13,509
                                          =======   =======   =======  =======



(4)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the Public Service Commission of Nevada (PSC) issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PSC order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PSC.

     On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada challenging the PSC's findings which resulted in disallowances.

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million total, $3 million has been spent to date.

     Related to visibility, the United States Congress authorized the Environmental Protection Agency (EPA) to study the potential impact the Mohave Generating Station may have on visibility in the Grand Canyon area. Results of this study are expected in 1997 or 1998. The cost of any improvements that may be required cannot be determined at this time.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $53.1 million for installation of the scrubbers. The first of three scrubber units is expected to be on line in November 1997. At that point, the project will be approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent $37.5 million through June 1997 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

(5)  PREFERRED SECURITIES:

     On April 1, 1997, the Company redeemed all 1.9 million shares of its $20 par value, 9.9 percent redeemable cumulative preferred stock at $21 per share for a total of $39.9 million.

     On March 26, 1997, NVP Capital I (Trust), a wholly-owned subsidiary of the Company, sold 4,754,860 8.20% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) at $25 per security. The proceeds of $118.9 million were received at closing on April 2, 1997. The Company owns all the Series A common securities, 147,058 shares totaling $3.7 million issued by the Trust. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from the Company its 8.20% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendible to March 31, 2046 under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. The Company's obligations under the guarantee agreement entered into in connection with the QUIPS when taken together with the Company's obligation to make interest and other payments on the QUIDS issued to the Trust, and the Company's obligations under the Indenture pursuant to which the QUIDS are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with the Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds to the Company was used for general corporate utility purposes and the repayment of short-term debt incurred to redeem the Company's $38 million, 9.9 percent Redeemable Cumulative Preferred Stock on April 1, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
INDUSTRY RESTRUCTURING

       On July 16, 1997 the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366). The following summarizes the key points and aspects of AB 366. The PSC will be reduced from five members to three and reorganized October 1, 1997 as the Public Utilities Commission (PUC) and will authorize customers to obtain competitive and potentially competitive services from alternative sellers starting no later than December 31, 1999 unless the PUC determines that another date better serves the public interest. It is expected that the generation, aggregation (buying and reselling electricity to customers) and marketing of electricity will be deemed competitive or potentially competitive while transmission, distribution, billing and meter reading will be deemed noncompetitive and will continue to be regulated. The Company is required to submit a plan to the PUC, pursuant to a schedule yet to be established by the PUC, to unbundle rates to be charged for noncompetitive and potentially competitive services. A provider of a noncompetitive service will be prohibited from providing a potentially competitive service except through an affiliate which the PUC has determined after a hearing has an arm's length relationship with the provider of the noncompetitive service. Each provider of a noncompetitive service that is necessary to the provision of a potentially competitive service is required to make its facilities or services available to all alternative sellers on equal and nondiscriminatory terms and conditions. Alternative sellers of electricity must be licensed under rules yet to be determined by the PUC. AB 366 allows the PUC to authorize full recovery of costs which they determine to be stranded but does not guarantee full recovery of those costs. The Company believes it will remain obligated to serve customers who do not choose a new service provider. No pilot program is mandated by AB 366 before the effective date for competition but the PUC may authorize the right to buy from alternative sellers in gradual phases. The rate charged for residential service for customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller must not exceed the rate charged for that service on July 1, 1997, however, the PUC may approve an increase in residential rates in an amount necessary to ensure recovery by the Company of its just and reasonable costs. The residential rate restriction will remain in place until 2003. Two-tenths of one percent of all electric energy sold must come from a renewable resource produced in Nevada by January 1, 2001. Fifty percent of this energy must be derived from solar power. Every two years the standard increases by two-tenths of one percent until a total of one percent of all electricity consumed comes from renewable resources.

CONTINUING APPLICABILITY OF FASB 71

     The Company's rates are currently subject to approval by the PSC and are designed to recover the Company's costs of providing services to its customers. A primary difference between a rate regulated entity and an unregulated entity is the timing of recognizing certain assets and expenses for financial reporting purposes. The Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FASB 71), prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying FASB 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, (iii) rates set at levels that will recover costs, can be charged to and collected from customers. If the Company determines as a result of competitive changes in Nevada, PSC orders or otherwise that its business, or a portion of its business, fails to meet any of these three criteria of FASB 71, it may have to eliminate from its financial statements the related transactions prescribed by the regulators that would not have been recognized if it had been a non-regulated company, which could result in an impairment of or write-off of utility assets. The Company believes, however, that it continues to meet the criteria for operating as a rate regulated entity, as prescribed by FASB 71.

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows increased during the first six months of 1997, as compared to 1996, primarily due to more cash being provided by financing activities offset partially by less cash being provided by operating activities. Increased costs for natural gas and purchased power and operations and maintenance partially offset by timing differences in federal income tax payments contributed to the decrease in cash being provided by operating activities. The increase in net cash provided by financing activities is due to the issuance of the QUIPS. (See Note 5 to Consolidated Financial Statements included in this quarterly report.)

     On July 15, 1997, the Company filed a request with the PSC for authorization to increase energy rates by approximately $54 million under the state's deferred energy accounting procedures. Commercial customers' rates would increase by approximately $40 million and residential customers' rates would increase by approximately $14 million under the proposal. The Company is requesting the increase to cover higher costs for natural gas and purchased power. The proposed increase will be effective on September 1, 1997 if the expedited treatment the Company has requested is approved.

     The Company's customer growth rate during 1996 and 1995 was 7.2 and 6.0 percent, respectively. The increase in customers for the first six months of 1997 was at an annualized rate of 6.2 percent. At June 30, 1997, the Company provided electric service to 502,070 customers.

     Pursuant to Nevada law, every three years the Company is required to file with the PSC a forecast of electricity demands for the next 20 years and the Company's plans
 to  meet those  demands.   The Company  filed its 1997 Resource Plan on June 3,
1997.  Among the major items in the Company's preferred plan are the following:

   (1) the Company proposes to continue to pursue a strategy of relying on bulk power purchases to meet near-term incremental increases in load;

   (2) the Company proposes to build a 500 kV transmission project known as the Crystal Transmission Project (CTP), with an in-service date of June 1, 1999;

   (3) the Company proposes a joint 230 kV transmission project with the Colorado River Commission;

   (4) the Company proposes to build two 144 megawatt (MW) combustion turbines in 2002 and 2003 which would be converted to a 410 MW combined cycle plant in 2004.

     In the event the in-service date of the above CTP is delayed, the Company's Resource Plan includes a back-up plan which calls for the construction of three 72 MW combustion turbines in 1999 followed by the CTP in 2000. Hearings have been scheduled to begin in September 1997.

     To meet capital expenditure requirements through 1998, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     In June 1997, the Company filed an application with the PSC seeking approval to issue and sell up to $300 million of preferred stock, tax advantaged preferred stock and/or common stock through public or private offerings, the Company's SPP, the Company's 401(k) plan or any other method deemed appropriate. The application also requests approval to issue and sell $625 million of tax-exempt, taxable, tax advantaged and/or any other type of debt the Company determines to be appropriate at the time. The Company also requested the option to secure any of the debt through the issuance and pledge of first mortgage bonds. The financing request above covers three years of projected financing needs plus a contingency for unanticipated needs. The authorization would expire on December 31, 2000. Approval was also sought to issue up to $225 million of unsecured promissory notes through December 31, 2002.

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,659,764 and 841,886 shares, respectively, of its common stock in 1996 and the first six months of 1997.

     On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At June 30, 1997, $53.8 million remained on deposit with the trustee.

     On March 26, 1997, the Company sold 4,754,860 8.20% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) at $25 per security. The proceeds of $118.9 million were received at closing on April 2, 1997. The QUIPS were issued through NVP Capital I, a statutory business trust of the Company. The proceeds were used for general corporate utility purposes and to repay short-term debt incurred to redeem the Company's 9.9 percent Redeemable Cumulative Preferred Stock on April 1, 1997. (See Note 5 to Consolidated Financial Statements included in this quarterly report.)

                 OPERATING RESULTS OF FIRST SIX MONTHS OF 1997
                      COMPARED TO FIRST SIX MONTHS OF 1996

     Earnings per average common share were 54 cents for the first six months of 1997, compared to 48 cents for the same period in 1996. The increase in earnings was due primarily to increased revenues. Revenues increased due primarily to customer growth, the sale of sulfur dioxide emission allowances ($2.3 million, before tax) and warmer weather partially offset by an energy rate decrease effective February 1, 1997. In addition, effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism. The average number of customers increased 6.9 percent and kilowatthour sales, excluding sales for resale, were up 7.3 percent, as compared to the first six months of 1996.

     Fuel expense increased $11.4 million due to increased generation and higher average fuel rates. Purchased power increased $11.7 million due to increased power purchases and higher average purchased power costs. Maintenance and repairs increased $4.8 million due to increased maintenance expense at Reid Gardner Generating Station. Depreciation expense increased $2.0 million because of a growing asset base. Distribution requirements on company-obligated preferred securities of subsidiary trust increased by $2.4 million due to the issuance of QUIPS (see Note 5 to Consolidated Financial Statements included in this quarterly report.)

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                  OPERATING RESULTS OF SECOND QUARTER OF 1997
                       COMPARED TO SECOND QUARTER OF 1996

     Earnings per average common share were 38 cents for the second quarter of 1997, compared to 42 cents for the same period in 1996. The decrease in earnings was due primarily to increased operating and maintenance expenses and distributions on the QUIPS. Revenues increased due to customer growth largely offset by an energy rate decrease effective February 1, 1997. In addition, effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism. The average number of customers increased 6.9 percent and kilowatthour sales, excluding sales for resale, were up 7.4 percent, as compared to the first six months of 1996.

     Fuel expense increased by $9.0 million due to increased generation and higher average fuel rates. Purchased power increased $9.5 million due to increased power purchases and higher average purchased power costs. Maintenance and repairs increased $4.6 million due to increased maintenance expense at Reid Gardner Generating Station. Distribution requirements on company-obligated preferred securities of subsidiary trust increased by $2.4 million due to the issuance of QUIPS (see Note 5 to Consolidated financial Statements included in this quarterly report.)

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: August 5, 1997                               Steven W. Rigazio
      --------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer
                                     11