Form 10-Q/A
period 1997-06-30
NEVADA POWER CO
filed 1997-10-29
CIK 71180

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1997                      Commission File No. 1-4698
                  -------------                                          ------

                                     Nevada Power Company
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)




           Nevada                                                  88-0045330
-------------------------------                                -----------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                               89102
------------------------------------------                            ----------
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

           Common Stock outstanding July 31, 1997, 49,745,040 shares.
                                                   ----------
                                    1

                          PART II.  OTHER INFORMATION

Items 1 through 5.  None.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibits.

         Exhibits Filed                       Description
         --------------                       -----------
         27                                   Amended Financial Data Schedule

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                     STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: October 29, 1997                               Steven W. Rigazio
      ----------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer