Form 10-Q
period 1997-09-30
NEVADA POWER CO
filed 1997-10-30
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1997                  Commission File No. 1-4698
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

         Common Stock outstanding October 29, 1997, 50,100,323 shares.
                                                    ----------

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                             FOR THE             FOR THE
                                           THREE MONTHS        NINE MONTHS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                          1997      1996      1997       1996
                                        --------  --------  --------  --------
ELECTRIC REVENUES ..................... $284,994  $293,536  $640,318  $640,132
OPERATING EXPENSES AND TAXES:
     Fuel .............................   49,712    40,759   105,272    84,897
     Purchased and interchanged power .   96,821    91,627   225,342   208,451
     Deferred energy cost
      adjustments, net ................  (24,797)   (1,120)  (46,397)    5,271
                                        --------  --------  --------  --------
      Net energy costs ................  121,736   131,266   284,217   298,619
     Other production operations ......    6,168     4,848    15,154    12,447
     Other operations .................   27,079    26,807    75,330    74,717
     Maintenance and repairs ..........   13,610     9,937    41,213    32,753
     Provision for depreciation .......   16,747    15,536    48,933    45,769
     General taxes ....................    5,282     5,078    15,740    15,007
     Federal income taxes .............   27,889    30,792    41,510    43,631
                                        --------  --------  --------  --------
                                         218,511   224,264   522,097   522,943
                                        --------  --------  --------  --------
OPERATING INCOME ......................   66,483    69,272   118,221   117,189
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .............    2,116     1,849     6,270     5,300
     Miscellaneous, net ...............   (1,046)   (1,406)   (2,742)   (3,614)
                                        --------  --------  --------  --------
                                           1,070       443     3,528     1,686
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .....   67,553    69,715   121,749   118,875
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt .......   12,583    11,919    37,546    35,597
     Other interest ...................      407       796     1,155     2,253
     Allowance for borrowed funds used
      during construction .............     (621)     (435)   (1,960)   (1,110)
                                        --------  --------  --------  --------
                                          12,369    12,280    36,741    36,740
                                        --------  --------  --------  --------
INCOME BEFORE DISTRIBUTION REQUIREMENTS
 ON PREFERRED SECURITIES ..............   55,184    57,435    85,008    82,135
                                        --------  --------  --------  --------
     Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust .............    2,437         -     4,820         -
                                        --------  --------  --------  --------
NET INCOME ............................   52,747    57,435    80,188    82,135
                                        --------  --------  --------  --------
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ................................       46       989     1,080     2,968
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ... $ 52,701  $ 56,446  $ 79,108  $ 79,167
                                        ========  ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ..........................   49,902    48,209    49,499    47,757
                                        ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE ..... $   1.06  $   1.17  $   1.60  $   1.66
                                        ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE ............ $   0.40  $   0.40  $   1.20  $   1.20
                                        ========  ========  ========  ========
See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)
                                                    September 30, December 31,
                                                        1997         1996
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,301,822   $2,194,947
  Less accumulated depreciation .....................     633,400      592,571
                                                       ----------   ----------
    Net plant in service ............................   1,668,422    1,602,376
  Construction work in progress .....................     157,369      140,420
  Other plant, net ..................................      73,016       76,134
                                                       ----------   ----------
                                                        1,898,807    1,818,930
                                                       ----------   ----------
INVESTMENTS .........................................      12,937       10,734
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............         372        2,544
  Customer receivables ..............................     108,585       66,682
  Other receivables .................................      18,850        6,472
  Fuel stock and materials and supplies .............      46,904       36,605
  Deferred energy asset .............................      17,279            -
  Deferred taxes on deferred energy liability .......           -       10,139
  Prepayments .......................................       8,334        8,203
                                                       ----------   ----------
                                                          200,324      130,645
                                                       ----------   ----------
DEFERRED CHARGES ....................................     204,865      202,515
                                                       ----------   ----------
                                                       $2,316,933   $2,162,824
                                                       ==========   ==========

                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 50,027,808 and 48,785,846
     shares issued and outstanding, respectively ....  $   53,232   $   51,990
    Premium and unamortized expense on capital stock      656,127      630,804
    Retained earnings ...............................     134,077      117,360
                                                       ----------   ----------
                                                          843,436      800,154
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,464       41,663
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872            -
                                                       ----------   ----------
  Long-term debt ....................................     821,323      840,964
                                                       ----------   ----------
                                                        1,787,095    1,682,781
                                                       ----------   ----------

CURRENT LIABILITIES:
  Current maturities and sinking fund requirements ..      20,175        5,714
  Accounts payable ..................................      83,890       58,289
  Accrued taxes .....................................      28,605        6,372
  Accrued interest ..................................       9,928        6,039
  Deferred energy liability .........................           -       28,725
  Deferred taxes on deferred energy asset ...........       6,048            -
  Customers' service deposits and other .............      34,581       36,151
                                                       ----------   ----------
                                                          183,227      141,290
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      29,909       31,004
  Deferred taxes on income ..........................     240,948      234,209
  Customers' advances for construction and other ....      75,754       73,540
                                                       ----------   ----------
                                                          346,611      338,753
                                                       ----------   ----------
                                                       $2,316,933   $2,162,824
                                                       ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1997        1996
                                                          --------------------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 80,188    $ 82,135
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     56,392      52,316
   Deferred income taxes and investment tax credits ...     15,944       4,112
   Allowance for other funds used during construction .     (6,270)     (5,300)
  Changes in-
   Receivables ........................................    (54,704)    (43,550)
   Fuel stock and materials and supplies ..............     (3,978)      4,307
   Accounts payable and other current liabilities .....     24,771       3,061
   Deferred energy costs ..............................    (45,098)      6,968
   Accrued taxes and interest .........................     26,122      16,783
  Other assets and liabilities ........................     (1,163)      7,610
                                                          --------    --------
    Net cash provided by operating activities .........     92,204     128,442
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (135,076)   (135,250)
  Investment in subsidiaries and other ................       (137)        479
                                                          --------    --------
    Net cash used in investing activities .............   (135,213)   (134,771)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     25,221      27,879
  Issuance of company-obligated mandatorily
    redeemable preferred securities ...................    118,872           -
  Deposit of funds held in trust ......................     (1,592)     (2,197)
  Withdrawal of funds held in trust ...................          -       7,675
  Retirement of long-term debt ........................     (3,864)     (3,963)
  Retirement of preferred stock .......................    (38,200)       (200)
  Change in short-term borrowing ......................          -       7,000
  Cash dividends ......................................    (61,204)    (60,026)
  Other financing activities ..........................      1,604       5,518
                                                          --------    --------
    Net cash provided by (used in) financing activities     40,837     (18,314)
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net decrease during the period ......................     (2,172)    (24,643)
  Beginning of period .................................      2,544      25,507
                                                          --------    --------
  End of period .......................................   $    372    $    864
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 45,335    $ 41,144
                                                          ========    ========
  Income taxes ........................................   $  3,520    $ 26,225
                                                          ========    ========

See Notes to Condensed Consolidated Financial Statements.
                                             4

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(1)  CONSOLIDATION POLICY

     The condensed consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiary, NVP Capital I. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     The Financial  Accounting Standards  Board  recently  issued  Statement  of
Financial Accounting Standards No. 130 (FASB 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. After adoption, the Company expects there will be no material effect on the disclosures in its condensed consolidated financial statements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (FASB 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Due to recent legislation enacted in Nevada for restructuring the electric utility industry, the Company cannot predict the effect adoption of FASB 131 will have on disclosures in its condensed consolidated financial statements.

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

                                           THREE MONTHS        NINE MONTHS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                           1997     1996      1997       1996
                                         -------   -------   -------   -------
                                                     (In Thousands)
Federal income tax at statutory rate ... $28,439   $30,963   $43,287   $44,336
Investment tax credit amortization .....    (365)     (365)   (1,095)   (1,095)
Other ..................................     433       433     1,299     1,299
                                         -------   -------   -------   -------

Recorded federal income taxes .......... $28,507   $31,031   $43,491   $44,540
                                         =======   =======   =======   =======

Federal income taxes included in-
  Operating expenses ................... $27,889   $30,792   $41,510   $43,631
  Other income, net ....................     618       239     1,981       909
                                         -------   -------   -------   -------

Recorded federal income taxes .......... $28,507   $31,031   $43,491   $44,540
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

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $50.9 million for installation of the scrubbers. The first of three scrubber units is expected to be on line in November 1997. At that point, the project will be approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent $37.5 million through June 1997 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PSC for its share of the cost of the scrubbers.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
INDUSTRY RESTRUCTURING

     On July 16, 1997 the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366). The following summarizes the key points and aspects of AB 366. The PSC was reduced from five members to three and reorganized on October 1, 1997 as the Public Utilities Commission (PUC) and will authorize customers to obtain competitive and potentially competitive services from alternative sellers starting no later than December 31, 1999 unless the PUC determines that another date better serves the public interest. It is expected that the generation, aggregation (buying and reselling electricity to customers) and marketing of electricity and some other utility services will be deemed competitive or potentially competitive while transmission and distribution will be deemed noncompetitive and will continue to be regulated. The Company is required to submit a plan to the PUC to unbundle rates to be charged for noncompetitive and potentially competitive services. A provider of a noncompetitive service will be prohibited from providing a potentially competitive service except through an affiliate which the PUC has determined after a hearing has an arm's length relationship with the provider of the noncompetitive service. Each provider of a noncompetitive service that is necessary to the provision of a potentially competitive service is required to make its facilities or services available to all alternative sellers on equal and nondiscriminatory terms and conditions. Alternative sellers of electricity must be licensed under rules yet to be determined by the PUC. AB 366 allows the PUC to authorize full recovery of costs which they determine to be stranded but does not guarantee full recovery of those costs. The Company believes it will remain obligated to serve customers who do not choose a new service provider. No pilot program is mandated by AB 366 before the effective date for competition but the PUC may authorize the right to buy from alternative sellers in gradual phases. The rate charged for residential service for customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller must not exceed the rate charged for that service on July 1, 1997, however, the PUC may approve an increase in residential rates in an amount necessary to ensure recovery by the Company of its just and reasonable costs. The residential rate restriction will remain in place until 2003. Two-tenths of one percent of all electric energy sold must come from a renewable resource produced in Nevada by January 1, 2001. Fifty percent of this energy must be derived from solar power. Every two years the standard increases by two-tenths of one percent until a total of one percent of all electricity consumed comes from renewable resources.

     In August 1997, the PSC opened an investigatory docket of the issues to be considered as a result of restructuring of the electric industry. The docket sets forth the issues to be addressed as well as the steps the PUC will take to address them. Issues to be addressed include the following:

   (1) Identification of all cost components in utility service and establishment of allocation methods necessary for later pricing of noncompetitive services;

   (2)  Designation of services as potentially competitive or noncompetitive;

   (3) Determination of rate design and non-price terms and conditions for noncompetitive services;

   (4) Establishment of licensing requirements for alternative sellers of potentially competitive services;

   (5)  Past (stranded) costs;

   (6) Criteria and standards by which the PUC will apply the legislative requirements concerning affiliate relations;

   (7) Criteria and process by which the PUC will appoint providers of bundled electric service;

   (8)  Consumer protection;

   (9)  Anti-competitive behavior codes of conduct and enforcement;

  (10) Price regulation for potentially competitive services in immature markets;

  (11)  Compliance plans in accordance with regulation;

  (12) Options for complying with legislative mandates for integrated resource planning and portfolio standards;

  (13)  Innovative pricing for noncompetitive services.

   The Company received Procedural Order Number One on September 2, 1997 which directed the Company to file testimony to identify each distinct component of the electric service the Company currently provides by September 12, 1997. Hearings on this order were held October 10, 1997. The parties participating in the docket reached a consensus on proposed service components and their respective definitions.

CONTINUING APPLICABILITY OF FASB 71

     The Company's rates are currently subject to approval by the PUC and are designed to recover the Company's costs of providing services to its customers. A primary difference between a rate regulated entity and an unregulated entity is the timing of recognizing certain assets and expenses for financial reporting purposes. The Statement of Financial

Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FASB 71), prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying FASB 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, (iii) rates set at levels that will recover costs, can be charged to and collected from customers. If the Company determines as a result of competitive changes in Nevada, PUC orders or otherwise that its business, or a portion of its business, fails to meet any of these three criteria of FASB 71, it may have to eliminate from its financial statements the related transactions prescribed by the regulators that would not have been recognized if it had been a non-regulated company, which could result in an impairment of or write-off of utility assets. The Company believes, however, that it continues to meet the criteria for operating as a rate regulated entity, as prescribed by FASB 71.

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows increased during the first nine months of 1997, as compared to 1996, primarily due to more cash being provided by financing activities offset partially by less cash being provided by operating activities. Increased costs for natural gas and purchased power and operations and maintenance partially offset by timing differences in federal income tax payments contributed to the decrease in cash being provided by operating activities. The increase in net cash provided by financing activities is due to the issuance of the QUIPS. (See Note 5 to Condensed Consolidated Financial Statements included in this quarterly report.)

     On July 15, 1997, the Company filed a request with the PSC for authorization to increase energy rates by approximately $54 million under the state's deferred energy accounting procedures. Commercial customers' rates would increase by approximately $40 million and residential customers' rates would increase by approximately $14 million under the proposal. The Company is requesting the increase to cover higher costs for natural gas and purchased power. If approved, the proposed increase will be effective on January 1, 1998. A prehearing conference was held on September 25, 1997. Formal hearings are scheduled for November 24, 1997.

     The Company's customer growth rate during 1996 and 1995 was 7.2 and 6.0 percent, respectively. The increase in customers for the first nine months of 1997 was at an annualized rate of 6.3 percent. At September 30, 1997, the Company provided electric service to 510,204 customers.

     Pursuant to Nevada law, every three years the Company is required to file with the PUC a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. The Company filed its 1997 Resource Plan on June 3, 1997. On October 20, 1997, the PUC rendered a decision on this plan. Among the major items in the Company's 1997 Resource Plan which were approved by the PUC are the following:

   (1) the Company will proceed to build a 500 kV transmission project known as the Crystal Transmission Project (CTP), with an in-service date of June 1, 1999;

   (2) the Company will continue to pursue a strategy of relying on bulk power purchases to meet near-term incremental increases in load;

   (3) the Company will proceed with a joint 230 kV transmission project with the Colorado River Commission with costs subject to prudency review in a future rate case;

   (4) the Company received approval for only pre-development costs to build two 144 megawatt (MW) combustion turbines in 2002 and 2003 which would be converted to a 410 MW combined cycle plant in 2004. An amendment to the 1997 Resource Plan will need to be filed by September 1999 for full approval if the Company wants to proceed with building the turbines.

     In the event the in-service date of the above CTP is delayed, a new back-up plan will need to be filed with the PUC for approval.

     To meet capital expenditure requirements through 1998, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     On August 21, 1997, the Company received approval from the PSC to issue and sell up to $213 million of preferred stock, tax advantaged preferred stock and/or common stock through public or private offerings, the Company's SPP, the Company's 401(k) plan or any other method deemed appropriate. Approval was also received to issue and sell $487 million of tax-exempt, taxable, tax advantaged and/or any other type of debt the Company determines to be appropriate at the time. The Company also received approval to secure any of the debt through the issuance and pledge of first mortgage bonds only if it cannot, at the time of issuance, economically and effectively issue investment grade unsecured debt. The financing approval expires on December 31, 1999. Approval was also given to issue up to $225 million of unsecured promissory notes through December 31, 1999.

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,659,764 and 1,166,703 shares, respectively, of its common stock in 1996 and the first nine months of 1997.

     On October 12, 1995, Clark County, Nevada issued $76.75 million Series 1995A IDBs (Nevada Power Company Project) due 2030. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At September 30, 1997, $54.3 million remained on deposit with the trustee.

     On March 26, 1997, the Company sold 4,754,860 8.20% Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) at $25 per security. The proceeds of $118.9 million were received at closing on April 2, 1997. The QUIPS were issued through NVP Capital I, a statutory business trust of the Company. The proceeds were used for general corporate utility purposes and to repay short-term debt incurred to redeem the Company's 9.9 percent Redeemable Cumulative Preferred Stock on April 1, 1997. (See Note 5 to Condensed Consolidated Financial Statements included in this quarterly report.)

     In November 1997 if approved by the appropriate authorities, Clark County, Nevada will issue $52.3 million IDBs Series 1997A (Nevada Power Company Project) due 2032 and Coconino County, Arizona will issue $20 million Pollution Control Revenue Bonds (PCRBs) Series 1997B (Nevada Power Company Project) due 2032. Net proceeds from the sale of the IDBs will be placed on deposit with a trustee and will be used to finance the construction of certain facilities which qualify for tax-exempt financing. Net proceeds from the sale of the PCRBs will be placed on deposit with a trustee and will be used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing.

                 OPERATING RESULTS OF FIRST NINE MONTHS OF 1997
                     COMPARED TO FIRST NINE MONTHS OF 1996

     Earnings per average common share were $1.60 for the first nine months of 1997, compared to $1.66 for the same period in 1996. The decrease in earnings per average common share was due to the sale of additional shares through the SPP. Although kilowatthour sales increased, revenues were flat primarily due to an energy rate decrease effective February 1, 1997. In addition, effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism. The average number of customers increased 6.82 percent and kilowatthour sales, excluding sales for resale, were up 5.55 percent, as compared to the first nine months of 1996.

     Fuel expense increased $20.4 million due to increased generation and higher average fuel rates. Purchased power increased $16.9 million due to increased power purchases and higher average purchased power costs. Maintenance and repairs increased $8.5 million due mainly to increased maintenance expense at Reid Gardner Generating Station. Depreciation expense increased $3.2 million because of a growing asset base. Distribution requirements on company-obligated preferred securities of subsidiary trust increased by $4.8 million due to the issuance of the QUIPS (see Note 5 to Condensed Consolidated Financial Statements included in this quarterly report.)

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

                   OPERATING RESULTS OF THIRD QUARTER OF 1997
                       COMPARED TO THIRD QUARTER OF 1996

     Earnings per average common share were $1.06 for the third quarter of 1997, compared to $1.17 for the same period in 1996. The decrease in earnings was due primarily to increased maintenance and repairs and the distribution requirements on the QUIPS. Revenues decreased due primarily to an energy rate decrease effective February 1, 1997. In addition, effective February 1, 1997, capacity costs associated with purchased power were included in general rates rather than the deferred energy cost accounting mechanism. The average number of customers increased 6.63 percent and kilowatthour sales, excluding sales for resale, were up 3.21 percent, as compared to the third quarter of 1996.

     Fuel expense increased by $9.0 million due to increased generation and higher average fuel rates. Purchased power increased $5.2 million due to higher average purchased power costs. Maintenance and repairs increased $3.7 million due to increased maintenance expense at Reid Gardner Generating Station. Distribution requirements on company-obligated preferred securities of subsidiary trust increased by $2.4 million due to the issuance of QUIPS (see
Note 5 to Condensed Consolidated financial Statements included in this quarterly report.)

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: October 30, 1997                             Steven W. Rigazio
      ----------------
                                          Vice President, Finance and Planning,
                                          Treasurer, Chief Financial Officer