Form 10-K405
period 1997-12-31
NEVADA POWER CO
filed 1998-03-23
CIK 71180

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission file number 1-4698

                            NEVADA POWER COMPANY
           (Exact name of registrant as specified in its charter)
               Nevada                                               88-0045330
  (State or other jurisdiction of                               (I.R.S.Employer
   incorporation or organization)                            Identification No.)

       6226 West Sahara Avenue                                          89102
          Las Vegas, Nevada                                           (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code: (702) 367-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
       --------------------------                        -----------------------
       Common Stock, $1 Par Value                        New York Stock Exchange
                                                                Pacific Exchange
       Stock Purchase Rights                             New York Stock Exchange

       8.2% Cumulative Quarterly Income
        Preferred Securities, Series A                   New York Stock Exchange
        * issued by NVP Capital I, a Delaware Statutory Business Trust
          The payment of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Nevada Power Company. Nevada Power Company is the owner of 100% of the common securities issued by NVP Capital I.

Securities registered pursuant to Section 12(g) of the Act:

           Cumulative Preferred Stock, $20 Par Value, 5.40% Series
                              (Title of class)

           Cumulative Preferred Stock, $20 Par Value, 5.20% Series
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  -----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----
  50,690,453 shares of Common Stock were outstanding as of March 18, 1998.

The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 18, 1998, was $1,305,279,164. (Computed by reference to the closing price on March 18, 1998, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)
                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV hereof.

(2) Portions of the Registrant's definitive Proxy Statement dated March 12, 1998 for the Company's annual meeting of shareholders on May 8, 1998, are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

                                                              Page
                                                              ----
PART I

     Item  1. Business ......................................    1

     Item  2. Properties ....................................    8

     Item  3. Legal Proceedings .............................    9

     Item  4. Submission of Matters to a Vote of Security
              Holders........................................   10

     Supplemental Item.

              Executive Officers of Registrant ..............   10

PART II

     Item  5. Market for the Registrant's Common Stock and
              Related Security Holder Matters ...............   11

     Item  6. Selected Financial Data .......................   11

     Item  7. Management's Discussion and Analysis of
              Financial Condition and Results of Operation...   11

     Item  8. Consolidated Financial Statements and
              Supplementary Data ............................   12

     Item  9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ........   12

PART III

     Item 10. Directors and Executive Officers of the
              Registrant ....................................   12

     Item 11. Executive Compensation ........................   12

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management ................................   12

     Item 13. Certain Relationships and Related Transactions.   13

PART IV

     Item 14. Exhibits, Consolidated Financial Statement
              Schedule, and Reports on Form 8-K .............   13

SIGNATURES ..................................................   26

                                       PART I

                                  ITEM 1. BUSINESS

THE COMPANY

     Nevada Power Company (Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 1,303,000 at December 31, 1997) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located. The Company will supply 40 percent of the Nevada Test Site's future electrical power according to a settlement agreement approved by the Public Utilities Commission of Nevada (PUCN). See the "Competition" section in this Form 10-K.

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
                                                                -----
                                                                1,964
                                                                =====
     _________________

(1) This represents 25 megawatts of base load capacity, 235 megawatts of peaking capacity and 15 megawatts (MW) upgrade capacity accomplished in 1990. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California (CDWR). The Company is entitled to use 100% of the unit's peaking capacity for 1,500 hours each year. The Company is entitled to 9.6% of the first 260 megawatts of capacity and associated energy and is entitled to all of the 1990 15 megawatt upgrade through August 31, 1998 when the 15 megawatt upgrade capacity will be transferred to CDWR. The Company had options for the use of increasing amounts of capacity and energy from the unit beginning in 1998 so that the Company would have been entitled to use all of the unit's output 15 years from that date. However, the 1998 through 2002 options for
     10.17 MW per year were not exercised by the Company and have expired.


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

     The peak  electric demand experienced by the Company was 3,469 megawatts on
August 7,  1997.   This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

     For 1998, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF) (also known as cogenerators) as follows:

                                     Contract Term           Net Capacity
                                  ---------------------
                                    From          To         (Megawatts)
                                  --------     --------      ------------
     Independent Power Producer:
     ---------------------------
       Nevada Sun-Peak Limited
        Partnership ............. 06/08/91     05/31/16           210
     Qualifying Facilities:
     ----------------------
       Saguaro Power Company .... 10/17/91     04/30/22            90
       Nevada Cogeneration
        Associates #1 ........... 06/18/92     04/30/23            85
       Nevada Cogeneration
        Associates #2 ........... 02/01/93     04/30/23            85
       Las Vegas Cogeneration
        Limited Partnership ..... 05/10/94     05/31/24            45
                                                                  ---
                                                                  515
                                                                  ===

     The Company has total generating capacity of 2,714 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power. This along with agreements with other suppliers to purchase 1130 megawatts of firm capacity and associated energy, for the summer of 1998, will not be sufficient to meet the 1998 anticipated peak load demand and reserve margin needs. Accordingly, the Company is utilizing a competitive bidding process as well as spot market purchases to obtain resources from other suppliers for additional firm capacity and associated energy to meet the projected peak needs for 1998.

FUEL SUPPLIES

     The fuels  used to  provide energy  for the Company's generating facilities
are  coal,  natural  gas  and  oil.    Its  other  sources  of  electricity  are
hydroelectric (Hoover Dam) and purchased power.

     The Company's primary fuel source for generation is coal. The following table shows the actual sources of fuel for generation for 1997 and anticipated sources of fuel for generation in 1998 and 1999.

                                        1997    1998    1999
                                        ----    ----    ----
          Coal........................   67%     66%     65%
          Natural Gas.................   33      34      35
                                        ---     ---     ---
                                        100%    100%    100%
                                        ===     ===     ===

     The Company's average delivered cost per ton of coal burned was as follows:
1995 - $30.37; 1996 - $29.02; 1997 - $29.72.

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

     Partial requirements for coal at the Reid Gardner Generating Station are presently under contract through the year 2007. Although the Company cannot predict how the coal market may fluctuate in the future, the Company anticipates no major difficulties in purchasing the remainder of its coal requirements based upon current coal market conditions in the Western United States. All coal for Reid Gardner presently comes from underground mines in Utah and Colorado.

CONSTRUCTION AND FINANCING PROGRAMS

     The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1997 amounted to $956,714,000 and $88,430,000, respectively.

     Excluding Allowance for Funds Used During Construction, the Company's actual construction expenditures for 1997 were $211 million, and currently estimated construction expenditures for 1998 and 1999 are $295 million and $255 million, respectively.

     The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

     The Company will utilize internally generated cash and the proceeds from industrial development revenue bonds (IDBs), first mortgage bonds (FMBs), unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP) to meet capital expenditure requirements through 1999.

     The Company has the option of issuing new shares or using open market purchases of its common stock to meet the requirements of the SPP. The Company issued 1,515,716 shares of its common stock in 1997 under the SPP. At the end of 1997, common equity represented 45% of total capitalization.

     On November 20, 1997, Clark County, Nevada issued $52.3 million 5.9% IDBs Series 1997A (Nevada Power Company Project) due 2032 and Coconino County, Arizona issued $20 million 5.8% Pollution Control Revenue Bonds (PCRBs) Series 1997B (Nevada Power Company Project) due 2032. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and will be used to finance the construction of certain facilities which qualify for tax-exempt financing. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and are being used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing. At December 31, 1997, $52.9 million remained on deposit with the trustee.

     The Company also remarketed $85 million Series 1995B Clark County, Nevada (Nevada Power Company Project) variable rate IDBs due 2030 at a 5.9 percent fixed rate on November 24, 1997.

     On January 29, 1998, the Company remarketed at fixed rates $141.05 million Clark County, Nevada (Nevada Power Company Project) variable rate revenue bonds consisting of $76.75 million Series 1995A IDBs due 2030 at 5.6 percent, $44 million Series 1995C IDBs due 2030 at 5.5 percent and $20.3 million Series 1995D PCRBs with $14 million due 2011 at

5.3 percent and $6.3 million due 2023 at 5.45
percent.   On the  same date, $13 million Coconino County, Arizona (Nevada Power
Company Project) Series 1995E PCRBs due 2022 were remarketed at a 5.35 percent fixed rate.

     The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1997 and assuming a 7.5 percent interest rate on new bonds, the Company would be able to issue approximately $594 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

     The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1997, the applicable dividend coverage test would permit the issuance of $429 million of additional preferred stock at a dividend rate of 7.5 percent.

     On April 2, 1997, NVP Capital I (Trust), a wholly-owned subsidiary of the Company, issued 4,754,860 8.2% Quarterly Income Preferred Securities (QUIPS) at $25 per security. The Company owns all of the Series A common securities, 147,058 shares issued by the Trust for $3.7 million. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from the Company its 8.2% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendable to March 31, 2046 under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. The Company's obligations under the guarantee agreement entered into in connection with the QUIPS when taken together with the Company's obligation to make interest and other payments on the QUIDS issued to the Trust, and the Company's obligations under the Indenture pursuant to which the QUIDS are issued and its obligations under a trust agreement, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with the Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds to the Company was used for general corporate utility purposes and the repayment of short-term debt incurred to redeem the Company's $38 million, 9.9% Redeemable Cumulative Preferred Stock on April 1, 1997.

RESOURCE PLANNING

     The Company's rate of customer growth, especially in recent years, has been
among the  highest in  the nation.   The  annual customer  growth rate  was  6.4
percent, 7.2 percent, and 6.0 percent in 1997, 1996 and 1995, respectively.

     The peak demand for electricity by the Company's customers increased from 3,332 megawatts in 1996 to 3,469 megawatts in 1997. The Company's 1997 energy sales reached 14,596,228 megawatthours, an increase of 6.6 percent over 1996.

     Pursuant to  Nevada law,  every three years the Company is required to file with the PUCN a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. The Company filed its 1997 Resource Plan on June 3, 1997. On October 20, 1997, the PUCN rendered a decision on this plan. Among the major items in the Company's 1997 Resource Plan which were approved by the PUCN are the following:

   (1) the Company will proceed to build a 500 kV transmission project known as the Crystal Transmission Project, with an in-service date of June 1, 1999;

   (2) the Company will continue to pursue a strategy of relying on bulk power purchases to meet near-term incremental increases in load;

   (3) the Company will proceed with a joint 230 kV transmission project with the Colorado River Commission with costs subject to prudency review in a future rate case;

   (4) the Company received limited approval to proceed with six switchyard projects;

   (5) the Company received approval for pre-development costs to build two 144 megawatt (MW) combustion turbines in 2002 and 2003 which would be converted to a 410 MW combined cycle plant in 2004. An amendment to the 1997 Resource Plan will need to be filed by September 1999 for full approval if the Company wants to proceed with building the turbines.

REGULATION AND RATES

     The Company is subject to regulation by the PUCN which has regulatory powers with respect to rates, facilities, services, reports, issuance of securities and other matters.

     On January 8, 1998, the PUCN approved a $45.6 million energy rate increase effective February 1, 1998. The Company requested the increase to recover higher costs for natural gas and purchased power. The PUCN also decided previously recorded revenues from the sale of sulfur dioxide emission allowances ($2.3 million, before tax) should be reversed and credited to a deferred liability account for a later determination.

     Following is a summary of the rate increases and decreases that have been granted the Company during the past three years.

SUMMARY OF RATE ADJUSTMENTS 1995 THROUGH 1997
                                                             Amount in
          Effective                                           Millions
            Date          Nature of Increase (Decrease)      of Dollars
        -------------     ------------------------------     ----------
        October 1, 1995    Energy rate decrease                $(20.1)
        December 1, 1995   Energy and resource plan
                             net rate decrease                  (17.6)
        February 1, 1997   Energy rate decrease                 (45.0)

All amounts are on an annual basis.

     As permitted by state statute, the Company defers differences between the current cost of fuel plus net purchased power and base energy costs as defined. Under regulations adopted by the PUCN, the balance in the deferred energy account at the end of twelve months should be cleared over a subsequent period. Recovery of increased costs is permitted to the extent that the Company has not realized its authorized overall rate of return. If the Company has exceeded the authorized rate of return, the portion of deferred energy costs represented in such excess is transferred to the next deferred energy recovery period. The energy costs deferred are included as a current item in determining taxable income for federal income tax purposes. However, for financial statement purposes, the federal income tax effect is deferred and amortized to income as the deferred energy account is cleared. PUCN regulations allow the fuel base portion of the Company's general rates to be changed at the time of a hearing to clear the balance in the deferred energy account. This permits the recovery of fuel expenses on a deferred basis, but, recovery will have no effect on the Company's earnings. Effective February 1, 1997, explicit capacity costs associated with certain purchased power contracts were included in general rates rather than the deferred energy cost accounting mechanism.

     The Company recovers the costs of developing its 20-year resource plan in general rates effective February 1997. In the past, the recovery of these costs was administered under the state's deferred accounting procedures. Also, by an order of the PUCN in June 1988, the Company is allowed to capitalize certain costs associated with Commission approved conservation programs.

ENVIRONMENTAL MATTERS

     The  Company   is  subject  to  regulation  by  federal,  state  and  local authorities with regard to air and water quality control and other environmental matters.

     Environmental  expenditures   made  by  the  Company  are  currently  being
recovered through  customer rates.   The  following is  a discussion  of pending
environmental matters:

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million; $3 million has been spent to date.

     Also, the United States Congress authorized the EPA to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. Results of this study are expected in 1998. The majority owner has estimated that control costs, if required, could total between $200 and $300 million. (See the Legal Proceedings section of this Form 10-K.)

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $50.9 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997. At that point, the project was approximately 50 percent complete. The first of the other two units is expected to be on line in 1998 and the last unit in 1999. The Company has spent approximately $40.7 million through December 1997 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

COMPETITION

     On January 22, 1998 the Nevada Supreme Court reversed an order of the Eighth Judicial District Court for Clark County, Nevada (District Court) in which the District Court concluded that the PUCN had erred in its interpretation of a 1963 territorial agreement between the Company and Valley Electric Association. The District Court's order found that under the 1963 territorial agreement each of those two electric suppliers had an exclusive right to provide service to a portion of the Nevada Test Site (Test Site). The Nevada Supreme Court agreed with the PUCN that the 1963 territorial agreement did not envision the creation of exclusive service areas within the Test Site. Both the Company and Valley Electric Association could provide service for the Test Site's entire load and the Test Site could choose the supplier of service. In February 1998, the United States Department of Energy (DOE) on behalf of the Test Site filed with the District Court a Motion for Order Consistent with the Nevada Supreme Court's ruling.

     During the above proceedings, Valley Electric, the Company, the PUCN Regulatory Operations Staff and Lincoln County Power District No. 1 (Lincoln Power)(a governmental electric supplier that holds itself out as providing electric service in Lincoln County, Nevada, where a portion of the Test Site is located), entered into a Stipulation, Settlement Agreement and Release (Settlement Agreement) for service to the Test Site. Under the Settlement Agreement, the Test Site's electrical usage would be split among Valley Electric (40 percent), the Company (40 percent) and Lincoln Power (20 percent), and each of the three electric suppliers unconditionally released and forever discharged each other from any and all claims for damages based directly or indirectly on the geographic scope of the service provided to the Test Site before and during the term of the Settlement Agreement. On May 12, 1997 the PUCN approved the Settlement Agreement. Except for the release and discharge for damage claims, the term of the Settlement Agreement is three years, beginning May 12, 1997. The Settlement Agreement also provides, however, that, except for the release and discharge, under certain specified conditions it may be reopened, renegotiated or modified by PUCN orders terminating or modifying its terms. One of the conditions is reversal of the District Court's order. The PUCN must approve any changes to the Settlement Agreement. Regardless of the outcome of this matter, the Company believes there will not be a material impact on its operations, or upon its competitive position generally.

     On July 16, 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999 unless the PUCN determines a different date is necessary to protect the public interest. AB 366 also changed the name of the Public Service Commission to the PUCN, reduced it from five to three members, and removed the regulation of transportation matters to another agency. It is expected that the generation, aggregation (buying and reselling electricity to customers) and marketing of electricity and possibly other utility services will be deemed competitive, while transmission and distribution services will be deemed noncompetitive and will continue to be regulated. The Company is required to submit a plan to the PUCN to unbundle its integrated rates. A provider of a noncompetitive service will be prohibited from providing a potentially competitive service except through an affiliate which the PUCN has determined, after a hearing, has an arm's length relationship with the provider of the noncompetitive service. Each provider of a noncompetitive service that is necessary to the provision of a potentially competitive service is required to make its facilities or services available to all alternative sellers on equal and nondiscriminatory terms and conditions. Alternative sellers of electricity must be licensed under rules yet to be determined by the PUCN. AB 366 allows the PUCN to authorize full recovery of costs which they determine to be stranded but does not guarantee full recovery of those costs. Costs that were incurred by utilities to serve their customers with the understanding that state regulatory commissions would allow the costs to be recovered through electric rates are potentially stranded costs. The greater part of the Company's potentially stranded costs are related to contracts with qualifying facilities all of which were previously approved by the PUCN. The PUCN shall designate a vertically integrated electric utility or another entity to provide electric service to customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller. The provider of last resort so designated by the PUCN is obligated to provide electric service to those customers. The PUCN may authorize the right to buy from alternative sellers in gradual phases. The rate charged for residential service for customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller must not exceed the rate charged for that service on July 1, 1997, however, the PUCN may approve an increase in residential rates in an amount necessary to ensure recovery by the Company of its just and reasonable costs. The residential rate restriction will remain in place until 2003. Two-tenths of one percent of all electric energy sold must come from a renewable resource produced in Nevada by January 1, 2001. Fifty percent of this energy must be derived from solar power. Every two years the standard increases by two-tenths of one percent until a total of one percent of all electricity consumed comes from renewable resources.

     In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring of the electric industry. The docket sets forth the issues to be addressed as well as the steps the PUCN will take to address them. Issues to be addressed include the following:

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

      (5)  Past (stranded) costs;

      (6) Criteria and standards by which the PUCN will apply the legislative requirements concerning affiliate relations;

      (7) Criteria and process by which the PUCN will appoint providers of bundled electric service;

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

     In its Order dated November 4, 1997, the PUCN designated unbundled services in eight major categories with twenty-six unbundled services in total. The major categories include Generation Capacity and Energy Supply, Generation Services Necessary to Support Transmission Service, Arranging for Power Supplies, Power Delivery, End-Use Metering, Customer Accounting, Marketing and Sales, and Public Good Services. The PUCN evaluated the cost unbundling methodologies for the unbundled services set forth in its Order and, after hearings, issued an Interim Order describing the process the parties should follow to complete developing cost unbundling methodologies and to work toward consensus on that issue.

     The PUCN has the authority to classify a service as a potentially competitive service if it finds the service meets specific requirements. The PUCN has proposed regulations and held a hearing on the contents of applications by any person seeking a designation of an unbundled service as potentially competitive.

     On January 21, 1998, the PUCN issued an Order to solicit comments on the Classification of Components of Electric Service as Potentially Competitive Services; Non-price Terms and Conditions for Distribution Tariffs; Licensing of Alternative Sellers; and Consumer Protection. PUCN workshops have been scheduled for March and April 1998 on these issues.

     In response to the PUCN investigatory docket, the Company formed a team of high level employees who have left their present positions to work exclusively on the issues set forth in the docket. These individuals will assist the officers of the Company in preparing for potential policy making.

EMPLOYEES

     The Company had 1,909 employees at December 31, 1997.

                               ITEM 2. PROPERTIES

     The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

     The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 230 kilovolt lines presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada. One is a 39 mile line to the Pecos Substation and the other a 25 mile line to the Harry Allen Substation. In 1994, 20 miles of a 230 kilovolt line from the Harry Allen Substation to the Pecos Substation was energized. One 39-mile, 230 kilovolt line transmits power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. In addition to the above, the Company has 300 miles of 138 kilovolt and 489 miles of 69 kilovolt transmission lines in service.

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

     At December 31, 1997, the Company owned 108 transmission and distribution substations with a total installed transformer capacity of 10,987,183 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes, the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes and Mead Substation with 250,000 kilovolt-amperes.

     At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

     As of December 31, 1997, there were approximately 3,162 miles of pole line together with approximately 8,957 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 6,676,565 kilovolt-amperes.

                           ITEM 3. LEGAL PROCEEDINGS

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998 against the owners of the Mohave Generating Station (Mohave) alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. The owners believe the emission limits referenced in the suit are not applicable to Mohave. The owners previously partnered with the Environmental Protection Agency (EPA) and the National Park Service on a multi-year study to determine the impacts, if any, of Mohave emissions on visibility in the Grand Canyon (see the Environmental Matters section of this Form 10-K). The environmental groups want the owners to install pollution control equipment at an estimated cost of $200 to $300 million. The Company owns a 14 percent interest in Mohave. The outcome of this action can not be determined at this time.

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

              SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

     The Company's executive officers are as follows:

                       Age as of
         Name      December 31, 1997         Position
         ----      -----------------         --------
  Charles A. Lenzie       60        Chairman of the Board and Chief
                                     Executive Officer
  Michael R. Niggli       48        President and Chief Operating Officer
  David G. Barneby        52        Vice President, Power Delivery
  Sally L. Galati         36        Vice President, Distribution
  Cynthia K. Gilliam      49        Vice President, Retail Customer Services
  Richard L. Hinckley     42        Vice President, Secretary and General
                                     Counsel
  Steven W. Rigazio       43        Vice President, Finance and
                                     Planning, Treasurer, Chief Financial
                                     Officer
  Gloria T. Banks Weddle  48        Vice President, Corporate Services

     Each of the executive officers has been actively engaged in the business of the Company for more than five years with the exception of Mr. Niggli.

     Charles A. Lenzie was elected Chairman of the Board and Chief Executive Officer on May 1, 1989. Prior to that time he was President of the Company.

     Michael R. Niggli joined the Company as President and Chief Operating Officer in February 1998. Prior to joining the Company, he was Senior Vice President of the Custom Accounts Market Unit for Entergy, a New Orleans-based global energy company. At Entergy, Mr. Niggli served as Vice President of Fuels Management, Vice President of Strategic Planning and Vice President for Customer Service in Louisiana. He was promoted to Senior Vice President of Marketing in 1993 and Senior Vice President of the Custom Accounts Market Unit in 1996.

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

     Sally L. Galati was named Vice President, Distribution on March 13, 1997. She first joined the Company in 1984 as an Engineer working in the Customer Technical Services, Distribution and Transmission departments and was promoted to Supervisor, Major Projects in 1992, Acting Manager, Builder Services in 1993, Director, Distribution System Services in 1994 and Division Director, Distribution Operations & Construction in 1995.

     Cynthia K. Gilliam was elected Vice President, Retail Customer Services effective October 14, 1993. She joined the Company in 1974 as a Rate Analyst and was promoted to Rates Administrator in 1979 and to Manager of Financial Planning in 1983. In 1987, she was appointed Manager of Human Resource Planning. She was elected Vice President - Personnel in 1988 and her title was changed to Vice President - Human Resources in 1989. In 1992, she was elected Vice President - Customer Service.

     Richard L. Hinckley was elected Vice President, Secretary and General Counsel on May 15, 1991. He joined the Company as Staff Counsel in 1985 and was promoted to Assistant Secretary and Chief Counsel in 1989. Prior to joining the Company, he served as Staff Attorney with the PUCN and as Assistant Attorney General in Utah.

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

                                    PART  II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

     Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1997 and 1996 are hereby incorporated by reference from page 49 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is filed herewith as Exhibit 13.

                        ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is hereby incorporated by reference from page 52 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is filed herewith as Exhibit 13.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is hereby incorporated by reference from pages 27 to 31 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which are filed herewith as Exhibit 13.

        ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 together with the auditors' report thereon required by Item 8 are incorporated by reference from the following pages of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which are filed herewith as Exhibit 13.

                                                            Annual
                                                            Report
                                                              Page
                                                            ------
     Consolidated Statements of Income for the Years Ended
      December 31, 1997, 1996 and 1995.......................   32
     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 1997, 1996 and 1995................   33
     Consolidated Balance Sheets - December 31, 1997
       and 1996..............................................  34-35
     Consolidated Schedules of Capitalization -
      December 31, 1997 and 1996.............................   36
     Consolidated Schedules of Long-Term Debt -
      December 31, 1997 and 1996.............................   37
     Consolidated Statements of Retained Earnings for the
       Years Ended December 31, 1997, 1996 and 1995..........   38
     Notes to Consolidated Financial Statements..............  39-49
     Independent Auditors' Report............................   50
     Report of Management....................................   51

     See Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent consolidated financial statements, December 31, 1997, reporting a change of accountants.
                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required  by Item  10 with  respect to  the Company's executive officers is set forth in Part I, Item 4., under the preceding heading "Supplemental Item. Executive Officers of Registrant." The other information required by Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 12, 1998 and heretofore filed with the Securities and Exchange Commission (SEC.) (See the heading therein "Election of Directors.")

                        ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 12, 1998 and
heretofore  filed   with  the   SEC.     (See  the  heading  therein  "Executive
Compensation.")

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement dated March 12, 1998 and heretofore filed with the SEC. (See the heading therein "Security Ownership of Management.")

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Management  of the  Company   has   no   knowledge of  any transaction,
relationship or indebtedness which is required to be disclosed by Item 13.


                                    PART IV

         ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

     The Company's consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 together with the auditors' report appearing on pages 32 to 50 of Nevada Power Company's 1997 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FOR THE
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                        PAGE
--------------------------------------------                        ----
Independent Auditors' Consent and Report on Schedule..............    24
Schedule II - Valuation and Qualifying Accounts...................    25

     All other schedules are omitted because they are not applicable, not required, or because the information is included in the consolidated financial statements or notes thereto.

EXHIBITS
 FILED                          DESCRIPTION
--------                        -----------
    10.83         Financing Agreement between Clark County, Nevada and
                   Nevada Power Company dated November 1, 1997
    10.84         Financing Agreement between Coconino County, Arizona Pollution
                   Control Corporation and Nevada Power Company
                   dated November 1, 1997
    10.85         Loan Agreement dated as of November
                   21, 1997 between Nevada Power
                   Company, certain banks, Nationsbank of Texas, N.A.
                   as Documentation Agent and Wells Fargo Bank,
                   National Association as Arranger and
                   Administrative Agent
    13            Pages 27 to 52 of Nevada Power Company's Annual Report to
                   Shareholders for the Year Ended December 31, 1997 (incorporated by reference in Parts II and IV hereof)
    23            Independent Auditors' Consent and Report on Schedule
    27            Financial Data Schedule - December 31, 1997

     In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
  3.1   Restated Articles of Incorporation   3.8 to Form 10-K        1-4698
         filed June 10, 1988                                      Year 1988
  3.2   Amendment to Restated Articles of    4.7 to Form S-8       33-32372
         Incorporation filed May 23, 1989
  3.3   Amendment to Restated Articles of    4.8 to Form S-3       33-55698
         Incorporation filed June 8, 1992
  3.4   Restated Bylaws, as amended          3.4 to Form 10-K        1-4698
         March 9, 1995                                            Year 1995
  4.1   Certificate of Designation of Cumulative
         Preferred Stock as follows:
            5.40% Series                     2.1 to Form S-1        2-16968
            5.20% Series                     2.1 to Form S-1        2-20618
            4.70% Series                     3.2 to Form 8-K         1-4698
                                                                  July 1965
            8% Series                        2.1 to Form S-7        2-44513
            8.70% Series                     2.1 to Form S-7        2-49622
           11.50% Series                     2.1 to Form S-7        2-52238
            9.75% Series                     2.1 to Form S-7        2-56788
            Auction Series A                 4.6 to Form S-3       33-15554
            Auction Series A as amended
             November 14, 1991               4.9 to Form S-3       33-44460
            Auction Series A as amended
             December 12, 1991               4.1 to Form 10-K        1-4698
                                                                  Year 1992
            9.90% Series                     4.1 to Form 10-K        1-4698
                                                                  Year 1992
  4.2   Indenture of Mortgage and Deed of    4.2 to Form S-1        2-10932
         Trust Providing for First Mortgage
         Bonds, dated October 1, 1953 and
         Twenty-Six Supplemental Indentures
         as follows:
         First Supplemental Indenture,       4.2 to Form S-1        2-11440
          dated August 1, 1954
         Second Supplemental Indenture,      4.9 to Form S-1        2-12566
          dated September 1, 1956
         Third Supplemental Indenture,       4.13 to Form S-1       2-14949
          dated May 1, 1959
         Fourth Supplemental Indenture,      4.5 to Form S-1        2-16968
          dated October 1, 1960
         Fifth Supplemental Indenture,       4.6 to Form S-16       2-74929
          dated December 1, 1961
         Sixth Supplemental Indenture,       4.6A to Form S-1       2-21689
          dated October 1, 1963
         Seventh Supplemental Indenture,     4.6B to Form S-1       2-22560
          dated August 1, 1964
         Eighth Supplemental Indenture,      4.6C to Form S-9       2-28348
          dated April 1, 1968
         Ninth Supplemental Indenture,       4.6D to Form S-1       2-34588
          dated October 1, 1969
         Tenth Supplemental Indenture,       4.6E to Form S-7       2-38314
          dated October 1, 1970
         Eleventh Supplemental Indenture,    2.12 to Form S-7       2-45728
          dated November 1, 1972
EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
         Twelfth Supplemental Indenture,     2.13 to Form S-7       2-52350
          dated December 1, 1974
         Thirteenth Supplemental             4.14 to Form S-16      2-74929
          Indenture, dated October 1,
          1976
         Fourteenth Supplemental             4.15 to Form S-16      2-74929
          Indenture, dated May 1, 1977
         Fifteenth Supplemental              4.16 to Form S-16      2-74929
          Indenture, dated September 1,
          1978
         Sixteenth Supplemental Indenture,   4.17 to Form S-16      2-74929
          dated December 1, 1981
         Seventeenth Supplemental            4.2 to Form 10-K        1-4698
          Indenture, dated August 1, 1982                         Year 1982
         Eighteenth Supplemental Indenture,  4.6 to Form S-3        33-9537
          dated November 1, 1986
         Nineteenth Supplemental Indenture,  4.2 to Form 10-K        1-4698
          dated October 1, 1989                                   Year 1989
         Twentieth Supplemental Indenture,   4.21 to Form S-3      33-53034
          dated May 1, 1992
         Twenty-First Supplemental           4.22 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Second Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated June 1, 1992
         Twenty-Third Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fourth Supplemental          4.23 to Form S-3      33-53034
          Indenture, dated October 1, 1992
         Twenty-Fifth Supplemental           4.23 to Form S-3      33-53034
          Indenture, dated January 1, 1993
         Twenty-Sixth Supplemental           4.2  to Form 10-K       1-4698
          Indenture, dated May 1, 1995                            Year 1995
  4.3   Instrument of Further Assurance      4.8 to Form S-1        2-12566
         dated April 1, 1956 to Indenture
         of Mortgage and Deed of Trust
         dated October 1, 1953
  4.4   Rights Agreement dated October 15,   4.1 to Form 8-A         1-4698
         1990 between Manufacturers Hanover                       Year 1990
         Trust Company and Nevada Power
         Company
  4.5   Junior Subordinated Indenture        4.01 to Form S-3      333-21091
         between Nevada Power and IBJ Schroder
         Bank & Trust Company, as Debenture
         Trustee dated March 1, 1997
  4.6   Trust Agreement of NVP Capital I     4.03 to Form S-3      333-21091
         dated March 1, 1997
  4.7   Form of Amended and Restated Trust   4.10 to Form S-3      333-21091
         Agreement dated March 1, 1997
  4.8   Form of Preferred Security           4.11 to Form S-3      333-21091
         Certificate for NVP Capital I
         and NVP Capital II dated
         March 1, 1997
  4.9   Form of Guarantee Agreement          4.12 to Form S-3      333-21091
         dated March 1, 1997

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
  4.10  Form of Supplemental Indenture       4.13 to Form S-3      333-21091
         between Nevada Power and IBJ Schroder
         Bank & Trust Company, as Debenture
         Trustee dated March 1, 1997
  4.11  Form of Agreement as to Expenses     4.14 to Form S-3      333-21091
         and Liabilities between Nevada
         Power and NVP Capital I
         dated March 1, 1997
 10.1   Contract for Sale of Electrical      13.9A to Form S-1      2-10932
         Energy between State of Nevada
         and the Company, dated October
         10, 1941
 10.2   Amendment dated June 30, 1953 to     13.9A to Form S-1      2-10932
         Exhibit 10.1
 10.3   Contract for Sale of Electrical      13.10 to Form S-1      2-10932
         Energy between State of Nevada
         and the Company, dated June 1,
         1951
 10.4   Agreement dated November 10, 1948    13.18 to Form S-1      2-12697
         between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5
 10.5   Agreement dated October 21, 1949     13.19 to Form S-9      2-12697
         between the Company and Lincoln
         County Power District No. 1 and
         Overton Power District No. 5
 10.6   Mohave Project Plant Site            13.27 to Form S-9      2-28348
         Conveyance and Co-tenancy
         Agreement dated May 29, 1967
         between the Company and Salt
         River Project Agricultural
         Improvement and Power District
         and Southern California Edison
         Company
 10.7   Eldorado System Conveyance and       13.30 to Form S-9      2-28348
         Co-tenancy Agreement dated
         December 20, 1967 between the
         Company and Salt River Project
         Agricultural Improvement and
         Power District and Southern
         California Edison Company
 10.8   Mohave Operating Agreement dated     13.26F to Form S-1     2-38314
         July 6, 1970 between the Company,
         Salt River Project Agricultural
         Improvement and Power District,
         Southern California Edison
         Company and Department of Water
         and Power of the City of Los
         Angeles

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.9   Navajo Project Participation         13.27A to Form S-1     2-38314
         Agreement dated September 30,
         1969 between the Company, the
         United States of America,
         Arizona Public Service Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and Tucson Gas & Electric
         Company
 10.10  Navajo Project Coal Supply           13.27B to Form S-1     2-38314
         Agreement dated June 1, 1970
         between the Company, the United
         States of America, Arizona
         Public Service Company,
         Department of Water and Power
         of the City of Los Angeles,
         Salt River Project Agricultural
         District, Tucson Gas & Electric
         Company and the Peabody Coal
         Company
 10.11  Contract dated January 1, 1968       13.32 to Form S-1      2-34588
         between the Company and United
         States Bureau of Reclamation for
         interconnections at Mead Station
 10.12  Note Agreement dated December 11,    5.35 to Form S-7       2-49622
         1973 relating to $25,000,000
         8-1/2% Promissory Notes due 1998
 10.13  Reclaimed Wastewater Purchase        5.36 to Form S-7       2-52238
         Agreement dated June 21, 1974
         among City of Las Vegas, Nevada,
         Clark County Sanitation District
         No. 1, County of Clark, Nevada
         and Nevada Power Company
 10.14  Equipment Lease dated as of          5.37 to Form 8-K        1-4698
         March 1, 1974 between Nevada Power                      April 1974
         Company, Lessor, and Clark County,
         Nevada, Lessee
 10.15  Sublease Agreement dated as of       5.38 to Form 8-K        1-4698
         March 1, 1974 between Clark                             April 1974
         County, Nevada, Sublessor,
         and Nevada Power Company,
         Sublessee
 10.16  Guaranty Agreement dated as of       5.39 to Form 8-K        1-4698
         March 1, 1974 between Nevada                            April 1974
         Power Company and Commerce
         Union Bank as Trustee

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.17  Navajo Project Co-tenancy            5.31 to Form 8-K        1-4698
         Agreement dated March 23, 1976                          April 1974
         between the Company, Arizona
         Public Service Company,
         Department of Water and
         Power of the City of Los Angeles,
         Salt River Project Agricultural
         Improvement and Power District,
         Tucson Gas & Electric Company
         and the United States of America
 10.18  Amended Mohave Project Coal Supply   5.35 to Form S-7       2-56356
         Agreement dated May 26, 1976
         between the Company and Southern
         California Edison Company,
         Department of Water and Power of
         the City of Los Angeles, Salt
         River Project Agricultural
         Improvement and Power District
         and the Peabody Coal Company
 10.19  Amended Mohave Project Coal Slurry   5.36 to Form S-7       2-56356
         Pipeline Agreement dated May 26,
         1976 between Peabody Coal Company
         and Black Mesa Pipeline, Inc.
         (Exhibit B to Exhibit 10.18)
 10.20  Coal Supply Agreement dated October  5.38 to Form S-7       2-56356
         15, 1975 between the Company and
         United States Fuel Company
 10.21  Amendment dated November 19, 1976    5.30 to Form S-7       2-62105
         to Exhibit 10.20
 10.22  Participation Agreement Reid         5.34 to Form S-7       2-65097
         Gardner Unit No. 4 dated July
         11, 1979 between the Company
         and California Department of
         Water Resources
 10.23  Coal Supply Agreement dated          5.37 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Beaver Creek
         Coal Company
 10.24  Coal Supply Agreement dated          5.38 to Form S-7       2-62509
         March 1, 1980 between the
         Company and Trail Mountain
         Coal Company
 10.25  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         December 8, 1980 between the                             Year 1981
         Company and Plateau Mining
         Company
 10.26  Coal Supply Agreement dated          10.26 to Form 10-K      1-4698
         August 31, 1982 between                                  Year 1982
         the Company and CO-OP
         Mining Company
 10.27  Coal Supply Agreement dated          10.27 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Getty Mining
         Company
                                         18

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.28  Coal Supply Agreement dated          10.28 to Form 10-K      1-4698
         September 8, 1982 between the                            Year 1982
         Company and Tower Resources,
         Inc.
 10.29  Coal Supply Agreement dated          10.29 to Form 10-K      1-4698
         September 22, 1982 between the                           Year 1982
         Company and Beaver Creek Coal
         Company
 10.30  Memorandum of Understanding          10.30 to Form 10-K      1-4698
         Concerning Interconnection                               Year 1983
         between Utah Power & Light
         Company and Nevada Power
         Company dated February 2, 1984
 10.31  Sublease Agreement between Powveg    10.31 to Form 10-K      1-4698
         Leasing Corp., as Lessor and                             Year 1983
         Nevada Power Company as Lessee,
         dated January 11, 1984 for
         lease of administrative
         headquarters
 10.32  Participation Agreement between      10.32 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1985
         the Company dated December 19,
         1985
 10.33  Sale and Purchase Agreement dated    10.33 to Form 10-K      1-4698
         as of December 23, 1985 by and                           Year 1985
         between Nevada Power Company and
         CP National Corporation
 10.34  Restated Coal Sales Agreement as     10.34 to Form 10-K      1-4698
         of July 1, 1985 by and between                           Year 1985
         Nevada Power Company and Trail
         Mountain Coal Company
 10.35  Summary of Supplemental Executive    10.35 to Form 10-K      1-4698
         Retirement Plan as approved                              Year 1985
         November 14, 1985
 10.36  Financing Agreement dated as of      10.36 to Form 10-K      1-4698
         February 1, 1983 between Clark                           Year 1985
         County, Nevada and Nevada Power
         Company
 10.37  Financing Agreement between Clark    10.37 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1985
         Company dated as of December 1,
         1985
 10.38  Reimbursement Agreement dated        10.38 to Form 10-K      1-4698
         as of December 1, 1985 between                           Year 1986
         The Fuji Bank, Limited and
         Nevada Power Company
 10.39  Contract for Sale of Electrical      10.39 to Form 10-K      1-4698
         Energy between the State of                              Year 1987
         Nevada and the Company, dated
         July 8, 1987
 10.40  Power Sales Agreement between        10.40 to Form 10-K      1-4698
         Utah Power & Light Company and                           Year 1987
         the Company, dated August 17,
         1987

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.41  Transmission Facilities Agreement    10.41 to Form 10-K      1-4698
         between Utah Power & Light                               Year 1987
         Company and the Company, dated
         August 17, 1987
 10.42  Financing Agreement between Clark    10.42 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1988
         Company dated as of November 1,
         1988
 10.43  Reimbursement Agreement dated        10.43 to Form 10-K      1-4698
         as of November 1, 1988 between                           Year 1988
         The Fuji Bank, Limited and
         Nevada Power Company
 10.44  Power Purchase Contract dated        10.45 to Form 10-K      1-4698
         February 15, 1990 between                                Year 1989
         Mission Energy Company and
         Nevada Power Company
 10.45  Contact for Long-Term Power          10.46 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 1, 1989
         between Oxford Energy of Nevada
         and Nevada Power Company
 10.46  Contract A for Long-Term Power       10.47 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated May 2, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.47  Contract for Long-Term Power         10.48 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1989
         Facilities dated April 10, 1989
         between Magna Energy Systems,
         Eastern Sierra Energy Company
         and Nevada Power Company
 10.48  Contract B for Long-Term Power       10.49 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1989
         Facility dated October 27, 1989
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.49  Contract for Long-Term Power         10.50 to Form 10-K      1-4698
         Purchases from Qualified                                 Year 1989
         Facilities dated February 12,
         1990 between Las Vegas
         Co-generation, Inc. and Nevada
         Power Company
 10.50  Agreement for Transmission           10.51 to Form 10-K      1-4698
         Service dated March 29, 1989                             Year 1989
         between Overton Power District
         No. 5 , Lincoln County Power
         District No. 1 and Nevada Power
         Company
 10.51  Contract dated June 30, 1988         10.52 to Form 10-K      1-4698
         between United States Department                         Year 1989
         of Energy Western Area Power
         Administration and Nevada Power
         Company
EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.52  Executive Performance Incentive      10.53 to Form 10-K      1-4698
         Plan dated as of January 1, 1989                         Year 1989
 10.53  Severance Allowance Plan             10.54 to Form 10-K      1-4698
         adopted September 14, 1989                               Year 1989
 10.54  Power Purchase Contract dated        10.55 to Form 10-K      1-4698
         July 5, 1990 between                                     Year 1990
         Mission Energy Company and
         Nevada Power Company
 10.55  Contract B for Long-Term Power       10.56 to Form 10-K      1-4698
         Purchases from a Qualifying                              Year 1990
         Facility dated May 24, 1990
         between Bonneville Nevada
         Corporation and Nevada Power
         Company
 10.56  Amendment dated June 15, 1989 to     10.57 to Form 10-K      1-4698
         Exhibit 10.45                                            Year 1990
 10.57  Amendment dated August 23, 1989      10.58 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.58  Amendment dated April 23, 1990       10.59 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.59  Exhibit H dated August 13, 1990      10.60 to Form 10-K      1-4698
         to Exhibit 10.45                                         Year 1990
 10.60  Western Systems Power Pool           10.61 to Form 10-K      1-4698
         Agreement (Agreement) dated                              Year 1990
         January 2, 1991 between
         thirty-nine other Western
         Systems Power Pool members as
         listed on pages 1 and 2 of the
         Agreement and Nevada Power
         Company
 10.61  Financing Agreement between Clark    10.62 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1990
         Company dated June 1, 1990
 10.62  Restated Power Sales Agreement       10.63 to Form 10-K      1-4698
         dated March 25, 1991 between                             Year 1991
         Pacificorp and Nevada Power
         Company
 10.63  Amendment dated July 17, 1990 to     10.64 to Form 10-K      1-4698
         Exhibit 10.54                                            Year 1991
 10.64  Financing Agreement between Clark    10.65 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992A)
 10.65  Financing Agreement between Clark    10.66 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated June 1, 1992
         (Series 1992B)
 10.66  Financing Agreement between Clark    10.67 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1992
         Company dated October 1, 1992
 10.67  Power Sales Agreement dated          10.68 to Form 10-K      1-4698
         October 19, 1992 between the                             Year 1992
         Department of Water and Power
         of the City of Los Angeles
         and Nevada Power Company
EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.68  Long-Term Incentive Plan dated       10.69 to Form 10-K      1-4698
         as of January 1, 1993                                    Year 1993
 10.69  Contract for Long-Term Power         10.70 to Form 10-K      1-4698
         Purchases from Qualifying                                Year 1993
         Facilities dated May 27, 1992
         between Las Vegas Co-generation,
         Inc. and Nevada Power Company
         Replaces Exhibit 10.49
 10.70  Settlement Agreement and Promissory  10.71 to Form 10-K      1-4698
         Note between Mountain Coal Company                       Year 1993
         and Atlantic Richfield Company and
         Nevada Power Company dated
         March 9, 1994
 10.71 401(k) Savings Plan, as amended 99.1 to Form S-8 33-50809 and restated January 1, 1990
 10.72  Amendment dated January 1, 1991      99.2 to Form S-8      33-50809
         to Exhibit 10.71
 10.73  Letter of Credit and Reimbursement   10.72 to Form 10-K      1-4698
         Agreement dated as of April 12,                          Year 1994
         1994 between Nevada Power Company
         and Societe Generale, Los Angeles
         Branch and Amendment No. 1 thereto
         dated as of May 3, 1994
 10.74  Loan Agreement dated as of November  10.73 to Form 10-K      1-4698
         21, 1994 between Nevada Power                            Year 1994
         Company, certain banks, and First
         Interstate Bank of Nevada, N.A. as
         the Administrative Agent
 10.75  Financing Agreement between Clark    10.75 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995A)
 10.76  Financing Agreement between Clark    10.76 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995B)
 10.77  Financing Agreement between Clark    10.77 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995C)
 10.78  Financing Agreement between Clark    10.78 to Form 10-K      1-4698
         County, Nevada and Nevada Power                          Year 1995
         Company dated October 1, 1995
         (Series 1995D)
 10.79  Financing Agreement between          10.79 to Form 10-K      1-4698
         Coconino County, Arizona Pollution                       Year 1995
         Control Corporation and Nevada Power
         Company dated October 1, 1995
        (Series 1995E)
 10.80  Letter of Credit and Reimbursement   10.80 to Form 10-K      1-4698
         Agreement dated as of October 1,                         Year 1995
         1995 among Nevada Power Company,
         The Banks Named Herein, and Societe
         Generale, Los Angeles Branch

EXHIBIT                                      ORIGINALLY FILED
  NO.            DESCRIPTION                     AS EXHIBIT        FILE NO.
-------          -----------                 ----------------      --------
 10.81  Letter of Credit and Reimbursement   10.81 to Form 10-K      1-4698
         Agreement dated as of October 1,                         Year 1995
         1995 among Nevada Power Company,
         The Banks Named Herein, and Barclays
         Bank PLC, New York Branch
 10.82  Financing Agreement between Coconino 10.82 to Form 10-K      1-4698
         County, Arizona Pollution Control                        Year 1996
         Corporation and Nevada Power
         Company dated October 1, 1996

REPORTS ON FORM 8-K

     The Company filed no current report on Form 8-K during the quarter ended December 31, 1997.

              INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

     We consent to the incorporation by reference in Registration Statements No. 333-46567 and 333-21091 on Form S-3 and in Registration Statements No. 33-34011 and 33-61365 on Form S-8 of Nevada Power Company of our report dated February 13, 1998 incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1997.

     Our audits of the consolidated financial statements referred to in our aforementioned report also included the consolidated financial statement schedule of Nevada Power Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of Nevada Power Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Las Vegas, Nevada
March 19, 1998

                              NEVADA POWER COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                               RESERVE FOR
                                                                 DOUBTFUL
                                                                 ACCOUNTS
                                                               -----------
     BALANCE AT JANUARY 1, 1995...............................   $ 1,395
      Provision charged to income.............................     3,590
      Amounts written off, less recoveries....................    (3,658)
                                                                 -------
     BALANCE AT DECEMBER 31, 1995.............................     1,327
      Provision charged to income.............................     3,829
      Amounts written off, less recoveries....................    (2,264)
                                                                 -------
     BALANCE AT DECEMBER 31, 1996.............................     2,892
      Provision charged to income.............................     2,737
      Amounts written off, less recoveries....................    (3,338)
                                                                 -------
     BALANCE AT DECEMBER 31, 1997.............................   $ 2,291
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

     March 23, 1998           By           CHARLES A. LENZIE
                                 -------------------------------------
                                           Charles A. Lenzie
                                       Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     March 23, 1998           By           CHARLES A. LENZIE
                                 -------------------------------------
                                    Charles A. Lenzie, Chairman of
                                    the Board and Chief Executive
                                         Officer and Director
                                    (Principal Executive Officer)

     March 23, 1998           By           STEVEN W. RIGAZIO
                                 -------------------------------------
                                  Steven W. Rigazio, Vice President,
                                   Finance and Planning, Treasurer,
                                       Chief Financial Officer
                                       (Principal Financial and
                                     Principal Accounting Officer)

     March 23, 1998           By          MARY KAYE CASHMAN
                                 -------------------------------------
                                     Mary Kaye Cashman, Director

     March 23, 1998           By           MARY LEE COLEMAN
                                 -------------------------------------
                                     Mary Lee Coleman, Director

     March 23, 1998           By           FRED D. GIBSON JR.
                                 -------------------------------------
                                    Fred D. Gibson Jr., Director

     March 23, 1998           By            JOHN L. GOOLSBY
                                 -------------------------------------
                                      John L. Goolsby, Director

     March 23, 1998           By          JERRY E. HERBST
                                 -------------------------------------
                                     Jerry E. Herbst, Director

     March 23, 1998           By             MICHAEL R. NIGGLI
                                 -------------------------------------
                                  Michael R. Niggli, President, Chief
                                    Operating Officer and Director

     March 23, 1998           By            JOHN F. O'REILLY
                                 -------------------------------------
                                     John F. O'Reilly, Director

     March 23, 1998           By             FRANK E. SCOTT
                                 -------------------------------------
                                       Frank E. Scott, Director

                              By
                                 -------------------------------------
                                       Arthur M. Smith, Director

     March 23, 1998           By           JELINDO A. TIBERTI
                                 -------------------------------------
                                     Jelindo A. Tiberti, Director