Form 10-Q
period 1998-03-31
NEVADA POWER CO
filed 1998-05-06
CIK 71180

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1998                     Commission File No. 1-4698
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

           Common Stock outstanding May 4, 1998, 50,943,730 shares.
                                                 ----------
                                       1

                        PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                                                 FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
ELECTRIC REVENUES ......................................... $165,263  $155,355
OPERATING EXPENSES AND TAXES:
     Fuel .................................................   26,573    21,126
     Purchased and interchanged power .....................   51,055    53,270
     Deferred energy cost
      adjustments, net ....................................   (2,276)   (1,647)
                                                            --------  --------
      Net energy costs ....................................   75,352    72,749
     Other production operations ..........................    4,469     3,745
     Other operations .....................................   25,683    24,062
     Maintenance and repairs ..............................   12,482     9,983
     Provision for depreciation ...........................   17,711    16,175
     General taxes ........................................    5,369     5,057
     Federal income taxes .................................    2,934     4,143
                                                            --------  --------
                                                             144,000   135,914
                                                            --------  --------
OPERATING INCOME ..........................................   21,263    19,441
                                                            --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .................................    2,199     2,052
     Miscellaneous, net ...................................     (593)     (970)
                                                            --------  --------
                                                               1,606     1,082
                                                            --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .........................   22,869    20,523
                                                            --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ...........................   14,108    12,308
     Other interest .......................................      566       437
     Allowance for borrowed funds used
      during construction .................................   (1,178)     (792)
                                                            --------  --------
                                                              13,496    11,953
                                                            --------  --------
Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust .................................    2,437         -
                                                            --------  --------
NET INCOME ................................................    6,936     8,570
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ....................................................       44       987
                                                            --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ....................... $  6,892  $  7,583
                                                            ========  ========


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ..............................................   50,579    49,059
                                                            ========  ========

EARNINGS PER AVERAGE COMMON SHARE ......................... $    .14  $    .15
                                                            ========  ========
DIVIDENDS PER COMMON SHARE ................................ $    .40  $    .40
                                                            ========  ========

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                  (Unaudited)
                                                        March 31, December 31,
                                                          1998       1997
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,396,287   $2,378,296
  Less accumulated depreciation .....................     663,827      647,208
                                                       ----------   ----------
    Net plant in service ............................   1,732,460    1,731,088
  Construction work in progress .....................     178,882      158,029
  Other plant, net ..................................      70,457       71,592
                                                       ----------   ----------
                                                        1,981,799    1,960,709
                                                       ----------   ----------
INVESTMENTS .........................................      14,200       13,571
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............          46          720
  Customer receivables ..............................      66,533       71,722
  Other receivables .................................      15,177       16,415
  Fuel stock and materials and supplies .............      44,031       42,370
  Deferred energy costs .............................      33,379       30,597
  Prepayments .......................................       9,492        6,711
                                                       ----------   ----------
                                                          168,658      168,535
                                                       ----------   ----------
DEFERRED CHARGES ....................................     206,492      196,607
                                                       ----------   ----------
                                                       $2,371,149   $2,339,422
                                                       ==========   ==========

                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 50,693,751 and 50,399,746
     shares issued and outstanding, respectively ....  $   53,898   $   53,604
    Premium and unamortized expense on capital stock      670,269      662,987
    Retained earnings ...............................     103,752      117,032
                                                       ----------   ----------
                                                          827,919      833,623
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,385        3,463
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872      118,872
                                                       ----------   ----------
  Long-term debt ....................................     893,246      895,439
                                                       ----------   ----------
                                                        1,843,422    1,851,397
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes Payable .....................................      47,155            -
  Current maturities and sinking fund requirements ..       5,041       19,937
  Accounts payable ..................................      50,679       64,737
  Accrued taxes .....................................       7,789        7,543
  Accrued interest ..................................      14,971        7,284
  Deferred taxes on deferred energy costs ...........      11,683       10,709
  Customers' service deposits and other .............      40,058       37,649
                                                       ----------   ----------
                                                          177,376      147,859
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      29,179       29,544
  Deferred taxes on income ..........................     245,832      235,846
  Customers' advances for construction and other ....      75,340       74,776
                                                      -----------   ----------
                                                          350,351      340,166
                                                      -----------   ----------
                                                       $2,371,149   $2,339,422
                                                       ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $  6,936    $  8,570
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     20,537      17,828
   Deferred income taxes and investment tax credits ...      3,340         904
   Allowance for other funds used during construction .     (2,199)     (2,051)
  Changes in-
   Receivables ........................................      6,427      11,422
   Fuel stock and materials and supplies ..............     (1,961)       (821)
   Accounts payable and other current liabilities .....    (11,545)    (11,321)
   Deferred energy costs ..............................     (2,923)       (664)
   Accrued taxes and interest .........................      7,933       7,549
  Other assets and liabilities ........................     (7,313)     (3,409)
                                                          --------    --------
    Net cash provided by operating activities .........     19,232      28,007
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......    (38,196)    (41,087)
  Investment in subsidiaries and other ................       (227)        242
                                                          ---------   --------
    Net cash used in investing activities .............    (38,423)    (40,845)
                                                          ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................      7,575       8,873
  Deposit of funds held in trust ......................       (532)       (484)
  Retirement of long-term debt ........................    (16,081)     (1,258)
  Retirement of preferred stock .......................        (80)        (80)
  Change in short-term borrowing ......................     47,155      25,500
  Cash dividends ......................................    (20,221)    (20,407)
  Other financing activities ..........................        701         733
                                                          --------    --------
    Net cash provided by (used in) financing activities     18,517      12,877
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...........       (674)         39
  Beginning of period .................................        720       2,544
                                                          --------    --------
  End of period .......................................   $     46    $  2,583
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 11,303    $ 10,857
                                                          ========    ========
  Income taxes ........................................   $      -    $      -
                                                          ========    ========

See Notes to Condensed Consolidated Financial Statements.

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

(1)  CONSOLIDATION POLICY:

     The condensed consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiary, NVP Capital I. All significant intercompany transactions and balances have been eliminated in consolidation.

(2)  RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 130 (FASB 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption resulted in no material effect on the disclosures in the Company's condensed consolidated financial statements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (FASB 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for annual financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Due to recent legislation enacted in Nevada for restructuring the electric utility industry, the Company cannot predict the effect adoption of FASB 131 will have on disclosures in its condensed consolidated financial statements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 132 (FASB 132), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106, which is effective for financial statements for periods beginning after December 15, 1997. FASB 132 revises employer's disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when the above mentioned FASB statements were originally issued. The Company has not yet determined the effect adoption of FASB 132 will have on disclosures in its condensed consolidated financial statements.

(3)  FEDERAL INCOME TAXES:

     For interim financial reporting purposes, the Company reflects in the computation of the federal income tax provision liberalized depreciation based upon the expected annual used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying consolidated statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions which created this difference.

                                                              THREE MONTHS
                                                              ENDED MARCH 31,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
                                                              (In Thousands)
Federal income tax at statutory rate ......................  $ 3,771  $ 4,651
Investment tax credit amortization ........................     (365)    (365)
Other .....................................................      433      433
                                                             -------  -------

Recorded federal income taxes .............................  $ 3,839  $ 4,719
                                                             =======  =======

Federal income taxes included in-
  Operating expenses ......................................  $ 2,934  $ 4,143
  Other income, net .......................................      905      576
                                                             -------  -------

Recorded federal income taxes .............................  $ 3,839  $ 4,719
                                                             =======  =======

(4)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the Public Service Commission of Nevada (PUCN) issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PUCN order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PUCN. On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada challenging the PUCN's findings which resulted in disallowances.

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998 against the owners of the Mohave Generating Station (Mohave) alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. The owners believe the emission limits referenced in the suit are not applicable to Mohave, and filed a motion to dismiss the lawsuit in April 1998. Also, the owners previously partnered with the Environmental Protection Agency (EPA) and the National Park Service on a multi-year study to determine the impacts, if any, of Mohave emissions on visibility in the Grand Canyon (see Environmental Matters below). The environmental groups want the owners to install pollution control equipment at an estimated cost of $200 to $300 million. The Company owns a 14 percent interest in Mohave. The outcome of this action cannot be determined at this time.

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at two of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $4 million; $1.4 million has been spent to date.

     Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. Results of this study are expected in 1998. The majority owner has estimated that control costs, if required, could total between $200 and $300 million.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997.

As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $50.9 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997. The second scrubber has recently entered start-up and will be in commercial operation by November 1998, with the last scrubber unit operational by August 1999. Currently, the project is approaching 85 percent complete. The Company has spent approximately $40.7 million through December 1997 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

(5)  SHORT-TERM BORROWING:

     In April 1998, the Company obtained an additional $50 million bank revolving credit facility which expires on April 16, 1999 and pays a facility fee based on the Company's senior unsecured debt rating. Borrowing rates under the bank line are determined by both current market rates and the Company's senior unsecured debt rating.

(6)  MERGER; DIVIDEND POLICY:

     On April 30, 1998, Nevada Power Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals combination with stock and cash consideration, creating a company with a total market capitalization of approximately $4.0 billion ($2.3 billion in equity, $1.5 billion in debt and $240 million in preferred stock). In conjunction with the Company's approval of the proposed merger, the Company's Board of Directors stated that, after it considers its August 1998 dividend at the current rate of 40 cents per quarter ($1.60 per share annually), it intends to adopt the expected combined company initial annual dividend rate. This would result in an indicated annual dividend rate of $1.00 per share for periods following the August 1998 dividend payment. For further information regarding the proposed merger please refer to the Company's Securities and Exchange Commission (SEC) Form 8-K filed with the SEC on April 30, 1998.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows decreased during the first three months of 1998, as compared to 1997, primarily due to less cash being provided by operating activities partially offset by more cash being provided by financing activities. The decrease in cash being provided by operating activities was primarily due to increased energy costs. The increase in net cash provided by financing activities is primarily due to increased short-term borrowing partially offset by the repayment of the Series I first mortgage bonds (FMBs).

     On April 30, 1998, Nevada Power Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals. (See Note 6 to the condensed consolidated financial statements included in this quarterly report.)

     On April 23, 1998, the Company filed a request with the PUCN for authorization to increase energy rates by approximately $53 million under the state's deferred energy accounting procedures and cap electric rates for all customers until July 2000. The Company would retain the right to request a rate increase if costs rise substantially. Commercial customers' rates would increase by approximately $37 million and residential customers' rates would increase by approximately $16 million under the proposal. The Company is requesting the increase to cover higher costs for natural gas and purchased power. The Company is asking the PUCN to render a decision by August 1, 1998.

     The Company's customer growth rate during 1997 and 1996 was 6.4 and 7.2 percent, respectively. The increase in customers for the first three months of 1998 was at an annualized rate of 5.8 percent. At March 31, 1998, the Company provided electric service to 525,887 customers.

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

     To meet capital expenditure requirements through 1998, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), FMBs, unsecured borrowings, preferred securities and common stock issues through public offerings and the Stock Purchase and Dividend Reinvestment Plan (SPP).

     Starting April 30, 1998, the Company will use open market purchases of its common stock to meet the requirements of the SPP. Under the SPP the Company issued 1,659,764 and 273,284 shares, respectively, of its common stock in 1997 and the first three months of 1998.

     On November 20, 1997, Clark County, Nevada issued $52.3 million Series 1997A IDBs (Nevada Power Company Project) due 2032 and Coconino County, Arizona Pollution Control Corporation issued $20 million 5.8% Pollution Control Revenue Bonds (PCRBs) Series 1997B (Nevada Power Company Project) due 2032. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and are being used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing. At March 31, 1998, $53.5 million remained on deposit with the trustee.

     At their February meeting, the Company's Board of Directors approved opening access to the Company' SPP to any person or entity, whether or not currently a registered holder of the Company's common or preferred stock. Participation in the SPP was previously limited to service territory customers, employees and shareholders.

     In April 1998, the plant workers of the International Brotherhood of Electrical Workers Union (IBEW) Local 396 ratified a new contract presented by Company management. Clerical and plant workers of the IBEW have been working without contracts since February 1998. The contract for the clerical workers has not been scheduled for a vote at this time.

     In April 1998, the Company obtained an additional committed bank line for $50 million which expires on April 16, 1999. The short-term financing is expected to be utiltized to fund some of the Company's construction expenditures until long-term financing is secured.

INDUSTRY RESTRUCTURING

     On July 17, 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999 unless the PUCN determines a different date is necessary to protect the public interest. AB 366 also changed the name of the Public Service Commission to the PUCN, reduced it from five to three members, and removed the regulation of transportation matters to another agency. It is expected that the generation, aggregation (buying and reselling electricity to customers) and marketing of electricity and possibly other utility services will be deemed competitive, while transmission and distribution services will be deemed noncompetitive and will continue to be regulated. The Company is required to submit a plan to the PUCN to unbundle its integrated rates. A provider of a noncompetitive service will be prohibited from providing a potentially competitive service except through an affiliate which the PUCN has determined, after a hearing, has an arm's length relationship with the provider of the noncompetitive service. Each provider of a noncompetitive service that is necessary to the provision of a potentially competitive service is required to make its facilities or services available to all alternative sellers on equal and nondiscriminatory terms and conditions. Alternative sellers of electricity must be licensed under rules yet to be determined by the PUCN. AB 366 allows the PUCN to authorize full recovery of costs which they determine to be stranded but does not guarantee full recovery of those costs. Costs that were incurred by utilities to serve their customers with the understanding that state regulatory commissions would allow the costs to be recovered through electric rates are potentially stranded costs. The greater part of the Company's potentially stranded costs are related to contracts with qualifying facilities all of which were previously approved by the PUCN. The PUCN shall designate a vertically integrated electric utility or another entity to provide electric service to customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller. The provider of last resort so designated by the PUCN is obligated to provide electric service to those customers. The PUCN may authorize the right to buy from alternative sellers in gradual phases. The rate charged for residential service for customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller must not exceed the rate charged for that service on July 1, 1997, however, the PUCN may approve an increase in residential rates in an amount necessary to ensure recovery by the Company of its just and reasonable costs. The residential rate restriction will remain in place until 2003. Two-tenths of one percent of all electric energy sold must come from a renewable resource produced in Nevada by January 1, 2001. Fifty percent of this energy must be derived from solar power. Every two years the standard increases by two-tenths of one percent until a total of one percent of all electricity consumed comes from renewable resources.

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

     In its Order dated November 4, 1997, the PUCN designated unbundled services in eight major categories with twenty-six unbundled services in total. The major categories include Generation Capacity and Energy Supply, Generation Services Necessary to Support Transmission Service, Arranging for Power Supplies, Power Delivery, End-Use Metering, Customer Accounting, Marketing and Sales, and Public Good Services. The PUCN evaluated the cost unbundling methodologies for the unbundled services set forth in its Order and, after hearings, issued an Interim Order describing the process the parties should follow to complete developing cost unbundling methodologies and to work toward consensus on that issue. Subsequently, the PUCN stated in an Interim Order dated March 5, 1998 that the majority of the conclusions of the Cost Unbundling Consensus Report should be adopted. Additionally, on March 19, 1998, a second Cost Unbundling Consensus Report on resolution of most of the final issues was filed with the PUCN. All parties will hold a workshop in April to discuss and reach consensus on the final issues that remain.

     The PUCN has the authority to classify a service as a potentially competitive service if it finds the service meets specific requirements. The PUCN has proposed regulations and held a hearing on the contents of applications by any person seeking a designation of an unbundled service as potentially competitive.

     On January 21, 1998, the PUCN issued an Order to solicit comments on the Classification of Components of Electric Service as Potentially Competitive Services; Non-price Terms and Conditions for Distribution Tariffs; Licensing of Alternative Sellers; and Consumer Protection. As requested by the PUCN, comments were filed on the Classification of Electric Service as Potentially Competitive Services and workshops were held. The services which were discussed as potentially competitive were billing, customer service, metering, demand management services and physical connection.

     Comments were filed with the PUCN on Non-Price Terms and Conditions for Distribution Tariffs and a workshop was held. The main topics of discussion were physical distribution facilities and services, eligibility to obtain distribution service, packaging of services, processing requests and denial of service, informational interaction, safety and reliability.
                                      10

     On March 4, 1998 the PUCN issued a Notice of Request for Comments on proposed regulation intended to address the competitive provision of services by the utility distribution company and its affiliates. Comments were filed and workshops were held where several of the major issues discussed were the use of the corporate family name and logo, shared corporate support functions, consistent application of the rule, cross subsidization of costs, violations and sanctions. A revised proposed regulation will be issued by the PUCN and parties will be requested to comment.

     Comments on Licensing of Alternative Sellers and Consumer Protection were filed and workshops held. During the Licensing portion of the workshops, the primary issues discussed were types of licenses, by services offered and customers served, and financial viability. The main topics of discussion during the Consumer Protection workshop were standardized disclosure, uniform contracts, allocation of partial payments, labeling and the Consumer Bill of Rights.

     On April 23, 1998, the PUCN issued an Order to solicit comments in response to questions and issues related to load pockets, treatment of transition costs and provider of last resort service. PUCN workshops have been scheduled for May and June 1998 on these issues.

CONTINUING APPLICABILITY OF FASB 71

     The Company's rates are currently subject to approval by the PUCN and are designed to recover the Company's costs of providing services to its customers. A primary difference between a rate regulated entity and an unregulated entity is the timing of recognizing certain assets and expenses for financial reporting purposes. The Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FASB 71), prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying FASB 71 include the following:
(i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services, (iii) rates set at levels that will recover costs, can be charged to and collected from customers. If the Company determines as a result of competitive changes in Nevada, PUCN orders or otherwise that its business, or a portion of its business, fails to meet any of these three criteria of FASB 71, it may have to eliminate from its Consolidated Financial Statements the related transactions prescribed by the regulators that would not have been recognized if it had been a non-regulated company, which could result in an impairment of or write-off of utility assets. The Company believes, however, that it continues to meet the criteria for operating as a rate regulated entity, as prescribed by FASB 71.

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on several issues which have arisen due to deregulation of the electric utility industry and the continuing applicability of FASB 71. The EITF reached a consensus that a company should stop applying FASB 71 to a separable portion of its business when deregulatory legislation or a rate order which results in deregulation gives enough detail for the company to reasonably determine how the transition plan to deregulation will effect that separable portion. Once FASB 71 is no longer applied to that separable portion of the business it will be disclosed separately in the company's financial statements. Any regulatory assets and liabilities that originated in that separable portion of the company should be evaluated on the basis of which portion of the business the regulated cash flows to settle them will come from and will not be eliminated until they are recovered, individually impaired or eliminated by the regulator or the portion of the business where the regulated cash flows come from can no longer apply FASB 71. Any new regulatory assets and liabilities are recognized within the portion of the company where the regulated cash flows for their recovery or settlement are derived and are eliminated in the same manner as existing regulatory assets and liabilities as described above.

YEAR 2000

     The Company has begun changing its computer programs and systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company believes the impact the year 2000 issue will have on its business applications will not be material. The Company is still reviewing this issue for its electrical system equipment. A plan is in progress to identify and correct problems related to the year 2000 issue.

                OPERATING RESULTS OF THE FIRST QUARTER OF 1998
                       COMPARED TO FIRST QUARTER OF 1997

     Earnings per average common share were fourteen cents for the first quarter of 1998, compared to fifteen cents for the same period in 1997. The decrease in earnings available for common was primarily due to the first quarter 1997 sale of sulfur dioxide emission allowances, the distribution requirements on company-obligated preferred securities of a subsidiary trust due to the issuance of the Quarterly Income Preferred Securities (QUIPS) and additional interest expense. Revenues increased primarily due to an energy rate increase effective February 1, 1998. The average number of customers increased 6.48 percent and kilowatthour sales, excluding sales for resale, were up 6.67 percent, as compared to the first quarter of 1997.

     Fuel expense increased $5.4 million due to increased generation and higher average fuel rates. Purchased power decreased $2.2 million due to decreased power purchases. Maintenance and repairs increased $2.5 million due mainly to increased maintenance expense at the Reid Gardner Generating Station. Depreciation expense increased $1.5 million because of a growing asset base. Interest on long term debt increased by $1.8 million primarily due to the new Series 1997A $52.3 million IDBs and Series 1997B $20 million PCRBs and the remarketing at fixed rates of variable rate revenue bonds $76.75 million Series 1995A, $44 million Series 1995C, $20.3 million Series 1995D and $13 million Series 1995E. Distribution requirements on company-obligated preferred securities of a subsidiary trust increased by $2.4 million due to the issuance of the QUIPS.

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

         Form 8-K filed on April 30, 1998.



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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: May 6, 1998                                  Steven W. Rigazio
      -----------
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer