Form 10-Q
period 1998-06-30
NEVADA POWER CO
filed 1998-08-13
CIK 71180

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1998                     Commission File No. 1-4698
                  -------------                                         ------

                                     Nevada Power Company
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)




           Nevada                                                88-0045330
-------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89146
------------------------------------------                           ---------
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

                  Common Stock outstanding August 11, 1998, 51,279,938 shares.
                                                            ----------

                                 PART I.  FINANCIAL INFORMATION

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (In Thousands, Except Per Share Amounts)
                                           (Unaudited)
                                              FOR THE             FOR THE
                                           THREE MONTHS          SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                         ------------------  ------------------
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
ELECTRIC REVENUES ......................$198,935  $199,970  $364,198  $355,324

OPERATING EXPENSES AND TAXES:
     Fuel ..............................  30,848    34,435    57,421    55,561
     Purchased and interchanged power ..  77,142    75,251   128,197   128,521
     Deferred energy cost
      adjustments, net ................. (10,144)  (19,953)  (12,420)  (21,601)
                                        --------  --------  --------  --------
      Net energy costs .................  97,846    89,733   173,198   162,481
     Other production operations .......   5,433     5,241     9,902     8,986
     Other operations ..................  27,546    24,189    53,229    48,251
     Maintenance and repairs ...........  15,225    17,620    27,707    27,603
     Provision for depreciation ........  17,845    16,011    35,556    32,186
     General taxes .....................   5,784     5,401    11,153    10,458
     Federal income taxes ..............   4,468     9,478     7,402    13,621
                                        --------  --------  --------  --------
                                         174,147   167,673   318,147   303,586
                                        --------  --------  --------  --------
OPERATING INCOME .......................  24,788    32,297    46,051    51,738
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ..............   2,714     2,102     4,913     4,154
     Miscellaneous, net ................    (449)     (726)   (1,042)   (1,696)
                                        --------  --------  --------  --------
                                           2,265     1,376     3,871     2,458
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS ......  27,053    33,673    49,922    54,196
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ........  14,417    12,655    28,525    24,964
     Other interest ....................   1,273       311     1,839       747
     Allowance for borrowed funds used
      during construction ..............  (1,520)     (546)   (2,698)   (1,339)
                                        --------  --------  --------  --------
                                          14,170    12,420    27,666    24,372
                                        --------  --------  --------  --------
Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust ..............   2,437     2,383     4,874     2,383
                                        --------  --------  --------  --------
NET INCOME .............................  10,446    18,870    17,382    27,441
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK .................................      45        47        89     1,034
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ....$ 10,401  $ 18,823  $ 17,293  $ 26,407
                                        ========  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ...........................  50,920    49,526    50,751    49,294
                                        ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE ......$    .20  $    .38  $    .34  $    .54
                                        ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE .............$    .40  $    .40  $    .80  $    .80
                                        ========  ========  ========  ========

See Notes to Condensed Consolidated Financial Statements.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                                     (Unaudited)
                                                        June 30,  December 31,
                                                          1998       1997
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,468,051   $2,378,296
  Less accumulated depreciation .....................     679,683      647,208
                                                       ----------   ----------
    Net plant in service ............................   1,788,368    1,731,088
  Construction work in progress .....................     184,018      158,029
  Other plant, net ..................................      69,334       71,592
                                                       ----------   ----------
                                                        2,041,720    1,960,709
                                                       ----------   ----------
INVESTMENTS .........................................      20,589       13,571
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............         575          720
  Customer receivables ..............................      95,466       71,722
  Other receivables .................................      15,333       16,415
  Fuel stock and materials and supplies .............      38,787       42,370
  Deferred energy costs .............................      43,495       30,597
  Prepayments .......................................       4,663        6,711
                                                       ----------   ----------
                                                          198,319      168,535
                                                       ----------   ----------
DEFERRED CHARGES ....................................     206,018      196,607
                                                       ----------   ----------
                                                       $2,466,646   $2,339,422
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 51,050,838 and 50,399,746
     shares issued and outstanding, respectively ....  $   54,256   $   53,604
    Premium and unamortized expense on capital stock      678,394      662,987
    Retained earnings ...............................      93,855      117,032
                                                       ----------   ----------
                                                          826,505      833,623
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,385        3,463
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872      118,872
                                                       ----------   ----------
  Long-term debt ....................................     892,858      895,439
                                                       ----------   ----------
                                                        1,841,620    1,851,397
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes payable .....................................     125,298            -
  Current maturities and sinking fund requirements ..       5,148       19,937
  Accounts payable ..................................      68,943       64,737
  Accrued taxes .....................................       7,016        7,543
  Accrued interest ..................................       8,833        7,284
  Deferred taxes on deferred energy costs ...........      15,223       10,709
  Customers' service deposits and other .............      40,374       37,649
                                                       ----------   ----------
                                                          270,835      147,859
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      28,813       29,544
  Deferred taxes on income ..........................     248,608      235,846
  Customers' advances for construction and other ....      76,770       74,776
                                                       ----------   ----------
                                                          354,191      340,166
                                                       ----------   ----------
                                                       $2,466,646   $2,339,422
                                                       ==========   ==========
See Notes to Condensed Consolidated Financial Statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 17,382    $ 27,441
  Adjustments to reconcile net income to net cash
     provided by operating activities-
   Depreciation and amortization ......................     41,984      36,213
   Deferred income taxes and investment tax credits ...      7,040       8,135
   Allowance for other funds used during construction .     (4,913)     (4,154)
  Changes in-
   Receivables ........................................    (22,661)    (29,838)
   Fuel stock and materials and supplies ..............      2,835      (1,119)
   Accounts payable and other current liabilities .....      6,768       4,574
   Deferred energy costs ..............................    (13,873)    (20,224)
   Accrued taxes and interest .........................      1,022       1,318
  Other assets and liabilities ........................     (4,027)      1,701
                                                          --------    --------
    Net cash provided by operating activities .........     31,557      24,047
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (114,834)    (97,320)
  Investment in subsidiaries and other ................     (1,611)       (403)
                                                          --------    --------
    Net cash used in investing activities .............   (116,445)    (97,723)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     16,058      17,908
  Issuance of company-obligated mandatorily
    redeemable preferred securities ...................          -     118,872
  Deposit of funds held in trust ......................     (1,049)     (1,063)
  Retirement of long-term debt ........................    (17,189)     (2,546)
  Retirement of preferred stock .......................        (80)    (38,080)
  Change in short-term borrowing ......................    125,298      18,000
  Cash dividends ......................................    (40,563)    (41,257)
  Other financing activities ..........................      2,268         (39)
                                                          --------    --------
    Net cash provided by financing activities .........     84,743      71,795
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net decrease during the period ......................       (145)     (1,881)
  Beginning of period .................................        720       2,544
                                                          --------    --------
  End of period .......................................   $    575    $    663
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 36,500    $ 31,328
                                                          ========    ========
  Income taxes ........................................   $      -    $  3,010
                                                          ========    ========
See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which, in the opinion of management are necessary for a fair presentation and are of a normally recurring nature. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report. Certain prior period amounts have been reclassified, with no effect on income or common shareholders' equity, to conform with the current period presentation.

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

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 132 (FASB 132), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106, which is effective for financial statements for fiscal years beginning after December 15, 1997. FASB 132 revises employer's disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when the above mentioned FASB statements were originally issued. The adoption resulted in no material effect on the disclosures in the Company's condensed consolidated financial statements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 (FASB 133), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. FASB 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of FASB 133 will have no material effect on the disclosures in the Company's condensed consolidated financial statements.

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

                                        THREE MONTHS        SIX MONTHS
                                       ENDED JUNE 30,     ENDED JUNE 30,
                                      ----------------   ----------------
                                       1998     1997      1998     1997
                                      -------  -------   -------  -------
                                       (In Thousands)     (In Thousands)
Federal income tax at statutory rate .$ 5,661  $10,197   $ 9,432  $14,848
Investment tax credit amortization ...   (365)    (365)     (730)    (730)
Other ................................    433      433       865      866
                                      -------  -------   -------  -------
Recorded federal income taxes ........$ 5,729  $10,265   $ 9,567  $14,984
                                      =======  =======   =======  =======
Federal income taxes included in-
  Operating expenses .................$ 4,468  $ 9,478   $ 7,402  $13,621
  Other income, net ..................  1,261      787     2,165    1,363
                                      -------  -------   -------  -------
Recorded federal income taxes ........$ 5,729  $10,265   $ 9,567  $14,984
                                      =======  =======   =======  =======
(4)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the Public Utilities Commission of Nevada (PUCN) issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PUCN order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PUCN. On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada challenging the PUCN's findings which resulted in disallowances.

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998 against the owners of the Mohave Generating Station (Mohave) alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. The owners believe the emission limits referenced in the suit are not applicable to Mohave, and filed a motion to dismiss the lawsuit in April 1998. Also, the owners previously partnered with the Environmental Protection Agency (EPA) and the National Park Service on a multi-year study to determine the impacts, if any, of Mohave emissions on visibility in the Grand Canyon (see the following paragraph). The environmental groups want the owners to install pollution control equipment at an estimated cost of $200 to $300 million. The Company owns a 14 percent interest in Mohave. The outcome of this action cannot be determined at this time.

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

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $50.9 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997. The second scrubber entered start-up April 6, 1998 and will be in commercial operation by November 1998, with the last scrubber unit operational by August 1999. Currently, the project is approaching 92 percent complete. The Company has spent approximately $42.9 million through April 1998 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

(5)  SHORT-TERM BORROWING:

     In April 1998, the Company obtained an additional $50 million bank revolving credit facility which expires on April 16, 1999 and pays a facility fee based on the Company's senior unsecured debt rating. Borrowing rates under the bank line are determined by both current market rates and the Company's senior unsecured debt rating.

(6)  MERGER; DIVIDEND POLICY:

     On April 30, 1998, Nevada Power Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals combination with stock and cash consideration. Based upon then current market prices and expected financing requirements, the combination would create a company with a total market capitalization of approximately $4.0 billion ($2.3 billion in equity, $1.5 billion in debt and $240 million in preferred stock). In conjunction with the Company's approval of the proposed merger, the Company's Board of Directors stated that, beginning with the November 1998 dividend, it intends to adopt the expected combined company initial annual dividend rate. This would result in an indicated annual dividend rate of $1.00 per share for periods following the August 1998 dividend payment. For further information regarding the proposed merger please refer to the Company's Form 8-K filed with the SEC on April 30, 1998.

     On July 7, 1998 Sierra Pacific Resources and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. In the filing, Sierra Pacific Resources and Nevada Power Company propose selling their generating plants if the merger is completed and a long-term freeze in prices for regulated utility services (transmission and distribution). Capital raised by the sale of generating plants will be reinvested primarily in new transmission and distribution facilities. An incentive mechanism through which net merger and other benefits are shared by customers and investors has also been proposed. Among other issues addressed in the PUCN merger application are: the impact of the merger on competition and electricity prices; operation of the electric transmission system to ensure competing energy suppliers have equal access to customers; and benefits of the merger to employees and stockholders. For further information regarding this filing please refer to the Company's SEC Form 8-K filed with the SEC on July 8, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows increased during the first six months of 1998, as compared to 1997, primarily due to more cash being provided by operating activities and more cash being provided by financing activities partially offset by more cash being used in investing activities. The increase in cash being provided by operating activities was primarily due to an energy rate increase effective February 1, 1998. The increase in cash used in investing activities was primarily due to increased construction expenditures. The increase in net cash provided by financing activities was primarily due to increased short-term borrowing.

     On April 30, 1998, Nevada Power Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals. On July 7, 1998 Sierra Pacific Resources and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. (See Note 6 to the condensed consolidated financial statements included in this quarterly report.)

     In April 1998, the Company filed a request with the PUCN for authorization to increase energy rates under the state's deferred energy accounting procedures by approximately $43 million for increased energy costs and $9.9 million for remaining issues from the 1997 deferred energy rate case. If the $9.9 million energy rate case is approved, residential customers' rates will increase $4.3 million and all other customers' rates $5.6 million.

      The $43 million energy rate increase request was dismissed by the PUCN on July 15, 1998. After the dismissal, the Company immediately filed a request with the PUCN for authorization to increase energy rates by approximately $49 million using a different test period. If approved by the PUCN, residential customers' rates will increase by $13 million and commercial customers' rates will increase by $36 million. The Company has requested the new rates be effective September 1, 1998, however, the PUCN has 180 days to render a final decision. The Company is requesting the increase in energy rates to recover higher costs for natural gas and purchased power.

     The Company's customer growth rate during 1997 and 1996 was 6.4 and 7.2 percent, respectively. The increase in customers for the first six months of 1998 was at an annualized rate of 6.0 percent. At June 30, 1998, the Company provided electric service to 533,842 customers.

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

     To meet capital expenditure requirements through 1998, the Company plans to utilize internally generated cash, the proceeds from industrial development revenue bonds (IDBs), FMBs, unsecured borrowings, preferred securities and common stock issues through public offerings.

     The Company uses open market purchases of its common stock to meet the requirements of the Stock Purchase and Dividend Reinvestment Plan (SPP). Under the SPP the Company issued 1,515,716 and 605,643 shares, respectively, of its common stock in 1997 and the first six months of 1998.

     On November 20, 1997, Clark County, Nevada issued $52.3 million Series 1997A IDBs (Nevada Power Company Project) due 2032 and Coconino County, Arizona Pollution Control Corporation issued $20 million 5.8% Pollution Control Revenue Bonds (PCRBs) Series 1997B (Nevada Power Company Project) due 2032. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and are being used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing. At June 30, 1998, $54.0 million remained on deposit with the trustee.

     In April 1998, the Company obtained an additional committed bank line for $50 million which expires on April 16, 1999. The short-term financing is expected to be utilized to fund some of the Company's construction expenditures until long-term financing is secured.

     In April 1998, the plant workers of the International Brotherhood of Electrical Workers Union (IBEW) Local 396 ratified a new contract presented by Company management. Clerical and plant workers of the IBEW have been working without contracts since February 1998. The contract for the clerical workers has not been scheduled for a vote at this time.

INDUSTRY RESTRUCTURING

     In July 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. In August 1997, the PUCN opened an investigatory docket of the issues to be considered as a result of restructuring of the electric industry. For a detailed discussion of AB 366 and the investigatory docket please see the Company's 1997 Annual Report to Shareholders.

       In its Order dated November 4, 1997, the PUCN designated unbundled services in eight major categories with twenty-six unbundled services in total. The major categories include Generation Capacity and Energy Supply, Generation Services Necessary to Support Transmission Service, Arranging for Power Supplies, Power Delivery, End-Use Metering, Customer Accounting, Marketing and Sales, and Public Good Services. The PUCN evaluated the cost unbundling methodologies for the unbundled services set forth in its Order and, after hearings, issued an Interim Order describing the process the parties should follow to complete developing cost unbundling methodologies and to work toward consensus on that issue. Subsequently, the PUCN stated in an Interim Order dated March 5, 1998 that the majority of the conclusions of the Cost Unbundling Consensus Report should be adopted. Additionally, on March 19, 1998, a second Cost Unbundling Consensus Report on resolution of most of the final issues was filed with the PUCN. Informal workshops involving only the interested parties were held in April, May, June and July to discuss final issues regarding transmission and distribution demarcation. A hearing was held late in July 1998.

       The PUCN has the authority to classify a service as a potentially competitive service if it finds the service meets specific requirements. As requested by the PUCN, comments were filed on the Classification of Electric Service as Potentially Competitive Services and workshops were held. The services which were discussed as potentially competitive were billing, customer service, metering, demand management services and physical connection. On June 8, 1998, the PUCN issued an Order Identifying Potentially Competitive Services. Based on PUCN findings, metering, billing and customer service are classified as potentially competitive services. On June 23, 1998, the Company filed a Motion for Reconsideration and Rehearing of this Order. The Company is concerned that the validity of the Order could be challenged because a public hearing creating an evidentiary record was not held. The PUCN granted the petition on July 15. The Company is ordered to file an application for designation of any components of electric service as potentially competitive by August 26. Any person seeking a designation of an unbundled service as potentially competitive can file an application with the PUCN. A proposed rule was issued to set standards for the contents of this application and a hearing was held. On May 14, 1998, the PUCN voted on and issued a revised proposed rule. A public hearing is scheduled for August 19 to discuss the comments to be filed on August 13 by all interested parties.

       Comments were filed with the PUCN on Non-Price Terms and Conditions for Distribution Tariffs and a workshop was held. The main topics of discussion were physical distribution facilities and services, eligibility to obtain distribution service, packaging of services, processing requests and denial of service, informational interaction, safety and reliability. On June 4, 1998, the PUCN voted on and issued a proposed rule. A public hearing is scheduled for September 14 to discuss the comments to be filed on September 3 by all interested parties.

      Comments on Licensing of Alternative Sellers and Consumer Protection were filed and workshops held. During the Licensing portion of the workshops, the primary issues discussed were types of licenses, by services offered and customers served, and financial viability. The main topics of discussion during the Consumer Protection workshop were standardized disclosure, uniform contracts, allocation of partial payments, labeling and the Consumer Bill of Rights. On June 26, 1998, the PUCN voted on and issued proposed rules on the Alternative Sellers' Licensing and Consumer Protection Requirements. A public hearing is scheduled for September 14 to discuss the comments to be filed on September 3 by all interested parties.

       On March 4, 1998 the PUCN issued a Notice of Request for Comments on proposed regulation intended to address the competitive provision of services by the utility distribution company and its affiliates. Comments were filed and workshops were held where several of the major issues discussed were the use of the corporate family name and logo, shared corporate support functions, consistent application of the rule, cross subsidization of costs, violations and sanctions. A revised proposed regulation was subsequently issued by the PUCN. A hearing was held on June 30 and was continued on July 20 and 21. Another revised proposed regulation will be issued by the PUCN as a result of those hearings.

       On  April 23,  1998, the  PUCN issued  an Order  to solicit  comments in response to questions and issues related to Load Pockets, Treatment of Transition Costs (costs which include the difference between the market value and book value of an asset or obligation; and the incremental costs required to bring about a competitive market that would not have been incurred but for competition), and Provider of Last Resort Service. Comments were filed and PUCN workshops were held on these issues.

       The PUCN requested additional information on Provider of Last Resort Service issues, which were filed on June 30. The Provider of Last Resort shall be designated by the PUCN. This entity will provide electric service to customers who are unable to obtain electric service from an alternative seller or who fail to select an alternative seller.

       Informal workshops involving only the interested parties were held in June, July and August on Load Pockets and issues related to the administration of the transmission system. A load pocket is defined to exist when the Nevada Power Company's control area can not be completely served by firm purchase power due to transmission line capacity limitations. Under these conditions some internal generation "must run" to meet the system requirements. In response to Procedural Order Number Four issued by the PUCN on July 15, a consensus report is due on August 14 regarding the formation of an Independent Scheduling Administrator. A formal workshop is scheduled for August 24 if full consensus is not reached. No later than September 1, 1998, the parties are required to submit a report outlining the proposal for a generation aggregation tariff with a workshop to follow on September 9.

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

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on several issues which have arisen due to deregulation of the electric utility industry and the continuing applicability of FASB 71. The EITF reached a consensus that a company should stop applying FASB 71 to a separable portion of its business when deregulatory legislation or a rate order which results in deregulation gives enough detail for the company to reasonably determine how the transition plan to deregulation will effect that separable portion. Once FASB 71 is no longer applied to that separable portion of the business, it will be disclosed separately in the company's financial statements. Any regulatory assets and liabilities that originated in that separable portion of the company should be evaluated on the basis of which portion of the business the regulated cash flows to settle them will come from and will not be eliminated until they are recovered, individually impaired or eliminated by the regulator or the portion of the business where the regulated cash flows come from can no longer apply FASB 71. Any new regulatory assets and liabilities are recognized within the portion of the company where the regulated cash flows for their recovery or settlement are derived and are eliminated in the same manner as existing regulatory assets and liabilities as described above.

YEAR 2000

The Company has made Year 2000 readiness a top priority for all of its departments. With officer oversight, the Company is committed to reviewing all of its computers, software programs and electrical systems to verify that appropriate actions are being taken in order to be Year 2000 ready, including the ability to process, calculate, compare and sequence date data into the next century, and, to make all necessary leap year corrections. A plan is in progress to identify, correct and test problems related to the year 2000 issue, including verification of the level of Year 2000 readiness of business partners and suppliers. A data base will be used to identify and track the progress of work on each phase. The Company has also engaged in contingency planning and is working cooperatively with utility and non-utility suppliers, generation and transmission operators, and regional organizations such as the Western States Coordinating Council to develop external contingency plans. The Company's Year 2000 readiness activities are well under way currently and are scheduled to achieve readiness by the third quarter of 1999 to allow time to address any unforeseen contingencies. The estimated total cost to the Company of addressing Year 2000 readiness is in the range of $7 to $15 million, including capital expenditures and operating expenses. The risk of a materially incomplete or untimely resolution of the Year 2000 problems by the Company, its major suppliers or its major customers would be the Company's inability to reliably supply electricity to customers as a result of the failure of the generation, transmission or distribution systems. The PUCN has opened an investigatory proceeding to review Year 2000 issues for natural gas, electric and water utilities in Nevada.

                   OPERATING RESULTS OF THE SECOND QUARTER OF 1998
                         COMPARED TO SECOND QUARTER OF 1997

     Earnings per average common share were 20 cents for the first quarter of 1998, compared to 38 cents for the same period in 1997. The decrease in earnings available for common stock was primarily due to reduced revenues and increased interest expense. Revenues decreased primarily due to extremely mild weather in 1998 partially offset by an energy rate increase effective February 1, 1998. The average number of customers increased 6.33 percent, however, kilowatthour sales, excluding sales for resale, were down 7.81 percent, as compared to the second quarter of 1997.

     Fuel expense decreased $3.6 million due to decreased generation. Purchased power increased $1.9 million due to higher average purchased power costs. Other operations expense increased $3.4 million primarily due to increased administrative and general expense. Maintenance and repairs expense decreased $2.4 million due to higher maintenance expense in 1997 for Reid Gardner Generating Station. Depreciation expense increased $1.8 million because of a growing asset base. Interest on long term debt increased by $1.8 million primarily due to the issuance in November 1997 of the new Series 1997A $52.3 million IDBs and Series 1997B $20 million PCRBs and the remarketing at fixed rates in January 1998 of variable rate revenue bonds $76.75 million Series 1995A, $44 million Series 1995C, $20.3 million Series 1995D and $13 million Series 1995E.

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

             OPERATING RESULTS OF THE FIRST SIX MONTHS OF 1998
                    COMPARED TO FIRST SIX MONTHS OF 1997

     Earnings per average common share were 34 cents for the first six months of 1998, compared to 54 cents for the same period in 1997. The decrease in earnings available for common stock was primarily due to decreased kilowatthour sales and increased other operations expense, interest expense and the distribution requirements on the Quarterly Income Preferred Securities (QUIPS). Revenues increased primarily due to an energy rate increase effective February 1, 1998 which was partially offset by extremely mild weather during 1998. Even though the average number of customers increased 6.41 percent, kilowatthour sales, excluding sales for resale, were down 1.5 percent, as compared to the first six months of 1997.

     Fuel expense increased $1.9 million due to increased generation. Other operations expense increased $5.0 million primarily due to increased administrative and general expense. Depreciation expense increased $3.4 million because of a growing asset base. Interest on long term debt increased by $3.6 million primarily due to the issuance in November 1997 of the new Series 1997A $52.3 million IDBs and Series 1997B $20 million PCRBs and the remarketing at fixed rates in January 1998 of variable rate revenue bonds $76.75 million Series 1995A, $44 million Series 1995C, $20.3 million Series 1995D and $13 million Series 1995E. Distribution requirements on company-obligated preferred securities of a subsidiary trust increased by $2.5 million due to the issuance in April 1997 of the QUIPS.

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

         Exhibits Filed                       Description
         --------------                       -----------
         27                                   Financial Data Schedule

     b.  Reports on Form 8-K.

         Form 8-K filed on April 30, 1998.
         Form 8-K filed on July 8, 1998.


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


                                                   Nevada Power Company
                                                   --------------------
                                                        (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: August 13, 1998                                  Steven W. Rigazio
      ---------------
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer