Form 10-Q
period 1998-09-30
NEVADA POWER CO
filed 1998-11-06
CIK 71180

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended September 30, 1998                 Commission File No. 1-4698
                  ------------------                                     ------

                                     Nevada Power Company
                    (Exact name of registrant as specified in its charter)
                    ------------------------------------------------------



           Nevada                                                88-0045330
-------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                               89146
------------------------------------------                            ---------
(Address of principal executive offices)                             (Zip Code)



                                     (702) 367-5000
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)




------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

         Common Stock outstanding November 3, 1998, 51,265,117 shares.
                                                    ----------

                        PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                              FOR THE             FOR THE
                                           THREE MONTHS        NINE MONTHS
                                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------  --------  --------  --------
ELECTRIC REVENUES ......................$327,776  $284,994  $691,974  $640,318

OPERATING EXPENSES AND TAXES:
     Fuel ..............................  58,291    49,712   115,712   105,272
     Purchased and interchanged power .. 104,361    96,821   232,558   225,342
     Deferred energy cost
      adjustments, net ................. (18,206)  (24,797)  (30,626)  (46,397)
                                        --------  --------  --------  --------
      Net energy costs ................. 144,446   121,736   317,644   284,217
     Other production operations .......   6,399     6,168    16,301    15,154
     Other operations ..................  31,756    27,079    84,985    75,330
     Maintenance and repairs ...........  11,750    13,610    39,457    41,213
     Provision for depreciation ........  18,236    16,747    53,792    48,933
     General taxes .....................   5,739     5,282    16,892    15,740
     Federal income taxes ..............  32,531    27,889    39,933    41,510
                                        --------  --------  --------  --------
                                         250,857   218,511   569,004   522,097
                                        --------  --------  --------  --------
OPERATING INCOME .......................  76,919    66,483   122,970   118,221
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ..............   2,011     2,116     6,924     6,270
     Miscellaneous, net ................    (321)   (1,046)   (1,363)   (2,742)
                                        --------  --------  --------  --------
                                           1,690     1,070     5,561     3,528
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS ......  78,609    67,553   128,531   121,749
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ........  13,522    12,583    42,047    37,546
     Other interest ....................   2,188       407     4,027     1,155
     Allowance for borrowed funds used
      during construction ..............  (1,525)     (621)   (4,223)   (1,960)
                                        --------  --------  --------  --------
                                          14,185    12,369    41,851    36,741
                                        --------  --------  --------  --------
Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust ..............   2,437     2,437     7,311     4,820
                                        --------  --------  --------  --------
NET INCOME .............................  61,987    52,747    79,369    80,188
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK .................................      42        46       131     1,080
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ....$ 61,945  $ 52,701  $ 79,238  $ 79,108
                                        ========  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES

 OUTSTANDING ...........................  51,198    49,902    50,902    49,499
                                        ========  ========  ========  ========

EARNINGS PER AVERAGE COMMON SHARE ......$   1.21  $   1.06  $   1.56  $   1.60
                                        ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE .............$    .40  $    .40  $   1.20  $   1.20
                                        ========  ========  ========  ========

See Notes to Condensed Consolidated Financial Statements.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                  (Unaudited)
                                                    September 30, December 31,
                                                          1998       1997
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,452,330   $2,378,296
  Less accumulated depreciation .....................     689,706      647,208
                                                       ----------   ----------
    Net plant in service ............................   1,762,624    1,731,088
  Construction work in progress .....................     254,548      158,029
  Other plant, net ..................................      68,162       71,592
                                                       ----------   ----------
                                                        2,085,334    1,960,709
                                                       ----------   ----------
INVESTMENTS .........................................      22,977       13,571
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............       1,027          720
  Customer receivables ..............................     126,060       71,722
  Other receivables .................................      16,464       16,415
  Receivable for proceeds from sale of Company-
   obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital III.......................................      70,000            -
  Fuel stock and materials and supplies .............      36,564       42,370
  Deferred energy costs .............................      63,170       30,597
  Prepayments .......................................       4,039        6,711
                                                       ----------   ----------
                                                          317,324      168,535
                                                       ----------   ----------
DEFERRED CHARGES ....................................     209,858      196,607
                                                       ----------   ----------
                                                       $2,635,493   $2,339,422
                                                       ==========   ==========
                        CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 51,265,117 and 50,399,746
     shares issued, respectively ....................  $   53,886   $   53,604
    Premium and unamortized expense on capital stock      683,713      662,987
    Retained earnings ...............................     135,370      117,032
                                                       ----------   ----------
                                                          872,969      833,623
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,265        3,463
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872      118,872
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital III, holding solely $72.2 million principal
   amount of 7.75% junior subordinated debentures of
   the Company, due 2038 ............................      70,000            -
  Long-term debt ....................................     898,109      895,439
                                                       ----------   ----------
                                                        1,963,215    1,851,397
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes payable .....................................     103,290            -
  Current maturities and sinking fund requirements ..       5,258       19,937
  Accounts payable ..................................      84,768       64,737
  Accrued taxes .....................................      38,904        7,543
  Accrued interest ..................................      15,348        7,284
  Deferred taxes on deferred energy costs ...........      22,110       10,709
  Customers' service deposits and other .............      42,610       37,649
                                                       ----------   ----------
                                                          312,288      147,859
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      28,449       29,544
  Deferred taxes on income ..........................     250,253      235,846
  Customers' advances for construction and other ....      81,288       74,776
                                                       ----------   ----------
                                                          359,990      340,166
                                                       ----------   ----------
                                                       $2,635,493   $2,339,422
                                                       ==========   ==========
See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 79,369    $ 80,188
  Adjustments to reconcile net income to net cash
     provided by operating activities-
   Depreciation and amortization ......................     63,499      56,392
   Deferred income taxes and investment tax credits ...     10,843      15,944
   Allowance for other funds used during construction .     (6,924)     (6,270)
  Changes in-
   Receivables ........................................    (54,257)    (54,704)
   Fuel stock and materials and supplies ..............      5,806      (3,978)
   Accounts payable and other current liabilities .....     24,989      24,771
   Deferred energy costs ..............................    (33,373)    (45,098)
   Accrued taxes and interest .........................     39,425      26,122
  Other assets and liabilities ........................     (5,513)     (1,163)
                                                          --------    --------
    Net cash provided by operating activities .........    123,864      92,204
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (179,989)   (135,076)
  Investment in subsidiaries and other ................       (994)       (137)
                                                          --------    --------
    Net cash used in investing activities .............   (180,983)   (135,213)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................     21,006      25,221
  Issuance of company-obligated mandatorily
    redeemable preferred securities ...................          -     118,872
  Deposit of funds held in trust ......................     (1,491)     (1,592)
  Withdrawal of funds held in trust ...................      7,269           -
  Retirement of long-term debt ........................    (18,325)     (3,864)
  Retirement of preferred stock .......................       (199)    (38,200)
  Change in short-term borrowing ......................    103,290           -
  Cash dividends ......................................    (61,047)    (61,204)
  Other financing activities ..........................      6,923       1,604
                                                          --------    --------
    Net cash provided by financing activities .........     57,426      40,837
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net increase (decrease) during the period ...........        307      (2,172)
  Beginning of period .................................        720       2,544
                                                          --------    --------
  End of period .......................................   $  1,027    $    372
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 48,186    $ 45,335
                                                          ========    ========
  Income taxes ........................................   $      -    $  3,520
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

(1)  CONSOLIDATION POLICY:

     The condensed consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiaries NVP Capital I and NVP Capital III. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                                        THREE MONTHS       NINE MONTHS
                                    ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                    ------------------- -------------------
                                       1998     1997      1998     1997
                                      -------  -------   -------  -------
                                       (In Thousands)     (In Thousands)
Federal income tax at statutory rate .$33,414  $28,439   $42,846  $43,287
Investment tax credit amortization ...   (365)    (365)   (1,095)  (1,095)
Other ................................    433      433     1,299    1,299
                                      -------  -------   -------  -------
Recorded federal income taxes ........$33,482  $28,507   $43,050  $43,491
                                      =======  =======   =======  =======
Federal income taxes included in-
  Operating expenses .................$32,531  $27,889   $39,933  $41,510
  Other income, net ..................    951      618     3,117    1,981
                                      -------  -------   -------  -------
Recorded federal income taxes ........$33,482  $28,507   $43,050  $43,491
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

     The United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. Results of this study are expected in the fourth quarter of 1998.

     The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at two of the Reid Gardner Station generating units at an estimated cost to the Company of no more than $6 million. Installation will occur in the first quarter of 1999; $1.4 million has already been spent to retrofit a third unit.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $48.9 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997. The second scrubber entered start-up April 6, 1998 and will be in commercial operation by November 1998, with the last scrubber unit operational by August 1999. Currently, the project is approaching 95 percent complete. The Company has spent approximately $44.4 million through August 1998 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

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

     On July 7, 1998 Sierra Pacific Resources and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. In the filing, Sierra Pacific Resources and Nevada Power Company propose selling their generating plants if the merger is completed and a long-term freeze in prices for regulated utility services (transmission and distribution). Capital raised by the sale of generating plants will be reinvested primarily in new transmission and distribution facilities. An incentive mechanism through which net merger and other benefits are shared by customers and investors has also been proposed. Among other issues addressed in the PUCN merger application are: the impact of the merger on competition and electricity prices; operation of the electric transmission system to ensure competing energy suppliers have equal access to customers; and benefits of the merger to employees and stockholders. The first phase of hearings to be held over three weeks will start on November 9 in Las Vegas and will concentrate on structural features of the merger, effects on competition and existing contracts of the Company and Sierra Pacific Resources. Phase two will concentrate on the breakdown of costs and effect on rates and quality of service. Phase three will address PUCN jurisdiction and any remaining issues. For further information regarding this filing please refer to the Company's SEC Form 8-K filed with the SEC on July 8, 1998.

     Both the Company and Sierra Pacific Resources held special stockholder meetings during which stockholders of both companies voted to approve the proposed merger. The proposed merger is conditioned, among other things, upon further regulatory approvals including the PUCN and the Federal Energy Regulatory Commission.

(7)  PREFERRED SECURITIES:

     On September 28, 1998, NVP Capital III (Trust), a wholly-owned subsidiary of the Company, sold 2,800,000 7 3/4% Cumulative Quarterly Trust Issued Preferred Securities at $25 per security. The proceeds of $70 million were received at closing on October 6, 1998. The Company owns all the common securities, 86,598 shares issued by the trust for $2.2 million. The trust issued preferred securities and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the trust issued preferred securities and the common securities and using the proceeds thereof to purchase from the Company its 7 3/4% Junior Subordinated Deferrable Interest Debentures due September 30, 2038, extendible to September 30, 2047 under certain conditions, in a principal amount of $72.2 million. The sole asset of the Trust is the deferrable interest debentures. Holders of the trust issued preferred securities are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. The trust issued preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the deferrable interest debentures at maturity or their earlier redemption in an amount equal to the amount of related deferrable interest debentures maturing or being redeemed. The trust issued preferred securities are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. The Company's obligations under the guarantee agreement entered into in connection with the trust issued preferred securities when taken together with the Company's obligation to make interest and other payments on the deferrable interest debentures issued to the Trust, and the Company's obligations under the Indenture pursuant to which the deferrable interest debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the trust issued preferred securities. Financial statements of the Trust are consolidated with the Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $70 million in net proceeds to the Company will be used for general corporate utility purposes which may include capital expenditures, repayment of debt and working capital. A portion of the proceeds were used to repay short-term debt incurred for general corporate utility purposes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows increased during the first nine months of 1998, as compared to 1997, primarily due to more cash being provided by operating activities and more cash being provided by financing activities partially offset by more cash being used in investing activities. The increase in cash being provided by operating activities was primarily due to an energy rate increase effective February 1, 1998. The increase in cash used in investing activities was primarily due to increased construction expenditures. The increase in net cash provided by financing activities was primarily due to increased short-term borrowing.

     On April 30, 1998, Nevada Power Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals. On July 7, 1998 Sierra Pacific Resources and Nevada Power Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. Stockholders of both companies voted to approve the proposed merger. (See Note 6 to the condensed consolidated financial statements included in this quarterly report.)

     In April 1998, the Company filed a request with the PUCN for authorization to increase energy rates under the state's deferred energy accounting procedures by approximately $43 million for increased energy costs and $9.9 million for remaining issues from the 1997 deferred energy rate case. On October 6, the PUCN approved $7.4 million of the $9.9 million increase requested in connection with the 1997 deferred energy rate case. The effective date and the effect on various customer classes has not been determined yet.

     The $43 million energy rate increase request was dismissed by the PUCN on July 15, 1998. After the dismissal, the Company immediately filed a request with the PUCN for authorization to increase energy rates by approximately $49 million using a different test period. Because of the October 6 decision in the 1997 deferred energy rate case referred to in the above paragraph, part of this case will have to be refiled with the PUCN.

     The Company's customer growth rate during 1997 and 1996 was 6.4 and 7.2 percent, respectively. The increase in customers for the first nine months of 1998 was at an annualized rate of 5.8 percent. At September 30, 1998, the Company provided electric service to 540,938 customers.

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

     Under the Stock Purchase and Dividend Reinvestment Plan (SPP) the Company issued 1,515,716 and 869,895 shares, respectively, of its common stock in 1997 and the first nine months of 1998. Beginning in the third quarter of 1998, the Company began using open market purchases of its common stock to meet the requirements of the SPP.

     On November 20, 1997, Clark County, Nevada issued $52.3 million Series 1997A IDBs (Nevada Power Company Project) due 2032 and Coconino County, Arizona Pollution Control Corporation issued $20 million 5.8% Pollution Control Revenue Bonds (PCRBs) Series 1997B (Nevada Power Company Project) due 2032. Net proceeds from the sale of the IDBs were placed on deposit with a trustee and are being used to finance the construction of certain facilities which qualify for tax-exempt financing. At September 30, 1998, $47.2 million remained on deposit with the trustee. Net proceeds from the sale of the PCRBs were placed on deposit with a trustee and were used to finance the construction of the Navajo scrubber facilities which qualify for tax-exempt financing.

     In April 1998, the Company obtained an additional committed bank line for $50 million which expires on April 16, 1999. The short-term financing is expected to be utilized to fund some of the Company's construction expenditures until long-term financing is secured.

     In April 1998, the plant workers of the International Brotherhood of Electrical Workers Union (IBEW) Local 396 ratified a new contract presented by Company management. Clerical workers of the IBEW have been working without a contract since February 1998. The contract for the clerical workers has been scheduled for a vote on November 18.

INDUSTRY RESTRUCTURING

     In July 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB 366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. In August 1997, the PUCN opened an investigatory docket of the following issues to be considered as a result of restructuring of the electric industry.

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

     The PUCN issued a final order regarding the first issue, the identification of services. The PUCN designated unbundled services in eight major categories with twenty-six unbundled services in total. The PUCN issued another order on October 12, 1998 establishing principles for the creation of an independent System Operator. The purpose of this order is to direct the parties, including Nevada Power Company, to continue the efforts of the established working group in establishing an independent system operator. The Company is in the process of reviewing this order.

     The other topics are still open issues and are in various stages of completion. Nevada Power filed a motion for reconsideration after the PUCN filed its final ruling on the second issue, the designation of services as potentially competitive or noncompetitive. The PUCN approved the motion for reconsideration and is rehearing the second issue. Workshops and/or hearings have been held on licensing, affiliate relations, non-price distribution tariffs, and generation tariffs. Final orders are expected on these issues by the fourth quarter of 1998 or early in 1999.

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

     A plan is in place to identify, correct and test problems related to the Year 2000 issue, including verification of the level of Year 2000 readiness of business partners and suppliers. The responses of business partners and suppliers are evaluated individually. A centralized data base is used to identify and track the progress of work. A centralized control over incoming correspondence and inquiries relating to Year 2000 and external communication efforts is being maintained. The Company's readiness plan is reviewed monthly. The Company's general policy requires that all newly purchased products be Year 2000 ready or designed to allow the Company to determine whether such products present Year 2000 issues.

     The Company's Year 2000 readiness activities are tracked through monthly reporting to the North American Electric Reliability Council (NERC). Overall status for the Company as of September 30, 1998 shows identification of potential problems at 95% complete, assessment at 50% complete and remediation/testing at 10% complete. This status is within the NERC guidelines and the Company's Year 2000 Project Schedule which calls for the Company to achieve Year 2000 readiness by the end of June, 1999. One generation plant will be remediated and tested in September of 1999 to conform with its annual scheduled outage, however, this plant is similar to others in the Company's system which will have been remediated and tested by the end of June 1999. No material difficulties are anticipated at that time.

     Even though  the Company  is confident  that its  critical systems will be fully remediated by year-end 1999, the Company is engaged in early stages of contingency planning. Contingency planning will likely be partially affected by the responses received from business partners and suppliers received in upcoming months. The contingency plan is expected to be finalized by the second quarter of 1999. The Company is also working with utility and non-utility suppliers, generation and transmission operators and regional organizations to develop external contingency plans, where appropriate. Due to the need to assess the readiness of business partners, suppliers, and interconnected operators, the risk factors which will form the basis for the Company's contingency plan are not fully known at this time and the reasonably worst case scenario is also unknown, at this time. Due to the speculative nature of contingency planning, it is uncertain whether such plans actually will be sufficient to reduce the risk of material impacts on our operations due to Year 2000 problems. However, if the Company or significant business partners or suppliers fail to achieve Year 2000 readiness with respect to critical systems, there could be a materially adverse impact on the utility's financial position, results of operations and cash flows.

     The estimated total cumulative cost to the Company of addressing Year 2000 readiness is in the range of $7 to $15 million, including operating and capital expenditures. To date, approximately $925,000 in operating expenses and approximately $32,000 in capital additions have been incurred.

                OPERATING RESULTS OF THE THIRD QUARTER OF 1998
                       COMPARED TO THIRD QUARTER OF 1997

     Earnings per  average common  share were  $1.21 for  the third  quarter of
1998, compared to $1.06 for the same period in 1997. Revenues and earnings available for common stock increased due to higher kilowatthour sales from warmer weather and customer growth. Revenues also increased due to an energy rate increase effective February 1, 1998. The average number of customers increased 6.09 percent and kilowatthour sales, excluding sales for resale, were up 8.76 percent, as compared to the third quarter of 1997.

     Fuel expense increased $8.6 million due to increased generation. Purchased power increased $7.5 million due to increased power purchases. Other operations expense increased $4.7 million primarily due to increased administrative and general expense. Maintenance and repairs expense decreased $1.9 million due to higher maintenance expense in 1997 for Reid Gardner Generating Station. Depreciation expense increased $1.5 million because of a growing asset base. Other interest expense increased $1.8 million due to increased short-term borrowing.

     Average common shares increased because of the sale of additional common shares through the SPP to partially provide funds for the construction of facilities necessary to meet increased customer demand for electricity.

              OPERATING RESULTS OF THE FIRST NINE MONTHS OF 1998
                     COMPARED TO FIRST NINE MONTHS OF 1997

     Earnings per average common share were $1.56 for the first nine months of 1998, compared to $1.60 for the same period in 1997. Although earnings available for common stock were flat, earnings per share decreased due to an increase in average common shares outstanding. Revenues increased due to higher kilowatthour sales and an energy rate increase effective February 1, 1998. The average number of customers increased 6.30 percent and kilowatthour sales, excluding sales for resale, were up 2.79 percent, as compared to the first nine months of 1997.

     Fuel expense increased $10.4 million due to increased generation. Purchased power increased $7.2 million due to higher average purchased power costs. Other operations expense increased $9.7 million primarily due to increased administrative and general expense. Depreciation expense increased $4.9 million because of a growing asset base. Interest on long term debt increased by $4.5 million primarily due to the issuance in November 1997 of the new Series 1997A $52.3 million IDBs and Series 1997B $20 million PCRBs and the remarketing at fixed rates in January 1998 of variable rate revenue bonds $76.75 million Series 1995A, $44 million Series 1995C, $20.3 million Series 1995D and $13 million Series 1995E. Distribution requirements on company-obligated preferred securities of a subsidiary trust increased by $2.5 million due to the issuance in April 1997 of the Quarterly Income Preferred Securities.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: November 6, 1998                              Steven W. Rigazio
      ----------------
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer
                                     13