Form 10-K405
period 1998-12-31
NEVADA POWER CO
filed 1999-03-19
CIK 71180

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 1-4698

                             NEVADA POWER COMPANY
            (Exact name of registrant as specified in its charter)

                   Nevada                                        88-0045330
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)
           6226 West Sahara Avenue                                 89146
              Las Vegas, Nevada                                  (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (702) 367-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                              Name of each exchange on which registered
-------------------                              -----------------------------------------
  Common Stock, $1 Par Value                              New York Stock Exchange
                                                              Pacific Exchange
  Stock Purchase Rights                                   New York Stock Exchange
                                                              Pacific Exchange
  8.2% Cumulative Quarterly Income                        New York Stock Exchange
  Preferred Securities, Series A

  * issued by NVP Capital I, a Delaware Statutory Business Trust
  The payment of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Nevada Power Company. Nevada Power Company is the owner of 100% of the common securities issued by NVP Capital I.

  7 3/4% Cumulative Quarterly Trust Issued                New York Stock Exchange
  Preferred Securities

  * issued by NVP Capital III, a Delaware Statutory Business Trust
  The payment of trust distributions and payments on liquidation or redemption are guaranteed under certain circumstances by Nevada Power Company. Nevada Power Company is the owner of 100% of the common securities issued by NVP Capital III.

Securities registered pursuant to Section 12(g) of the Act:

            Cumulative Preferred Stock, $20 Par Value, 5.40% Series
                               (Title of class)

            Cumulative Preferred Stock, $20 Par Value, 5.20% Series
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X     NO
                                                   ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

  51,265,117 shares of Common Stock were outstanding as of March 2, 1999.

  The aggregate market value of Common Stock, which is the only voting stock, held by non-affiliates as of March 2, 1999, was $1,268,811,645. (Computed by reference to the closing price on March 2, 1999, as reported by the Wall Street Journal as New York Stock Exchange Composite Transactions.)

                      DOCUMENTS INCORPORATED BY REFERENCE

  (1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
 PART I
    Item 1.  Business.....................................................................     1
    Item 2.  Properties...................................................................    10
    Item 3.  Legal Proceedings............................................................    11
    Item 4.  Submission of Matters to a Vote of Security Holders..........................    11
    Supplemental Item.
             Executive Officers of Registrant.............................................    11
 PART II
    Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters.    13
    Item 6.  Selected Financial Data......................................................    13
    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
             Operation....................................................................    13
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..................    13
    Item 8.  Consolidated Financial Statements and Supplementary Data.....................    13
    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................    14
 PART III
    Item 10. Directors and Executive Officers of the Registrant...........................    14
    Item 11. Executive Compensation.......................................................    16
    Item 12. Security Ownership of Certain Beneficial Owners and Management...............    24
    Item 13. Certain Relationships and Related Transactions...............................    25
 PART IV
    Item 14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K.    25
 SIGNATURES................................................................................   37

                                    PART I

                               ITEM 1. BUSINESS

The Company

  Nevada Power Company (Company), incorporated in 1929 under the laws of Nevada, is an operating public utility engaged in the electric utility business in the City of Las Vegas and vicinity in southern Nevada. Most of the Company's operations are conducted in Clark County, Nevada (with an estimated service area population of 1,361,700 at December 31, 1998) where the Company furnishes electric service in the communities of Las Vegas, North Las Vegas, Henderson, Searchlight, Laughlin and adjoining areas and to Nellis Air Force Base (a permanent military installation northeast of Las Vegas and the USAF Tactical Fighter Weapons Center). Electric service is also supplied to the Department of Energy at Mercury and Jackass Flats in Nye County, where the Nevada Test Site is located.

Sources of Electric Energy Supply

  The electric energy obtained from the Company's own generating facilities will be produced at the following plants:

                                                             Number
                                                               of   Net Capacity
   Plant                                                     Units  (Megawatts)
   -----                                                     ------ ------------
   Coal Fuel:
    Reid Gardner (Steam)....................................    3        330
    Reid Gardner Unit No. 4 (Steam).........................    1        250(1)
    Mohave (Steam)..........................................    2        196(2)
    Navajo (Steam)..........................................    3        255(3)
   Natural Gas and Oil Fuel:
    Clark (Steam)...........................................    3        175
    Clark (Gas Turbine).....................................    1         50
    Clark (Combined Cycle)..................................    2        462
    Sunrise (Steam).........................................    1         80
    Sunrise (Gas Turbine)...................................    1         69
    Harry Allen (Gas Turbine)...............................    1         72
                                                                       -----
                                                                       1,939
                                                                       =====

--------
(1) This represents 24 megawatts of base load capacity and 226 megawatts of peaking capacity. Reid Gardner Unit No. 4, placed in service July 25, 1983, is a coal-fired unit which is owned 32.2% by the Company and 67.8% by the Department of Water Resources of the State of California (CDWR). The Company is entitled to use 100% of the unit's peaking capacity for 1,500 hours each year. The Company is entitled to 9.6% of the first 250 megawatts of capacity and associated energy. The Company had options for the use of increasing amounts of capacity and energy from the unit beginning in 1998 so that the Company would have been entitled to use all of the unit's output 15 years from that date. However, the 1998 through 2003 options for 10.17 MW per year were not exercised by the Company and have expired.

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

  The peak electric demand experienced by the Company was 3,855 megawatts on July 17, 1998. This demand plus a reserve margin was served by a combination of Company owned generation, and firm and short-term power purchases.

  For 1999, the Company has contracts to purchase power from an independent power producer (IPP) and four qualifying facilities (QF) (also known as cogenerators) as follows:

                               Contract Term
                             ----------------- Net Capacity
                               From      To    (Megawatts)
                             -------- -------- ------------
   Independent Power
    Producer:
   -----------------
    Nevada Sun-Peak Limited
     Partnership............ 06/08/91 05/31/16     210

   Qualifying Facilities:
   ----------------------
    Saguaro Power Company... 10/17/91 04/30/22      90
    Nevada Cogeneration
     Associates #1.......... 06/18/92 04/30/23      85
    Nevada Cogeneration
     Associates #2.......... 02/01/93 04/30/23      85
    Las Vegas Cogeneration
     Limited Partnership.... 05/10/94 05/31/24      45
                                                   ---
                                                   515
                                                   ===

  The Company has total generating capacity of 2,689 megawatts, including 235 megawatts of Hoover Dam power, 210 megawatts of IPP power and 305 megawatts of QF power. This along with agreements with other suppliers to purchase 965 megawatts of firm capacity and associated energy, for the summer of 1999, will not be sufficient to meet the 1999 anticipated peak load demand and reserve margin needs. Accordingly, the Company is utilizing a competitive bidding process as well as spot market purchases to obtain resources from other suppliers for additional firm capacity and associated energy to meet the projected peak needs for 1999. As a condition to the Public Utilities Commission of Nevada (PUCN) approval of the merger between the Company and Sierra Pacific Resources, the Company and Sierra Pacific Power, a wholly-owned subsidiary of Sierra Pacific Resources, will be required to divest themselves of their generating facilities. See Merger; Dividend Policy. At the present time, the Company believes it will be able to generate and/or purchase sufficient power to meet peak demands. See Merger; Dividend Policy and Competition sections included herein.

Fuel Supplies

  The fuels used to provide energy for the Company's generating facilities are coal, natural gas and oil. Its other sources of electricity are hydroelectric (Hoover Dam) and purchased power.

  The Company's primary fuel source for generation is coal. The following table shows the actual sources of fuel for generation for 1998 and anticipated sources of fuel for generation in 1999 and 2000.

                                                                 1998  1999  2000
                                                                 ----  ----  ----
     Coal.......................................................  67%   68%   67%
     Natural Gas................................................  33    32    33
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  The Company's average delivered cost per ton of coal burned was as follows:
1996--$29.02; 1997--$29.72; 1998--$24.92.

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

Merger; Dividend Policy

  On April 30, 1998, the Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals combination with stock and cash consideration. In conjunction with the proposed merger and as indicated at the time of the public announcement of the proposed merger, beginning with the November 1998 dividend, the Company's Board of Directors has adopted the expected combined company initial annual dividend rate of $1.00 per share. For further information regarding the proposed merger please refer to the Company's Form 8-K filed with the Securities and Exchange Commission (SEC) on April 30, 1998.

  At special stockholder meetings held in October 1998 stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the PUCN approved the proposed merger subject to conditions regarding the divestiture of the two companies' generating plants, filing of general rate cases, merger costs and several other issues. On January 29, 1999, the PUCN clarified portions of the order approving the proposed merger. Both companies must submit a divestiture plan to the PUCN prior to the merger describing plans to sell their generating units. The divestiture plan is expected to be filed in April 1999. Upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. Any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to cover generation-related goodwill. However, if the combined company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined company may include in the general rate case a request to recover goodwill." We expect that the generation sales will be completed by late-2000. Both companies are required to file a general rate case in 1999 that would update rates to current costs and "unbundle" rates, i.e. break them into generation, transmission and distribution components. The merged company would also be required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the company the opportunity to recover costs of the merger, provided the company can demonstrate that merger savings exceed merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on the merged company to prove that merger savings exceed merger costs. The company will also have the opportunity to recover goodwill in the same proceeding. The proposed merger is conditioned upon further regulatory approvals including the SEC, the Department of Justice and the FERC. The companies filed with the FERC a joint merger application on October 2, 1998 which was noticed on October 8, 1998. The law imposes no deadline on the FERC to issue its decision. The entire process is expected to be completed by mid-1999.

Construction and Financing Programs

  The Company carries on a continuing program to extend and enlarge its facilities to meet current and future loads on its system. Gross plant additions and retirements for the five years ended December 31, 1998 amounted to $1,107,394,000 and $100,164,000, respectively.

  Excluding Allowance for Funds Used During Construction, the Company's actual construction expenditures for 1998 were $308 million, and currently estimated construction expenditures for 1999 and 2000 are $245 million and $225 million, respectively.

  The Company's construction program and estimated expenditures are subject to continuing review and are revised from time to time due to various factors, including the rate of load growth, escalation of construction costs, availability of fuel types, changes in environmental regulations, adequacy of rate relief and the Company's ability to raise necessary capital.

  The Company may utilize internally generated cash and the proceeds from industrial development revenue bonds (IDBs), unsecured borrowings and preferred securities to meet capital expenditure requirements through 1999.

  Under the Stock Purchase and Dividend Reinvestment Plan (SPP) the Company issued 799,762 shares of its common stock in 1998. Beginning in the third quarter of 1998, the Company began using open market purchases of its common stock to meet the requirements of the SPP. At year end, common equity represented 44.2 percent of total capitalization.

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

  The Indenture under which the Company's first mortgage bonds are issued provides that no additional bonds may be issued unless earnings as defined equal at least two and one-half times the interest requirements on all bonds to be outstanding after the new issue. Based on its earnings through December 31, 1998 and assuming a 7.5 percent interest rate on new bonds, the Company would be able to issue approximately $689 million of additional first mortgage bonds. The Company's ability to issue additional debt is also limited by the need to maintain a reasonable ratio of debt to equity.

  The Company's ability to sell additional preferred stock is limited by the necessity to meet required dividend coverages. At December 31, 1998, the applicable dividend coverage test would permit the issuance of $400 million of additional preferred stock at a dividend rate of 7.5 percent.

  Under the merger agreement with Sierra Pacific Resources, the Company is limited to $350 million in additional debt financing. A portion of the limit, $72 million, was used when the 7 3/4% Trust Issued Preferred Securities described below were issued in 1998. The Company ceased issuing new common equity in September, 1998 in compliance with the merger agreement limitation on the number of new issuances of common shares without the approval of Sierra Pacific Resources. The limitation on financing expires upon completion of the proposed merger or termination of the agreement. In addition to other events of termination provided in the agreement, either party may terminate the agreement if the merger has not been completed by October 1999 (which date is extended to April 2000 in case of regulatory delays).

  On April 2, 1997, NVP Capital I (Trust), a wholly-owned subsidiary of the Company, issued 4,754,860 8.2% QUIPS at $25 per security. The Company owns all of the Series A common securities, 147,058 shares issued by the Trust for $3.7 million. The QUIPS and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the QUIPS and the common securities and using the proceeds thereof to purchase from the Company its 8.2% Junior Subordinated Deferrable Interest Debentures (QUIDS) due March 31, 2037, extendible to March 31, 2046 under certain conditions, in a principal amount of $122.6 million. The sole asset of the Trust is the QUIDS. Holders of the Series A QUIPS are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. The Series A QUIPS are subject to mandatory redemption, in whole or in part, upon repayment of the Series A QUIDS at maturity or their earlier redemption in an amount equal to the amount of related Series A QUIDS maturing or being redeemed. The QUIPS are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. The Company's obligations under the guarantee agreement entered into in connection with the QUIPS when taken together with the Company's obligation to make interest and other payments on the QUIDS issued to the Trust, and the Company's obligations under the Indenture pursuant to which the QUIDS are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the

Trust's obligations under the QUIPS. Financial statements of the Trust are consolidated with the Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $118.9 million in net proceeds to the Company was used for general corporate utility purposes and the repayment of short-term debt incurred to redeem the Company's $38 million, 9.9% Redeemable Cumulative Preferred Stock on April 1, 1997.

  In October 1998, NVP Capital III (Trust), a wholly-owned subsidiary of the Company, issued 2,800,000 7 3/4% Cumulative Quarterly Trust Issued Preferred Securities at $25 per security. The Company owns all the common securities, 86,598 shares issued by the Trust for $2.2 million. The Trust Issued Preferred Securities and the common securities represent undivided beneficial ownership interests in the assets of the Trust, a statutory business trust formed under the laws of the state of Delaware. The existence of the Trust is for the sole purpose of issuing the Trust Issued Preferred Securities and the common securities and using the proceeds thereof to purchase from the Company its 7 3/4% Junior Subordinated Deferrable Interest Debentures due September 30, 2038, extendible to September 30, 2047 under certain conditions, in a principal amount of $72.2 million. The sole asset of the Trust is the deferrable interest debentures. Holders of the Trust Issued Preferred Securities are entitled to receive preferential cumulative cash distributions accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year. The Trust Issued Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the deferrable interest debentures at maturity or their earlier redemption in an amount equal to the amount of related deferrable interest debentures maturing or being redeemed. The Trust Issued Preferred Securities are redeemable at $25 per preferred security plus accumulated and unpaid distributions thereon to the date of redemption. The Company's obligations under the guarantee agreement entered into in connection with the Trust Issued Preferred Securities when taken together with the Company's obligation to make interest and other payments on the deferrable interest debentures issued to the Trust, and the Company's obligations under the Indenture pursuant to which the deferrable interest debentures are issued and its obligations under the Declaration, including its liabilities to pay costs, expenses, debts and liabilities of the Trust, provides a full and unconditional guarantee by the Company of the Trust's obligations under the trust issued preferred securities. Financial statements of the Trust are consolidated with the Company's. Separate financial statements are not filed because the Trust is wholly-owned by the Company and essentially has no independent operations, and the Company's guarantee of the Trust's obligations is full and unconditional. The $70 million in net proceeds to the Company was used for general corporate utility purposes including the repayment of short term debt.

Resource Planning

  The Company's rate of customer growth, especially in recent years, has been among the highest in the nation. The annual customer growth rate was 5.9 percent, 6.4 percent, and 7.2 percent in 1998, 1997 and 1996, respectively.

  The peak demand for electricity by the Company's customers increased from 3,469 megawatts in 1997 to 3,855 megawatts in 1998. The Company's 1998 energy sales reached 14,899,500 megawatthours, an increase of 2.1 percent over 1997.

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

  A status report to the PUCN on the above projects was filed in February of 1999. The resource plan was approved and developed before the approval of restructuring legislation. At this time the Company does not know the impact of the legislation on its resource plan. See the Competition section. Also see the Merger; Dividend Policy section.

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

  In April 1998, the Company filed a request with the PUCN for authorization to increase energy rates under the state's deferred energy accounting procedures by approximately $43 million for increased energy costs and $9.9 million for remaining issues from the 1997 deferred energy rate case. On October 6, the PUCN approved $7.4 million of the $9.9 million increase requested in connection with the 1997 deferred energy rate case. The effective date for $6.2 million of the increase was November 1, 1998. The remaining $1.2 million was deferred to a future general rate case.

  The $43 million energy rate increase request was dismissed by the PUCN on July 15, 1998. After the dismissal, the Company immediately filed a request with the PUCN for authorization to increase energy rates by approximately $49 million using a different test period. Because of the October 6 decision in the 1997 deferred energy rate case referred to in the above paragraph, this case was refiled with the PUCN on January 20, 1999 and reduced to $43.6 million. On February 25, 1999, the PUCN approved a $35.6 million energy rate increase effective March 1, 1999. A total of $7.5 million was deferred to a future general rate case. The Company was ordered to write-off the carrying charges accrued on the $7.5 million.

  Following is a summary of the rate increases and decreases that have been granted the Company during the past three years.

SUMMARY OF RATE ADJUSTMENTS 1996 THROUGH 1998

                                             Amount in
                                             Millions
                       Nature of Increase       of
       Effective Date      (Decrease)         Dollars
       --------------  ------------------    ---------
     February 1, 1997 Energy rate decrease    $(45.0)
     February 1, 1998 Energy rate increase      45.6
     November 1, 1998 Energy rate increase       6.2

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

  Environmental expenditures made by the Company are currently being recovered through customer rates. The following is a discussion of pending environmental matters:

  The Federal Clean Air Act Amendments of 1990 (Amendments) include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million; $4.4 million has been spent to date. Installation is scheduled for completion by May 1999.

  Also, the United States Congress authorized the Environmental Protection Agency (EPA) to study the potential impact the Mohave Generating Station (Mohave) may have on visibility in the Grand Canyon area. A draft report of the study results was released for peer review in September 1998. A formal draft and final reports are expected in the first quarter of 1999. The majority owner has estimated that control costs, if required, could total between $300 and $350 million.

  In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund an estimated $50.9 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997, the second scrubber in September 1998, with the last scrubber unit scheduled to be operational by August 1999. Currently, the project is approaching 98 percent completion. The Company has spent approximately $45.6 million through December 1998 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

Competition

  In July 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. The PUCN has not yet provided the legislature with a recommendation for a new start date. Bills have been introduced in the legislature that would delay the start date until early in 2000.

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

The following are highlights of restructuring activity:

Designation of Services as Potentially Competitive or Noncompetitive

  On August 20, 1998 the PUCN issued a final order designating certain services as potentially competitive or noncompetitive. The PUCN deemed that generation and aggregation had already been designated potentially competitive as a result of AB366. Additionally, the PUCN deemed customer services, metering, and billing as potentially competitive services. However, the PUCN also authorized the regulated electric distribution utilities to provide billing and customer service to their customers (i.e. alternative sellers) for any services provided to those customers.

Affiliate Transaction Rules

  On December 18, 1998, the PUCN issued a final rule dealing with business transactions between regulated electric and gas distribution companies and affiliates providing potentially competitive services. The rule includes a prohibition on the use of the corporate utility name and logo by affiliates. Any statement of affiliation to the regulated distribution company used by an affiliate must include a lengthy and no less prominently displayed disclaimer. The rule also prohibits the sharing of corporate services without prior PUCN approval.

Distribution Non-price Terms and Conditions

  The PUCN issued an order on January 7, 1999 adopting final regulations for non-price terms and conditions of distribution services. In this order, the PUCN delineated the roles and responsibilities of the electric distribution utilities and the alternative sellers for various processes and procedures including new service connections, change orders, basic maintenance processes, etc.

Provider of Last Resort

  The provider of last resort (PLR) will provide electric service to customers who choose not to choose and to customers who are not able to obtain service from an alternative seller. There have been several workshops and hearings held on the PLR issue and more discussion of the issue is anticipated. A final order is expected in the first quarter of 1999.

Compliance Plans

  In April 1999, the Company will file with the PUCN a compliance filing showing bundled and unbundled costs of service. Costs will be unbundled into 26 different categories, which are broadly characterized as potentially competitive and noncompetitive services. Rates for unbundled noncompetitive services, mainly distribution services, are anticipated to be submitted to the PUCN in November 1999, or 15 days after the unbundling decision is finalized. Rates for noncompetitive services will be effective on the day retail access begins. The rates for noncompetitive services will be frozen for three years, in accordance with the terms of the merger order.

Past Costs

  Past costs, which are commonly referred to as stranded costs in other jurisdictions, are a restructuring issue that will be addressed in 1999. AB366 defines the legal criteria which must be met in order to recover past costs. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and identification of applicable tax and accounting issues.

  On February 11, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. This version of the proposed rule may be changed again before being adopted as final based on comments from the parties and additional hearings. The final rule is expected to include the submission of filings to recover past costs, which will likely be 45 days after the order from the compliance filing is issued. The Company estimates this to be mid-November 1999.

  The Company has not completed an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which are not fully resolved at this time.

Independent Scheduling Administrator

  The move to retail competition in various states has included the establishment of an entity to ensure reliable operation of transmission systems and to assure equal and non-discriminatory access to those systems by all alternative sellers. In California, an independent system operator (ISO) was established. An ISO was also established in the Midwest. Similar to a proposal being developed in Arizona, Nevada stakeholders are pursuing the development of an independent scheduling administrator (ISA) to address these functions as part of the move to retail open access in Nevada. In time, it is expected that regional entities, either ISO's or independent transmission companies, will be established to perform these functions. The Company therefore considers the ISA to be an interim solution that would facilitate retail open access in Nevada while regional solutions develop. The PUCN issued an order providing guidance to the parties on the development of an interim ISA on October 12, 1998. The parties, including the Company, began a consensus process to develop the ISA. The efforts of the established working group continue. The Company expects to file a proposal with the FERC by the second quarter of 1999 to establish an ISA.

Possible Further Industry Restructuring Legislation

  In March 1999, Senate Bills 222 and 226 were introduced in the Nevada state legislature. Senate Bill 222 would strengthen utilities' ability to recover stranded costs and Senate Bill 226 would clarify legislative authority over PUCN restructuring rules. The Company cannot predict whether these, or other measures related to industry restructuring, will be adopted into law.

Employees

  The Company had 1,888 employees at December 31, 1998.

                              ITEM 2. PROPERTIES

  The Company's generating facilities are described under "Item 1. Business, Sources of Electric Energy Supply".

  The Company shares ownership in a 59-mile, 500 kilovolt line and two 15-mile, 230 kilovolt lines that transmit power from the Mohave Generating Station near Davis Dam on the Colorado River via Eldorado Substation to Mead Substation located near Boulder City, Nevada. The Company has 32 miles of 230 kilovolt line from Mead Substation to Las Vegas. This line, together with two Company-owned 10-mile 230 kilovolt lines, presently connected to the Bureau of Reclamation lines between Mead Substation and Henderson, Nevada, transmit the Mohave Generating Station power to the Las Vegas area. A 25-mile, 230 kilovolt line between the Mead Substation and the Company's Winterwood Substation was energized in 1988. This line brings the additional Hoover energy to the Las Vegas Area and increases the Company's interconnected transmission capabilities. The Company shares ownership in 76 miles of 500 kilovolt transmission line from the Navajo Generating Station to the Moenkopi Switchyard in Coconino County, Arizona (the Southern Transmission System) and 274 miles of 500 kilovolt transmission line from the Navajo Generating Station to the McCullough Substation in Clark County, Nevada (the Western Transmission System). Power is transmitted from the McCullough Substation to the Las Vegas area via three 230 kilovolt lines of 23 miles, 25 miles and 32 miles in length, respectively. The 25-mile line was energized in May 1992. Two 230 kilovolt lines transmit power from the Reid Gardner Station located near Glendale, Nevada. One is a 39 mile line to the Pecos Substation and the other a 25 mile line to the Harry Allen Substation. In 1994, 20 miles of a 230 kilovolt line from the Harry Allen Substation to the Pecos Substation was energized. One 39-mile, 230 kilovolt line transmits power from the Reid Gardner Station located near Glendale, Nevada to the Pecos Substation near North Las Vegas. A 7 mile, 230 kilovolt line between Westside and Decatur Substations, both located in Las Vegas, was energized in 1991. A 32 mile, 230 kilovolt line between Arden Substation and Northwest Substation, both located in Las Vegas, was energized in 1998. In addition to the above, the Company has 328 miles of 138 kilovolt and 494 miles of 69 kilovolt transmission lines in service.

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

  At December 31, 1998, the Company owned 114 transmission and distribution substations with a total installed transformer capacity of 12,733,283 kilovolt-amperes. In addition it co-owns with others the above mentioned Eldorado Substation with installed transformer capacity of 1,000,000 kilovolt-amperes, the McCullough Substation with installed transformer capacity of 1,250,000 kilovolt-amperes, the Reid Gardner Unit No. 4 Substation with installed capacity of 318,000 kilovolt-amperes and Mead Substation with 250,000 kilovolt-amperes.

  At Harry Allen Substation, the Company has a 336,000 kilovolt-ampere transformer and two 336,000 kilovolt-ampere 345 kilovolt phase shifting transformers which are used for necessary voltage transformations and to control flows on the interconnection.

  As of December 31, 1998, there were approximately 3,162 miles of pole line together with approximately 9,338 cable miles of underground in the Company's distribution system with a total installed distribution transformer capacity of 6,702,081 kilovolt-amperes.

                           ITEM 3. LEGAL PROCEEDINGS

  The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998 against the owners of Mohave alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. The owners believe the emission limits referenced in the suit are not applicable to Mohave. The owners previously partnered with the EPA and the National Park Service on a multi-year study to determine the impacts, if any, of Mohave emissions on visibility in the Grand Canyon (see the Environmental Matters section of this Form 10-K). The environmental groups want the owners to install pollution control equipment at an estimated cost of $300 to $350 million. The Company owns a 14 percent interest in Mohave. The outcome of this action cannot be determined at this time.

  Also, the United States Congress authorized the EPA to study the potential impact Mohave may have on visibility in the Grand Canyon area. A draft report of the study results was released for peer review in September 1998 and a final report is expected in the first quarter of 1999. The majority owner has estimated that control costs, if required, could total between $300 and $350 million.

  The owners of Mohave, including the Company, will participate in planned collaborative talks with groups interested in the plant's future, provided that all stakeholders are willing to participate in a collaborative effort. The owners' position in these talks could include a commitment to place sulfur dioxide scrubbers and fine particulate controls on the plant between 2005 and 2008. Interest groups include the local communities, plant employees, the EPA state jurisdictions and the plant owners. Collaborative talks could begin in the first quarter of 1999.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Both the Company and Sierra Pacific Resources held special stockholder meetings on October 9, 1998 during which stockholders of both companies voted to approve the proposed merger between the two companies. Of the Company's 51,264,965 outstanding shares, 35,921,103 were voted for the merger, 1,473,505 were voted against the merger, 477,213 were voted as abstentions and 13,393,144 were not voted.

              SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF REGISTRANT

  The Company's executive officers are as follows:

                                Age as of
              Name          December 31, 1998             Position
              ----          -----------------             --------
     Charles A. Lenzie              61        Chairman of the Board and Chief
                                               Executive Officer
     Michael R. Niggli              49        President and Chief Operating
                                               Officer
     David G. Barneby               53        Vice President, Power Delivery
     Sally L. Galati                37        Vice President, Distribution
     Cynthia K. Gilliam             50        Vice President, Retail Customer
                                               Services
     Richard L. Hinckley            43        Vice President, Secretary and
                                               General Counsel
     Steven W. Rigazio              44        Vice President, Finance and
                                               Planning, Treasurer, Chief
                                               Financial Officer
     Gloria T. Banks Weddle         49        Vice President, Corporate
                                               Services

  Each of the executive officers has been actively engaged in the business of the Company for more than five years with the exception of Mr. Niggli.

  Charles A. Lenzie was elected Chairman of the Board and Chief Executive Officer on May 1, 1989. Prior to that time he was President of the Company. Mr. Lenzie is retiring effective March 31, 1999.

  Michael R. Niggli joined the Company as President and Chief Operating Officer in February 1998. He was appointed by the Company's Board of Directors as Chief Executive Officer effective February 23, 1999. Prior to joining the Company, he was Senior Vice President of the Custom Accounts Market Unit for Entergy, a New Orleans-based global energy company. At Entergy, Mr. Niggli served as Vice President of Fuels Management, Vice President of Strategic Planning and Vice President for Customer Service in Louisiana. He was promoted to Senior Vice President of Marketing in 1993 and Senior Vice President of the Custom Accounts Market Unit in 1996.

  David G. Barneby was elected Vice President, Power Delivery effective October 14, 1993. He joined the Company in 1965 as a Student Engineer and was made a Junior Engineer in 1967. He was promoted to Superintendent of the Reid Gardner Generating Station in 1976; Project Manager--Reid Gardner Unit 4 in 1979 and in 1985 appointed Manager--Generation Engineering and Construction. He was elected Vice President--Generation in 1989. His title was changed to Vice President--Power Supply later that year.

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

  Cynthia K. Gilliam was elected Vice President, Retail Customer Operations effective October 14, 1993 and her title was changed to Vice President, Retail Customer Services in 1997. She joined the Company in 1974 as a Rate Analyst and was promoted to Rates Administrator in 1979 and to Manager of Financial Planning in 1983. In 1987, she was appointed Manager of Human Resource Planning. She was elected Vice President--Personnel in 1988 and her title was changed to Vice President--Human Resources in 1989. In 1992, she was elected Vice President--Customer Service.

  Richard L. Hinckley was elected Vice President, Secretary and General Counsel on May 15, 1991. He joined the Company as Staff Counsel in 1985 and was promoted to Assistant Secretary and Chief Counsel in 1989. Prior to joining the Company, he served as Staff Attorney with the PUCN and as Assistant Attorney General in Utah.

  Steven W. Rigazio was elected Vice President, Finance and Planning, Treasurer, Chief Financial Officer effective October 14, 1993. He joined the Company in 1984 as a Rates Administrator and was promoted to Supervisor of Rates and Regulations in 1985, Manager of Rates and Regulatory Affairs in 1986, Director of System Planning in 1990, Vice President--Planning in 1991 and Vice President and Treasurer, Chief Financial Officer in 1992.

  Gloria T. Banks Weddle was named Vice President, Corporate Services effective January 1, 1996. She first joined the Company in 1973, was promoted to Manager of Compensation and Benefits in 1988 and Director of Human Resources in 1991. She was elected Vice President--Human Resources in 1992. On October 14, 1993, she was elected Vice President, Human Resources and Corporate Services. Her title was changed to Vice President--Corporate Services in 1996.

                                    PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

  Information with respect to the principal market for the Company's common stock, securities exchange, shareholders of record, quarterly high and low sales prices and quarterly dividend payments for 1998 and 1997 are hereby incorporated by reference from page 59 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is filed herewith as
Exhibit 13.

                        ITEM 6. SELECTED FINANCIAL DATA

  The information required by Item 6 is hereby incorporated by reference from page 62 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is filed herewith as Exhibit 13.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by Item 7 is hereby incorporated by reference from pages 32 to 38 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which are filed herewith as Exhibit 13.

               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

                                      Interest Rate Sensitivity
                       -----------------------------------------------------------
                                                                        Fair Value
                       1999   2000   2001  2002   2003 Thereafter Total  12-31-98
                       -----  -----  ---- ------  ---- ---------- ----- ----------
                                        (Dollars in millions)
Long-term Debt,
 including
 Current Portion
 Fixed Rate            $  45  $  85  $-   $   15  $-    $ 714     $859     $913
 Average Interest Rate  6.93%  7.06%  -    7.625%  -     6.60%
Preferred Securities      -      -    -       -    -    $ 189     $189     $193
 Average Interest Rate                                   8.03%
Notes Payable          $ 105     -    -       -     -      -      $105     $105
 Average Interest Rate  6.83%

  The information required by Item 7A for qualitative disclosure is hereby incorporated by reference from pages 32 to 38 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which are filed herewith as
Exhibit 13.

                   ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 together with the auditors' report thereon required by
Item 8 are incorporated by reference from the following pages of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which are filed herewith as Exhibit 13.

                                                                          Annual
                                                                          Report
                                                                           Page
                                                                          ------
   Consolidated Statements of Income for the Years Ended December 31,
    1998, 1997 and 1996.................................................    39
   Consolidated Balance Sheets--December 31, 1998 and 1997..............  40-41
   Consolidated Schedules of Capitalization--December 31, 1998 and 1997.    42
   Consolidated Schedules of Long-Term Debt--December 31, 1998 and 1997.    43
   Consolidated Statements of Comprehensive Income for the Years Ended
    December 31, 1998, 1997 and 1996....................................    44
   Consolidated Statements of Retained Earnings for the Years Ended
    December 31, 1998, 1997 and 1996....................................    44
   Consolidated Statements of Cash Flows for the Years Ended December
    31, 1998, 1997 and 1996.............................................    45
   Notes to Consolidated Financial Statements...........................  46-59
   Independent Auditors' Report.........................................    60
   Report of Management.................................................    61

  See Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the unaudited selected quarterly financial data required to be presented in this Item 8.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no Report on Form 8-K filed within the twenty-four months prior to the date of the most recent consolidated financial statements, December 31, 1998, reporting a change of accountants.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by Item 10 with respect to the Company's executive officers is set forth in Part I, Item 4., under the preceding heading "Supplemental Item. Executive Officers of Registrant."

  The Company's Board of Directors are as follows:

                                    Age as of               First Became Director/
              Name              December 31, 1998                Term Expires
              ----              -----------------           ----------------------
       Charles A. Lenzie               61                         1983/1999
       Michael R. Niggli               49                         1998/2001
       Mary Kaye Cashman               47                         1997/1999
       Mary Lee Coleman                62                         1980/1999
       Fred D. Gibson Jr.              71                         1978/2001
       John L. Goolsby                 57                         1991/2000
       Jerry E. Herbst                 61                         1990/2000
       John F. O'Reilly                53                         1995/1999
       Frank E. Scott                  79                         1972/2000
       Arthur M. Smith                 76                         1959/2001
       Jelindo A. Tiberti              79                         1963/2000

  Charles A. Lenzie is Chairman of the Board and Chief Executive Officer of the Company. Mr. Lenzie joined the Company in 1974 as Vice President-Finance. He was elected Senior Vice President-Finance and Accounting Services in December 1979; President on February 1, 1983 and Chairman of the Board and Chief Executive Officer on May 1, 1989. On August 10, 1995, Mr. Lenzie also assumed the position of President until February 1998. Mr. Lenzie is a graduate of the University of Illinois and a Certified Public Accountant. Mr. Lenzie is retiring effective March 31, 1999.

  Michael R. Niggli is President and Chief Operating Officer of the Company effective February 1998. Prior to joining the Company, he was Senior Vice President of the Custom Accounts Market Unit for Entergy, a New Orleans-based global energy company. Since 1988, he has also served at Entergy as Senior Vice President of Marketing and in Vice President positions for areas including fuels, strategic planning and customer service. Mr. Niggli has a bachelor's degree in electrical engineering from California State University at Long Beach and a master's degree in electrical engineering from San Diego State University. He is also a graduate of the Harvard Advanced Management Program.

  Mary Kaye Cashman is the Chief Executive Officer and Vice Chairman of the Board of Cashman Equipment Company (one of the oldest and largest Caterpillar dealers in North America). Mrs. Cashman has been involved with Cashman Equipment Company since 1970, becoming a director in 1982 and CEO in 1995. She holds a degree in nursing from the University of Nevada, Las Vegas and worked as a registered nurse at University Medical Center from 1982-1987 and Sunrise Hospital from 1988-1995. She serves on the boards of the Nevada Test Site Development Corporation; Mackay School of Mines Advisory Board at the University of Nevada, Reno; Bishop Gorman High School Endowment Foundation; and McCaw Elementary School of Mines Foundation.

  Mary Lee Coleman is the President of Coleman Enterprises (developer of shopping centers and industrial parks). Mrs. Coleman is also a director of First Dental Health. Mrs. Coleman is a graduate of the University of Southern California.

  Fred D. Gibson Jr. retired in 1997 as President and Chief Executive Officer and in 1998 as Chairman but remains as a director of American Pacific Corporation (manufacturer of chemicals and pollution abatement equipment; real estate development) and Cashman Equipment Company. Mr. Gibson has been affiliated with American Pacific Corporation and its predecessor, Pacific Engineering & Production Co., since 1956. Mr. Gibson is a graduate of the University of Nevada and holds a degree in Metallurgical Engineering.

  John L. Goolsby retired in 1998 as President and Chief Executive Officer of The Howard Hughes Corporation (real estate investment and land development companies). Mr. Goolsby became affiliated with The Howard Hughes Corporation in 1980 and became President in 1988. Mr. Goolsby is a director of America West Holdings Corporation. Mr. Goolsby is a graduate of the University of Texas at Arlington and a Certified Public Accountant.

  Jerry E. Herbst is Chief Executive Officer of Terrible Herbst, Inc. (gas station, car wash, convenience store chain) and Herbst Supply Co., Inc. (wholesale fuel distribution), family-owned businesses for which he has worked since 1959. Mr. Herbst is a partner of the Coast Resorts (hotel and casino industry). Mr. Herbst is a graduate of the University of Southern California.

  John F. O'Reilly is Chairman/CEO of the law firm of Keefer, O'Reilly, Ferrario and Lubbers. Mr. O'Reilly is also Chairman and Chief Executive Officer of the O'Reilly Gaming Group and is Chairman of the Nevada Test Site Development Corporation. Mr. O'Reilly received his Juris Doctorate and accounting degrees from St. Louis University and his MBA from the University of Nevada, Las Vegas.

  Frank E. Scott retired in 1988 as Chairman of the Board and Chief Executive Officer of First Western Financial Corporation (holding company of a savings and loan association). Mr. Scott is Chairman of the Board of Sports Media Network and was previously Chairman of the Board of American Wollastonite Mining

Corporation. He was also Chairman of the Board and CEO of the Scott Corporation, developer and operator of the Union Plaza Hotel.

  Arthur M. Smith prior to his retirement in 1984 was Chairman of the Board of First Interstate Bank of Nevada, N.A. Mr. Smith is a director of John Deere Insurance Group and the W. M. Keck Foundation.

  Jelindo A. Tiberti is Chairman of the Board of J. A. Tiberti Construction Company, Inc. Mr. Tiberti is a Registered Professional Engineer.

                        ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes the total compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year 1998, as well as the total compensation paid to each such individual for the Company's two previous years.

                         Summary Compensation Table(6)

                                            Annual Compensation
                                     ---------------------------------
   Name and Principal                 Salary   Bonus    Other Annual      LTIP       All Other
        Position                Year   (1)      (2)    Compensation(3) Payouts(4) Compensation(5)
   ------------------           ---- -------- -------- --------------- ---------- ---------------
Charles A. Lenzie.......        1998 $461,145 $285,000     $9,628       $112,489      $4,800
 Chairman of the Board and      1997  420,904   89,250      7,196        128,882       4,750
 Chief Executive Officer,       1996  404,616  143,500      6,866           -0-        4,500
 Director

Michael R. Niggli.......        1998  353,846  216,000     90,904        115,399       5,238
 President and Chief
 Operating Officer,
  Director

Steven W. Rigazio.......        1998  219,462   67,500     14,946         29,304       4,800
 Vice President, Finance        1997  202,269   30,750     13,712         36,594       4,800
 and Planning, Treasurer,       1996  190,154   48,750     11,736           -0-        4,500
 Chief Financial Officer

Cynthia K. Gilliam......        1998  199,462   61,500     11,729         30,993       4,286
 Vice President, Retail         1997  182,269   27,750      8,232         35,551       4,800
 Customer Services              1996  181,192   43,750     14,555           -0-        4,500

David G. Barneby........        1998  195,000   55,500     12,319         30,655       5,095
 Vice President,                1997  180,908   27,750     10,831         33,063       4,800
 Power Delivery                 1996  180,014   42,504     11,739           -0-        4,500

--------
(1) Salaries represent base payroll compensation. Includes lump sum payment, in 1998, of $10,000 for Mr. Barneby. Also includes lump sum payments, in 1996, of $7,000 for Mrs. Gilliam and $10,000 for Mr. Barneby.
(2) Amounts awarded under the Short-Term Incentive Plan for the respective fiscal years.
(3) These amounts represent the personal use of Company automobiles and reimbursement for payment of taxes thereon except for the amount for Mr. Niggli which also includes $79,743 for relocation expenses.
(4) The amounts for 1998 and 1997 represent 50% of the LTIP target awards for the 1996-1998 and 1995-1997 performance periods, respectively. See Incentive Awards in the Compensation Committee Report on Executive Compensation for a discussion of LTIP Awards.
(5) These amounts represent the Company's contribution to the Company's 401(k) Plan.
(6) The number and value of the aggregate performance restricted shares under the Company's Long-Term Incentive Plan as of December 31, 1998, are 15,942 shares and $414,494 for Mr. Lenzie; 15,319 shares and $398,306 for Mr. Niggli; 4,767 shares and $123,954 for Mr. Rigazio; 4,289 shares and $111,508 for Mrs. Gilliam; and 4,219 shares and $109,699 for Mr. Barneby, respectively.

              Long-Term Incentive Plan--Awards in Last Fiscal Year

                        Performance or      Estimated Future Payouts under
                         Other Period         Non-Stock Price-Based Plans
                       Until Maturation ---------------------------------------
Name                      or Payout     Threshold (#)  Target (#)  Maximum (#)
----                   ---------------- ------------- ------------ ------------
Charles A. Lenzie.....   Three Years    3,200 shares  6,400 shares 9,600 shares
Michael R. Niggli.....   Three Years    3,012 shares  6,024 shares 9,036 shares
Steven W. Rigazio.....   Three Years      965 shares  1,929 shares 2,894 shares
Cynthia K. Gilliam....   Three Years      871 shares  1,741 shares 2,612 shares
David G. Barneby......   Three Years      870 shares  1,741 shares 2,612 shares

  The Company's Long-Term Incentive Plan (the "LTIP") gives participants the opportunity to earn awards based on the Company's performance over a three-year performance period. The performance period for the LTIP awards (the "Awards") for 1998 began January 1, 1998 and ends December 31, 2000. The LTIP was modified in 1998 for the 1998-2000 performance period and beyond. The change was basically in the measurement criteria. The Awards of LTIP incentive compensation units (the "Units") earned by the named executive officers will be determined at the end of the three-year performance period based primarily on the Company achieving targeted earnings per share. The earnings per share goal will be cumulative over the three-year period. Earnings per share achieved in each year will be combined to determine the cumulative earnings per share. Total shareholder return performance will be retained as a measure which can enhance the Award earned based on earnings per share. When earnings per share performance is achieved at the target level or higher, the opportunity for an enhanced Award is present. Earned Awards will be increased by 10% if earnings per share performance is at or above target and the percentile rank of the Company's three-year total shareholder return performance is between the 50th and 75th percentiles in comparison to the Peer Group Companies Index (the "Index"). Earned Awards will be increased by 20% if earnings per share performance is at or above target and the percentile rank of the Company's three-year total shareholder return performance is at the 75th percentile or higher. Common stock of the Company at the rate of one share per Unit earned will be paid to LTIP participants at the end of the performance period. Participants would earn a percentage of the Award for the 1998-2000 performance period based on cumulative three-year earnings per share, as follows:

     Cumulative Earnings                                           Percentage of
          Per Share                                                Award Earned
     -------------------                                           -------------
     Less than $4.90..............................................        0%
     $4.90 through $5.53..........................................       50%
     $5.54 through $5.89 (target).................................      100%
     $5.90 or Higher..............................................      150%

The LTIP Awards earned for the 1997-1999 performance period would continue to be based on the following measurements. The Awards of the Units earned by the named executive officers will be determined at the end of the three-year performance period based on the ranking of the Company's total shareholder return (i.e., stock price appreciation plus reinvested dividends) in comparison to the Index. Common stock of the Company at the rate of one share per Unit earned will be paid to LTIP participants at the end of the performance period. Participants would earn a percentage of the Award based on the percentile rank of the Company's total shareholder return in comparison to the Index, as follows:

     Percentile Rank                                               Percentage of
       of Company                                                  Award Earned
     ---------------                                               -------------
     Less than 40th...............................................    0%
         40th.....................................................   50%
         50th.....................................................   75%
         60th.....................................................   90%
         75th.....................................................  100%
         90th.....................................................  125%

  In the event of a change in control of the Company, Units previously granted to Participants under the 1997-1999 and 1998-2000 LTIP shall automatically be awarded to Participants without the necessity of further action by the Committee or Company.

Retirement Benefits

  The Company's Qualified Retirement Plan (the "Retirement Plan") for salaried employees provides noncontributory benefits based upon both years of service and the employee's highest consecutive 5-year average annual compensation. Annual compensation includes salary and bonus amounts paid as shown in the Summary Compensation Table. The credited years of service under the Retirement Plan at December 31, 1998 for each of the individuals listed in the Summary Compensation Table are as follows: Charles A. Lenzie, 23 years; Michael R. Niggli, 26 years; Steven W. Rigazio, 13 years; Cynthia K. Gilliam, 23 years; and David G. Barneby, 31 years. The Retirement Plan includes an early retirement option under which a covered employee may receive a reduced benefit upon early retirement between ages 55 and 62. Benefits payable upon retirement after age 62 are unreduced. Benefits payable under the Retirement Plan must be in compliance with applicable guidelines or maximums prescribed in the Employees Retirement Income Security Act of 1974 as currently stated or as adjusted from time to time.

  The following table sets forth, by example, maximum annual benefits upon retirement on or after age 62 from the Retirement Plan. The amounts shown below represent the application of the Retirement Plan formula to the highest consecutive 5-year average annual earnings and years of service shown.

                                      Maximum Annual Benefit for Specific
                                    Years of Credited Service at Retirement
                               -------------------------------------------------
Highest Consecutive                       20      25      30      35
5-Year Average Earnings        15 Years  Years   Years   Years   Years  40 Years
-----------------------        -------- ------- ------- ------- ------- --------
$150,000...................... $38,300  $51,000 $63,800 $76,600 $89,300 $ 99,300
 200,000......................  39,400   52,500  65,600  78,700  91,800  102,000
 250,000......................  39,400   52,500  65,600  78,700  91,800  102,000
 300,000......................  39,400   52,500  65,600  78,700  91,800  102,000
 350,000 and over.............  39,400   52,500  65,600  78,700  91,800  102,000

  The Company has adopted a Supplemental Executive Retirement Plan (the "SERP") in addition to the Retirement Plan. Participation is limited to such officers as the Board of Directors may select. Presently, 28 active or retired designated officers, managers and beneficiaries including the five highest paid officers of the Company, participate in the SERP. Each selected participant who retires on or after age 62 with 25 years of service will receive a SERP retirement benefit equivalent to 60% of his/her highest consecutive 3-year average annual earnings reduced by the Retirement Plan benefit. Annual earnings include wages, salary, bonus earned and the value of other annual compensation amounts as shown in the Summary Compensation Table. Reduced benefits apply to participants who retire with less than 25 years of service or before age 62. Participants with more than 25 years of service at retirement receive an additional benefit equal to 1.5% of their highest consecutive 3-year average annual earnings for each year of service beyond 25 years. The credited years of service under the SERP at December 31, 1998 for each of the individuals listed in the Summary Compensation Table are as follows: Charles A. Lenzie, 24 years; Michael R. Niggli, 2 years; Steven W. Rigazio, 14 years; Cynthia K. Gilliam, 24 years; and David G. Barneby, 32 years.

  The following table sets forth, by example, maximum annual benefits upon retirement on or after age 62 under the combined regular Retirement Plan and the SERP. The amounts shown below represent the application of the SERP formula to the highest consecutive 3-year average annual earnings and years of service shown. The amounts shown do not include Social Security benefits payable upon retirement.

                                    Maximum Annual Benefit for Specific
                                  Years of Credited Service at Retirement
                           -----------------------------------------------------
Highest Consecutive
3-Year Average Earnings    15 Years 20 Years 25 Years 30 Years 35 Years 40 Years
-----------------------    -------- -------- -------- -------- -------- --------
$150,000.................. $ 67,500 $ 78,750 $ 90,000 $101,250 $112,500 $123,750
 200,000..................   90,000  105,000  120,000  135,000  150,000  165,000
 250,000..................  112,500  131,250  150,000  168,750  187,500  206,250
 300,000..................  135,000  157,500  180,000  202,500  225,000  247,500
 350,000..................  157,500  183,750  210,000  236,250  262,500  288,750
 400,000..................  180,000  210,000  240,000  270,000  300,000  330,000
 450,000..................  202,500  236,250  270,000  303,750  337,500  371,250
 500,000..................  225,000  262,500  300,000  337,500  375,000  412,500

Director Compensation

  No director who receives a salary from the Company is paid any fees to serve as a director or as a member of any committee of the Board of Directors. Those directors not receiving salaries from the Company (the "Outside Directors") are paid an annual fee of $20,000 plus $1,000 for each directors' meeting attended; an annual fee of $10,000 for serving on the Executive Committee; $1,000 per meeting attended for serving on the Audit Committee, the Compensation Committee, the Nominating Committee, or the Pension Fund Committee and an additional $400 per meeting for serving as Committee Chairman. In addition, the Company provides a $20,000 term life insurance benefit for each of the Outside Directors.

Retirement Plan for Outside Directors

  The Company has established a Retirement Plan for the Outside Directors (the "RPOD"). Outside Directors who are first elected after March 12, 1998 are not eligible for benefits under the RPOD. The RPOD provides a maximum annual life benefit equivalent to the annual fee being paid to the Outside Director at the date of retirement. With respect to an Outside Director first elected after May 11, 1990, receipt of the maximum annual life benefit under the RPOD is subject to (a) minimum service for 5 years as an Outside Director and
(b) retirement on or before the first day of the month following such Outside Director's 72nd birthday. The annual benefit received by an Outside Director elected after May 11, 1990, who has met the minimum 5-year service requirement, will be reduced by $500 for each year such Outside Director retires after their 65th birthday but prior to their 72nd birthday.

Employment Contract

  The Company entered into an employment contract with Mr. Lenzie in March 1998. The employment contract is for a three year term and provides for an initial base salary of $475,000 per year. Mr. Lenzie will also be included in the SERP, the LTIP, the Short-Term Incentive Plan and he will be provided an automobile pursuant to the executive automobile policy. The employment contract also contains a change-in-control provision which would give Mr. Lenzie the amount equal to 3 times the annual salary in the event the Company is sold or merged and Mr. Lenzie terminates his employment with the Company.

  The Company entered into an employment contract with Mr. Niggli when he joined Nevada Power Company as President and Chief Operating Officer. The employment contract is for a three year term and provides for an initial base salary of $400,000 per year. Mr. Niggli will be provided with 26 years of credited service for the Retirement Plan, but the Company will only be responsible for paying the difference between the

Retirement Plan benefit and any benefits being paid by previous employers. Mr. Niggli will also be included in the SERP, the LTIP, the Short-Term Incentive Plan and he will also be provided an automobile pursuant to the executive automobile policy. The employment contract also contains a change-in-control provision which would give Mr. Niggli an amount equal to 2.99 times the annual salary, and full vesting of his Retirement Plan and SERP benefits in the event the Company is sold or merged and Mr. Niggli terminates his employment with the Company.

  All other remaining officers listed in the Summary Compensation Table (Steven Rigazio, Cynthia Gilliam and David Barneby) entered into employment contracts for three-year terms and which provide for their base salaries ($225,000, $205,000 and $185,000, respectively). Each Vice President will also be included in the SERP, the LTIP, the Short-Term Incentive Plan and an automobile pursuant to the executive automobile policy. These employment contracts also contain a change-in-control provision which would give them an amount equal to 2 times the annual salary in the event the Company is sold or merged and if employment terminates with the Company.

Severance Allowance Plan

  The Company has a Severance Allowance Plan (the "Severance Plan") for eligible employees under which any regular full-time or part-time employee of the Company will be eligible for severance benefits if terminated within three years after a change in control of the Company. The following are circumstances under which a change in control may occur: (a) the dissolution or liquidation of the Company; (b) a reorganization, merger, or consolidation with one or more corporations in which the Company is not the surviving corporation; (c) the sale, exchange, or transfer of Company stock resulting in any person or the person's affiliates owning more than 20 percent of the outstanding shares; (d) the election to the Company's Board of Directors of new members who were not originally nominated to the Board at the previous two annual meetings if, as a result of this election, new members constitute a majority of the Board, and (e) the sale of all or substantially all of the Company's assets. These are the only business conditions under which the Severance Plan becomes effective.

  The severance benefit is payable in full at the time of the employee's termination and equals the employee's monthly base salary, plus any bonus, in effect during the month immediately preceding termination, times the total number of months of severance benefits (the "severance benefit period") to which the employee is entitled based upon the employee's years of service. The severance benefit period for each employee shall be determined under the following schedule:

     Company Seniority                                              Severance
      Except Officers                                             Benefit Period
     -----------------                                            --------------
      6 Months to 5 Years........................................    6 Months
      6 Years to 10 Years........................................    9 Months
     11 Years to 20 Years........................................   12 Months
     21 Years and over...........................................   18 Months

  The severance benefit period for officers will be 24 months, except for the Chief Executive Officer and Chief Operating Officer whose severance benefit period is 36 months. In addition, each eligible employee will receive continued medical and life insurance benefits during such severance benefit period. No amounts paid or payable under the Severance Plan shall reduce or offset any amounts payable under other plans maintained by the Company, including any amounts payable under the Company's Retirement Plan or 401(k) Plan; nor shall any amounts paid or payable under any such plans reduce or offset any amounts payable under the Severance Plan. No payments will be made under the Severance Plan, if combined with any other compensation from the Company, the payments constitute what is defined as "excess parachute payments" by the Internal Revenue Code. Excess parachute payments are defined as those amounts over three times an individual's annualized average total compensation at the Company for each of the five years preceding the change-in-control.

Compensation Committee Report On Executive Compensation

  The Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing the philosophy for compensating the Company's executives and ensuring that all aspects of the Executive Compensation Program are administered consistent with the philosophy. During 1998, the Committee met two times. This report describes the Committee's decisions during 1998 in determining the compensation earned by the Chief Executive Officer (the "CEO"), the Chief Operating Officer, (the "COO"), and all other officers as a group.

  The Omnibus Budget Reconciliation Act of 1993 contained provisions on the deductibility of executive compensation. All compensation paid to the CEO and other proxy-named executives for 1998 is fully deductible. It is the Committee's intention to maintain the complete deductibility in the future; however, we reserve the right to deviate from this policy when and if we determine it is in the best interests of the Company and its shareholders to do so.

  The Company has retained the services of Towers Perrin, a compensation consulting firm, to assist the Committee in connection with the performance of its various duties. Towers Perrin has been retained in this capacity since 1990. Towers Perrin provides advice to the Committee with respect to the reasonableness of compensation paid to the officers of the Company.

Overall Objectives

  The primary objective of the Executive Compensation Program is to motivate the officers to achieve the Company's goals of providing the Company's shareholders with a competitive return on their investment, while at the same time providing its customers with high quality service at a competitive price. The compensation philosophy, therefore, bases a significant portion of each officer's total compensation on the achievement of these goals.

Compensation Philosophy

  The Executive Compensation Program is reviewed on an annual basis to ensure its alignment with the Company's compensation philosophy. To retain and attract an experienced results-oriented team, the Company's compensation philosophy is to provide a total compensation opportunity between the median and 75th percentile in comparison to both regulated and nonregulated businesses. Each year, the Committee reviews data from the Edison Electric Institute (the "EEI") Executive Compensation Survey of electric utilities and Towers Perrin's annual management compensation survey. In the following performance graph, the Company's total return to shareholders is compared to that of the electric utilities comprising the Peer Group Companies Index and the S&P 500 Stock Index. The Peer Group Companies Index is comprised of the companies from the now-discontinued Salomon Electric Utilities Index adjusted for mergers and restructurings. The overwhelming majority of the companies in the Peer Group Companies Index participate in the EEI survey database. The companies in the Towers Perrin survey parallel the type and mix of companies comprising the S&P 500 Stock Index.

  The Executive Compensation Program for the officers of the Company is comprised of base salary, annual performance-related awards and a long-term incentive plan. Annual base salary increases reflect the individual's performance and contribution over several years. Annual incentive awards vary directly with annual corporate performance for all officers. The long-term incentive plan approved by the Company's shareholders in 1993 provides officers with the opportunity to earn shares of common stock based on the Company achieving targeted earnings per share and the Company's total return to shareholders compared to a peer group of electric utilities.

  The remainder of this report discusses the administration of the 1998 Executive Compensation Program with respect to the CEO, COO and the other officers as a group.

1998 Base Salary

  The CEO received a salary increase of 11.8% in 1998. All other officers received increases of between 5.4% and 10.8%. For 1998, the CEO's salary and salaries for all other officers as a group were at the 75th percentile of salaries for comparable positions within the electric utility industry.

1998 Incentive Awards

  Awards under the Company's Short-Term Incentive Plan for 1998 were based on two corporate performance goals weighted as follows--corporate earnings, 60%; and customer satisfaction, 40%. Specific corporate performance goals were established at the beginning of the year. Achievement of the corporate performance goals were evaluated and taken into consideration in determining 1998 annual incentive awards for all officers.

  The 1998 incentive award earned by the CEO was 60% of salary while the COO earned 54% of salary. The incentive awards for all other officers were 30% of salary. These awards reflected the Company surpassing both the targeted earnings goal and targeted levels of customer satisfaction.

  Under the Company's LTIP for the 1996-1998 performance period, the Company's total shareholder return for the period, in comparison to the Peer Group Companies Index, was at the 48th percentile. This ranking relates to a 50% payout of the awards granted to all officers in 1996.

  Under the provisions of the Company's LTIP, the officers of the Company were granted a total number of 22,541 stock units for the 1998-2000 period. The CEO's grant of 6,400 stock units and the grant to all other officers as a group was based on the Company's philosophy of providing the opportunity to earn total compensation between the 50th and 75th percentile of regulated and nonregulated businesses. The actual number of stock units earned by the CEO and all officers as a group will be determined in 2001 based on the Company's earning per share goals and total shareholders return as compared to a peer group of electric utilities for the period 1998-2000 or such other measure as the Committee deems appropriate.

  Both the Short-Term Incentive Plan and the Long-Term Incentive Plan contain provisions whereby, in the event of a change of control, any performance cycles in process will be paid out on a prorata basis at target.

                                          COMPENSATION COMMITTEE
                                          Arthur M. Smith
                                          John L. Goolsby
                                          Jerry E. Herbst
                                          Frank E. Scott
                                          Jelindo A. Tiberti

                               PERFORMANCE GRAPH

  The following graph shows a five-year comparison of cumulative total returns for the Company's common stock, the S&P 500 Stock Index, and the Peer Group Companies Index. The companies that make up the Peer Group Companies Index are listed below.

             Comparison of Five-Year Cumulative Total Return Among
     Nevada Power Company Common Stock (NPC), S&P 500 Stock Index (S&P 500)
                     and Peer Group Companies Index (Peer)

  Value of Investment ($)
               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
            AMONG NEVADA POWER, S&P 500 INDEX AND PEER GROUP

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period           NEVADA         S&P
(Fiscal Year Covered)        POWER          500 INDEX     Peer Group
-------------------          ----------     ---------     ----------
Measurement Pt- 12/31/93     $100           $100         $100
FYE   12/31/94               $ 91           $101         $ 88
FYE   12/31/95               $107           $139         $116
FYE   12/31/96               $107           $171         $118
FYE   12/31/97               $149           $229         $150
FYE   12/31/98               $155           $294         $172

  Assumes $100 invested on December 31, 1993 in Nevada Power Company common stock, S&P 500 Stock Index and Peer Group Companies Index with dividend reinvestment over the period.

  The Companies included in the Peer Group Companies Index are the following.

ALLEGHENY ENERGY INC                           AMEREN CORP
AMERICAN ELECTRIC POWER                        ATLANTIC ENERGY INC
BALTIMORE GAS & ELECTRIC                       BOSTON EDISON CO
CAROLINA POWER & LIGHT                         CENTERIOR ENERGY CORP
CENTRAL & SOUTHWEST CORP                       CINERGY CORP
CIPSCO INC                                     CMS ENERGY CORP
CONSOLIDATED EDISON OF NY                      DELMARVA POWER & LIGHT
DOMINION RESOURCES INC                         DPL INC
DQE INC                                        DTE ENERGY CO
DUKE ENERGY CORP                               EASTERN UTILITIES ASSOC
EDISON INTERNATIONAL                           ENOVA CORP
ENTERGY CORP                                   FIRSTENERGY CORP
FLORIDA PROGRESS CORP                          FPL GROUP INC

GPU INC                                        HOUSTON INDUSTRIES INC
IDAHO POWER CO                                 ILLINOVA CORP
IPALCO ENTERPRISES INC                         KANSAS CITY POWER & LIGHT
KU ENERGY CORP                                 LG&E ENERGY CORP
LONG ISLAND LIGHTING                           MONTANA POWER CO
NEW CENTURY ENERGIES INC                       NEW ENGLAND ELECTRIC SYSTEM
NEW YORK STATE ELEC & GAS                      NIAGARA MOHAWK POWER
NIPSCO INDUSTRIES INC                          NORTHEAST UTILITIES
NORTHERN STATES POWER/MIN                      OGE ENERGY CORP
PACIFICORP                                     PECO ENERGY CO
PG&E CORP                                      PINNACLE WEST CAPITAL
PORTLAND GENERAL CORP                          POTOMAC ELECTRIC POWER
PP&L RESOURCES INC                             PUBLIC SERVICE CO OF NEW MEXICO
PUBLIC SERVICE ENTRP                           PUGET SOUND ENERGY INC
ROCHESTER GAS & ELECTRIC                       SCANA CORP
SIERRA PACIFIC RES                             SOUTHERN CO
TECO ENERGY INC                                TEXAS UTILITES CO
UNICOM CORP                                    WESTERN RESOURCES INC
WISCONSIN ENERGY CORP

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

  The following table presents certain information regarding the Company's Common Stock beneficially owned by each director, the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the year 1998, and all directors and executive officers of the Company as a group as of December 31, 1998:

                                                 Amount and Nature    Percent of
            Name of Beneficial Owner          of Beneficial Ownership   Class
            ------------------------          ----------------------- ----------
     Mary Kaye Cashman......................            8,118(1)         .016%
     Mary Lee Coleman.......................          299,157(2)         .584%
     Fred D. Gibson, Jr.....................            7,593(3)         .015%
     John L. Goolsby........................            5,440(4)         .011%
     Jerry E. Herbst........................            5,100(5)         .010%
     Charles A. Lenzie......................           18,926(6)(14)     .037%
     Michael R. Niggli......................            4,261(5)(14)     .008%
     John F. O'Reilly.......................            2,000(7)         .004%
     Frank E. Scott.........................            4,146(5)         .008%
     Arthur M. Smith........................            1,200(8)         .002%
     Jelindo A. Tiberti.....................            2,000(9)         .004%
     David G. Barneby.......................            6,374(10)(14)    .012%
     Cynthia K. Gilliam.....................            4,740(11)(14)    .009%
     Steven W. Rigazio......................            7,317(12)(14)    .014%
     All Directors & Executive Officers as a
      Group
      (17 individuals)(15)..................          385,657(13)(14)    .752%

--------
 (1) 6,300 shares held in street name; balance held in shareholder's name.

 (2) 158,696 shares held in shareholder's name; balance held in family trust.

 (3) 4,600 shares held in street name; balance held in shareholder's name.

 (4) 5,000 shares held in street name; balance held in shareholder's name.

 (5) Held in shareholder's name.

 (6) 7,930 shares held in street name; balance held in shareholder's name.

 (7) Held in street name.

 (8) 1,000 shares held in street name; balance held in family trust.

 (9) 1,250 shares held in street name; balance held in name of controlled corporation.

(10) 1,136 shares held in street name; 2,392 shares held in shareholder's name; balance held in trust.

(11) 1,478 shares held in street name; balance held in shareholder's name.

(12) 3,485 shares held in shareholder's name; balance held in family trust.

(13) Includes 750 shares held in the name of controlled corporation; 30,694 shares held in street name; 150,601 shares held in trust and 203,612 shares held in shareholders' names.

(14) Of the shares shown, 3,127 shares beneficially owned by Mr. Lenzie, 216 shares beneficially owned by Mr. Niggli, 2,392 shares beneficially owned by Mr. Barneby, 2,283 shares beneficially owned by Mrs. Gilliam, 2,057 shares beneficially owned by Mr. Rigazio, and 14,888 of the shares beneficially owned by all directors and executive officers as a group are held in the Company's 401(k) Plan for the benefit of such shareholders. These shares are fully vested. All shares of Company Common Stock held in the Company's 401(k) Plan are subject to shared voting power with the trustee of the 401(k) Plan.

(15) None of the directors or executive officers own any of the Company's outstanding Cumulative Preferred Stock or Preference Stock.

  The management of the Company does not know of any shareholder holding more than 5% of the Company's common stock.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Management of the Company has no knowledge of any transaction, relationship or indebtedness which is required to be disclosed by Item 13.

                                    PART IV

         ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                            AND REPORTS ON FORM 8-K

  The Company's consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 together with the auditors' report appearing on pages 39 to 60 of Nevada Power Company's 1998 Annual Report to Shareholders are incorporated herein by reference and filed as Exhibit 13.

               Consolidated Financial Statement Schedule for the
                  Years Ended December 31, 1998, 1997 and 1996              Page
               -------------------------------------------------            ----
     Independent Auditors' Consent and Report on Schedule..................  35
     Schedule II--Valuation and Qualifying Accounts........................  36

  All other schedules are omitted because they are not applicable, not required, or because the information is included in the consolidated financial statements or notes thereto.

 Exhibits
  Filed                               Description
 --------                             -----------
 10.86    Amendment dated April 30, 1998 to Exhibit 10.55

 10.87    Amendment dated April 30, 1998 to Exhibit 10.48

 12       Computation of Ratios--December 31, 1998

 13       Pages 32 to 62 of Nevada Power Company's Annual Report to
           Shareholders for the Year Ended December 31, 1998 (incorporated by reference in Parts II and IV hereof)

 23       Independent Auditors' Consent and Report on Schedule

 27       Financial Data Schedule--December 31, 1998

  In addition to those Exhibits shown above, the Company hereby incorporates the following Exhibits pursuant to Exchange Act Rule 12B-32 and Regulation #201.24 by reference to the filings set forth below:

 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
 2.1     Agreement and Plan of Merger, April    2.1 to Form 8-K        1-4698
          29, 1998 by Nevada Power Company,                         Year 1998
          Sierra Pacific Resources, LAKE
          Merger Sub, Inc. and DESERT Merger
          Sub, Inc.

 3.1     Restated Articles of Incorporation     3.8 to Form 10-K       1-4698
          filed June 10, 1988                                       Year 1988

 3.2     Amendment to Restated Articles of      4.7 to Form S-8      33-32372
          Incorporation filed May 23, 1989

 3.3     Amendment to Restated Articles of      4.8 to Form S-3      33-55698
          Incorporation filed June 8, 1992

 3.4     Restated Bylaws, as amended March 9,   3.4 to Form 10-K       1-4698
          1995                                                      Year 1995

 4.1     Certificate of Designation of
          Cumulative Preferred Stock as
          follows:

         5.40% Series                           2.1 to Form S-1       2-16968

         5.20% Series                           2.1 to Form S-1       2-20618
         4.70% Series                           3.2 to Form 8-K        1-4698
                                                                    July 1965

         8% Series                              2.1 to Form S-7       2-44513

         8.70% Series                           2.1 to Form S-7       2-49622

         11.50% Series                          2.1 to Form S-7       2-52238

         9.75% Series                           2.1 to Form S-7       2-56788

         Auction Series A                       4.6 to Form S-3      33-15554

         Auction Series A as amended November   4.9 to Form S-3      33-44460
          14, 1991

         Auction Series A as amended December   4.1 to Form 10-K       1-4698
          12, 1991                                                  Year 1992

         9.90% Series                           4.1 to Form 10-K       1-4698
                                                                    Year 1992

 4.2     Indenture of Mortgage and Deed of      4.2 to Form S-1       2-10932
          Trust Providing for First Mortgage
          Bonds, dated October 1, 1953 and
          Twenty-Six Supplemental Indentures
          as follows:

         First Supplemental Indenture, dated    4.2 to Form S-1       2-11440
          August 1, 1954

         Second Supplemental Indenture, dated   4.9 to Form S-1       2-12566
          September 1, 1956

         Third Supplemental Indenture, dated    4.13 to Form S-1      2-14949
          May 1, 1959

         Fourth Supplemental Indenture, dated   4.5 to Form S-1       2-16968
          October 1, 1960


 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
         Fifth Supplemental Indenture, dated    4.6 to Form S-16      2-74929
          December 1, 1961

         Sixth Supplemental Indenture, dated    4.6A to Form S-1      2-21689
          October 1, 1963

         Seventh Supplemental Indenture,        4.6B to Form S-1      2-22560
          dated August 1, 1964

         Eighth Supplemental Indenture, dated   4.6C to Form S-9      2-28348
          April 1, 1968

         Ninth Supplemental Indenture, dated    4.6D to Form S-1      2-34588
          October 1, 1969

         Tenth Supplemental Indenture, dated    4.6E to Form S-7      2-38314
          October 1, 1970

         Eleventh Supplemental Indenture,       2.12 to Form S-7      2-45728
          dated November 1, 1972

         Twelfth Supplemental Indenture,        2.13 to Form S-7      2-52350
          dated December 1, 1974

         Thirteenth Supplemental Indenture,     4.14 to Form S-16     2-74929
          dated October 1, 1976

         Fourteenth Supplemental Indenture,     4.15 to Form S-16     2-74929
          dated May 1, 1977

         Fifteenth Supplemental Indenture,      4.16 to Form S-16     2-74929
          dated September 1, 1978

         Sixteenth Supplemental Indenture,      4.17 to Form S-16     2-74929
          dated December 1, 1981

         Seventeenth Supplemental Indenture,    4.2 to Form 10-K       1-4698
          dated August 1, 1982                                      Year 1982

         Eighteenth Supplemental Indenture,     4.6 to Form S-3       33-9537
          dated November 1, 1986

         Nineteenth Supplemental Indenture,     4.2 to Form 10-K       1-4698
          dated October 1, 1989                                     Year 1989

         Twentieth Supplemental Indenture,      4.21 to Form S-3     33-53034
          dated May 1, 1992

         Twenty-First Supplemental Indenture,   4.22 to Form S-3     33-53034
          dated June 1, 1992

         Twenty-Second Supplemental             4.23 to Form S-3     33-53034
          Indenture, dated June 1, 1992

         Twenty-Third Supplemental Indenture,   4.23 to Form S-3     33-53034
          dated October 1, 1992

         Twenty-Fourth Supplemental             4.23 to Form S-3     33-53034
          Indenture, dated October 1, 1992

         Twenty-Fifth Supplemental Indenture,   4.23 to Form S-3     33-53034
          dated January 1, 1993

         Twenty-Sixth Supplemental Indenture,   4.2 to Form 10-K       1-4698
          dated May 1, 1995                                         Year 1995

 4.3     Instrument of Further Assurance        4.8 to Form S-1       2-12566
          dated April 1, 1956 to Indenture of
          Mortgage and Deed of Trust dated
          October 1, 1953

 4.4     Rights Agreement dated October 15,     4.1 to Form 8-A        1-4698
          1990 between Manufacturers Hanover                        Year 1990
          Trust Company and Nevada Power
          Company


 Exhibit                                      Originally Filed
   No.              Description                  as Exhibit        File No.
 -------            -----------               ----------------     --------
 4.5     Junior Subordinated Indenture       4.01 to Form S-3       333-21091
          between Nevada Power and IBJ
          Schroder Bank & Trust Company,
          as Debenture Trustee dated March
          1, 1997

 4.6     Trust Agreement of NVP Capital I    4.03 to Form S-3       333-21091
          dated March 1, 1997

 4.7     Form of Amended and Restated        4.10 to Form S-3       333-21091
          Trust Agreement dated March 1,
          1997

 4.8     Form of Preferred Security          4.11 to Form S-3       333-21091
          Certificate for NVP Capital I
          and NVP Capital II dated March
          1, 1997

 4.9     Form of Guarantee Agreement dated   4.12 to Form S-3       333-21091
          March 1, 1997

 4.10    Form of Supplemental Indenture      4.13 to Form S-3       333-21091
          between Nevada Power and IBJ
          Schroder Bank & Trust Company,
          as Debenture Trustee dated March
          1, 1997

 4.11    Form of Agreement as to Expenses    4.14 to Form S-3       333-21091
          and Liabilities between Nevada
          Power and NVP Capital I dated
          March 1, 1997

 4.12    Form of Indenture between Nevada    4.1 to Form S-3        333-63613
          Power and IBJ Schroder Bank &                                   and
          Trust Company, as Trustee dated                        333-63613-01
          October 1, 1998

 4.13    Certificate of Trust of NVP         4.2 to Form S-3        333-63613
          Capital III dated October 1,                                    and
          1998                                                   333-63613-01

 4.14    Trust Agreement for NVP Capital     4.3 to Form S-3        333-63613
          III dated October 1, 1998                                       and
                                                                 333-63613-01

 4.15    Form of Amended and Restated        4.4 to Form S-3        333-63613
          Declaration of Trust dated                                      and
          October 1, 1998                                        333-63613-01

 4.16    Form of Preferred Security          4.5 to Form S-3        333-63613
          Certificate for NVP Capital III                                 and
          dated October 1, 1998                                  333-63613-01

 4.17    Form of Preferred Securities        4.7 to Form S-3        333-63613
          Guarantee Agreement dated                                       and
          October 1, 1998                                        333-63613-01

 4.18    Form of Junior Subordinated         4.9 to Form S-3        333-63613
          Deferrable Interest Debenture                                   and
          dated October 1, 1998                                  333-63613-01

 4.19    Amendment dated April 29, 1998 to   10.1 to Form 8-K          1-4698
          Rights Agreement Exhibit 4.4                              Year 1998

 10.1    Contract for Sale of Electrical     13.9A to Form S-1        2-10932
          Energy between State of Nevada
          and the Company, dated October
          10, 1941

 10.2    Amendment dated June 30, 1953 to    13.9A to Form S-1        2-10932
          Exhibit 10.1

 10.3    Contract for Sale of Electrical     13.10 to Form S-1        2-10932
          Energy between State of Nevada
          and the Company, dated June 1,
          1951


 Exhibit                                        Originally Filed
   No.               Description                   as Exhibit       File No.
 -------             -----------                ----------------    --------
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

 10.7    Eldorado System Conveyance and Co-    13.30 to Form S-9      2-28348
          tenancy Agreement dated December
          20, 1967 between the Company and
          Salt River Project Agricultural
          Improvement and Power District and
          Southern California Edison Company

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

 10.12   Note Agreement dated December 11,     5.35 to Form S-7       2-49622
          1973 relating to $25,000,000 8
          1/2% Promissory Notes due 1998

 10.13   Reclaimed Wastewater Purchase         5.36 to Form S-7       2-52238
          Agreement dated June 21, 1974
          among City of Las Vegas, Nevada,
          Clark County Sanitation District
          No. 1, County of Clark, Nevada and
          Nevada Power Company

 10.14   Equipment Lease dated as of March     5.37 to Form 8-K        1-4698
          1, 1974 between Nevada Power                             April 1974
          Company, Lessor, and Clark County,
          Nevada, Lessee


 Exhibit                                        Originally Filed
   No.               Description                   as Exhibit       File No.
 -------             -----------                ----------------    --------
 10.15   Sublease Agreement dated as of        5.38 to Form 8-K        1-4698
          March 1, 1974 between Clark                              April 1974
          County, Nevada, Sublessor, and
          Nevada Power Company, Sublessee

 10.16   Guaranty Agreement dated as of        5.39 to Form 8-K        1-4698
          March 1, 1974 between Nevada Power                       April 1974
          Company and Commerce Union Bank as
          Trustee

 10.17   Navajo Project Co-tenancy Agreement   5.31 to Form 8-K        1-4698
          dated March 23, 1976 between the                         April 1974
          Company, Arizona Public Service
          Company, Department of Water and
          Power of the City of Los Angeles,
          Salt River Project Agricultural
          Improvement and Power District,
          Tucson Gas & Electric Company and
          the United States of America

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

 10.23   Coal Supply Agreement dated March     5.37 to Form S-7       2-62509
          1, 1980 between the Company and
          Beaver Creek Coal Company

 10.24   Coal Supply Agreement dated March     5.38 to Form S-7       2-62509
          1, 1980 between the Company and
          Trail Mountain Coal Company

 10.25   Coal Supply Agreement dated           10.26 to Form 10-K      1-4698
          December 8, 1980 between the                              Year 1981
          Company and Plateau Mining Company

 10.26   Coal Supply Agreement dated August    10.26 to Form 10-K      1-4698
          31, 1982 between the Company and                          Year 1982
          CO-OP Mining Company

 10.27   Coal Supply Agreement dated           10.27 to Form 10-K      1-4698
          September 8, 1982 between the                             Year 1982
          Company and Getty Mining Company

 10.28   Coal Supply Agreement dated           10.28 to Form 10-K      1-4698
          September 8, 1982 between the                             Year 1982
          Company and Tower Resources, Inc.

 10.29   Coal Supply Agreement dated           10.29 to Form 10-K      1-4698
          September 22, 1982 between the                            Year 1982
          Company and Beaver Creek Coal
          Company


 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
 10.30   Memorandum of Understanding            10.30 to Form 10-K     1-4698
          Concerning Interconnection between                        Year 1983
          Utah Power & Light Company and
          Nevada Power Company dated February
          2, 1984

 10.31   Sublease Agreement between Powveg      10.31 to Form 10-K     1-4698
          Leasing Corp., as Lessor and Nevada                       Year 1983
          Power Company as Lessee, dated
          January 11, 1984 for lease of
          administrative headquarters

 10.32   Participation Agreement between Utah   10.32 to Form 10-K     1-4698
          Power & Light Company and the                             Year 1985
          Company dated December 19, 1985

 10.33   Sale and Purchase Agreement dated as   10.33 to Form 10-K     1-4698
          of December 23, 1985 by and between                       Year 1985
          Nevada Power Company and CP
          National Corporation

 10.34   Restated Coal Sales Agreement as of    10.34 to Form 10-K     1-4698
          July 1, 1985 by and between Nevada                        Year 1985
          Power Company and Trail Mountain
          Coal Company

 10.35   Summary of Supplemental Executive      10.35 to Form 10-K     1-4698
          Retirement Plan as approved                               Year 1985
          November 14, 1985

 10.36   Financing Agreement dated as of        10.36 to Form 10-K     1-4698
          February 1, 1983 between Clark                            Year 1985
          County, Nevada and Nevada Power
          Company

 10.37   Financing Agreement between Clark      10.37 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1985
          Company dated as of December 1,
          1985

 10.38   Reimbursement Agreement dated as of    10.38 to Form 10-K     1-4698
          December 1, 1985 between The Fuji                         Year 1986
          Bank, Limited and Nevada Power
          Company

 10.39   Contract for Sale of Electrical        10.39 to Form 10-K     1-4698
          Energy between the State of Nevada                        Year 1987
          and the Company, dated July 8, 1987

 10.40   Power Sales Agreement between Utah     10.40 to Form 10-K     1-4698
          Power & Light Company and the                             Year 1987
          Company, dated August 17, 1987

 10.41   Transmission Facilities Agreement      10.41 to Form 10-K     1-4698
          between Utah Power & Light Company                        Year 1987
          and the Company, dated August 17,
          1987

 10.42   Financing Agreement between Clark      10.42 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1988
          Company dated as of November 1,
          1988

 10.43   Reimbursement Agreement dated as of    10.43 to Form 10-K     1-4698
          November 1, 1988 between The Fuji                         Year 1988
          Bank, Limited and Nevada Power
          Company

 10.44   Power Purchase Contract dated          10.45 to Form 10-K     1-4698
          February 15, 1990 between Mission                         Year 1989
          Energy Company and Nevada Power
          Company

 10.45   Contract for Long-Term Power           10.46 to Form 10-K     1-4698
          Purchases from Qualifying                                 Year 1989
          Facilities dated May 1, 1989
          between Oxford Energy of Nevada and
          Nevada Power Company


 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
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

 10.49   Contract for Long-Term Power           10.50 to Form 10-K     1-4698
          Purchases from Qualified Facilities                       Year 1989
          dated February 12, 1990 between Las
          Vegas Co-generation, Inc. and
          Nevada Power Company

 10.50   Agreement for Transmission Service     10.51 to Form 10-K     1-4698
          dated March 29, 1989 between                              Year 1989
          Overton Power District No. 5 ,
          Lincoln County Power District No. 1
          and Nevada Power Company

 10.51   Contract dated June 30, 1988 between   10.52 to Form 10-K     1-4698
          United States Department of Energy                        Year 1989
          Western Area Power Administration
          and Nevada Power Company

 10.52   Executive Performance Incentive Plan   10.53 to Form 10-K     1-4698
          dated as of January 1, 1989                               Year 1989

 10.53   Severance Allowance Plan adopted       10.54 to Form 10-K     1-4698
          September 14, 1989                                        Year 1989

 10.54   Power Purchase Contract dated July     10.55 to Form 10-K     1-4698
          5, 1990 between Mission Energy                            Year 1990
          Company and Nevada Power Company

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

 10.56   Amendment dated June 15, 1989 to       10.57 to Form 10-K     1-4698
          Exhibit 10.45                                             Year 1990

 10.57   Amendment dated August 23, 1989 to     10.58 to Form 10-K     1-4698
          Exhibit 10.45                                             Year 1990

 10.58   Amendment dated April 23, 1990 to      10.59 to Form 10-K     1-4698
          Exhibit 10.45                                             Year 1990

 10.59   Exhibit H dated August 13, 1990 to     10.60 to Form 10-K     1-4698
          Exhibit 10.45                                             Year 1990

 10.60   Western Systems Power Pool Agreement   10.61 to Form 10-K     1-4698
          (Agreement) dated January 2, 1991                         Year 1990
          between thirty-nine other Western
          Systems Power Pool members as
          listed on pages 1 and 2 of the
          Agreement and Nevada Power Company



 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
 10.61   Financing Agreement between Clark      10.62 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1990
          Company dated June 1, 1990

 10.62   Restated Power Sales Agreement dated   10.63 to Form 10-K     1-4698
          March 25, 1991 between Pacificorp                         Year 1991
          and Nevada Power Company

 10.63   Amendment dated July 17, 1990 to       10.64 to Form 10-K     1-4698
          Exhibit 10.54                                             Year 1991

 10.64   Financing Agreement between Clark      10.65 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1992
          Company dated June 1, 1992 (Series
          1992A)

 10.65   Financing Agreement between Clark      10.66 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1992
          Company dated June 1, 1992 (Series
          1992B)

 10.66   Financing Agreement between Clark      10.67 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1992
          Company dated October 1, 1992

 10.67   Power Sales Agreement dated October    10.68 to Form 10-K     1-4698
          19, 1992 between the Department of                        Year 1992
          Water and Power of the City of Los
          Angeles and Nevada Power Company

 10.68   Long-Term Incentive Plan dated as of   10.69 to Form 10-K     1-4698
          January 1, 1993                                           Year 1993

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

 10.71   401(k) Savings Plan, as amended and    99.1 to Form S-8     33-50809
          restated January 1, 1990

 10.72   Amendment dated January 1, 1991 to     99.2 to Form S-8     33-50809
          Exhibit 10.71

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

 10.75   Financing Agreement between Clark      10.75 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1995
          Company dated October 1, 1995
          (Series 1995A)


 Exhibit                                         Originally Filed
   No.                Description                   as Exhibit      File No.
 -------              -----------                ----------------   --------
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

 10.79   Financing Agreement between Coconino   10.79 to Form 10-K     1-4698
          County, Arizona Pollution Control                         Year 1995
          Corporation and Nevada Power
          Company dated October 1, 1995
          (Series 1995E)

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

 10.83   Financing Agreement between Clark      10.83 to Form 10-K     1-4698
          County, Nevada and Nevada Power                           Year 1997
          Company dated November 1, 1997

 10.84   Financing Agreement between Coconino   10.84 to Form 10-K     1-4698
          County, Arizona Pollution Control                         Year 1997
          Corporation and Nevada Power
          Company dated November 1, 1997

 10.85   Loan Agreement dated as of November    10.85 to Form 10-K     1-4698
          21, 1997 between Nevada Power                             Year 1997
          Company, certain banks, Nationsbank
          of Texas, N.A. as Documentation
          Agent and Wells Fargo Bank,
          National Association as Arranger
          and Administrative Agent

Reports on Form 8-K

  The Company filed no current report on Form 8-K during the quarter ended December 31, 1998.

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

  We consent to the incorporation by reference in Registration Statements No. 333-46567 on Form S-3 and No. 33-34011 on Form S-8 of Nevada Power Company of our report dated March 1, 1999 incorporated by reference in this Annual Report on Form 10-K of Nevada Power Company for the year ended December 31, 1998.

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

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 15, 1999

                              NEVADA POWER COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (In Thousands of Dollars)

                                                                     Reserve for
                                                                      Doubtful
                                                                      Accounts
                                                                     -----------
BALANCE AT JANUARY 1, 1996..........................................   $ 1,327
  Provision charged to income.......................................     3,829
  Amounts written off, less recoveries..............................    (2,264)
                                                                       -------

BALANCE AT DECEMBER 31, 1996........................................     2,892
  Provision charged to income.......................................     2,737
  Amounts written off, less recoveries..............................    (3,338)
                                                                       -------

BALANCE AT DECEMBER 31, 1997........................................     2,291
  Provision charged to income.......................................     3,697
  Amounts written off, less recoveries..............................    (3,559)
                                                                       -------

BALANCE AT DECEMBER 31, 1998........................................   $ 2,429
                                                                       =======

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEVADA POWER COMPANY
                    ________________________________________
                                  (Registrant)

March 19, 1999  By              MICHAEL R. NIGGLI
                    ________________________________________
                                Michael R. Niggli
                             Chief Executive Officer


  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 1999  By              MICHAEL R. NIGGLI
                    ________________________________________
                       Michael R. Niggli, Chief Executive
                              Officer and Director
                          (Principal Executive Officer)

March 19, 1999  By              STEVEN W. RIGAZIO
                    ________________________________________
                       Steven W. Rigazio, Vice President,
                        Finance and Planning, Treasurer,
                             Chief Financial Officer
                            (Principal Financial and
                          Principal Accounting Officer)

March 19, 1999  By              MARY KAYE CASHMAN
                    ________________________________________
                           Mary Kaye Cashman, Director

March 19, 1999  By              MARY LEE COLEMAN
                    ________________________________________
                           Mary Lee Coleman, Director

March 19, 1999  By             FRED D. GIBSON JR.
                    ________________________________________
                          Fred D. Gibson Jr., Director

March 19, 1999  By               JOHN L. GOOLSBY
                    ________________________________________
                            John L. Goolsby, Director

March 19, 1999  By               JERRY E. HERBST
                    ________________________________________
                            Jerry E. Herbst, Director

March 19, 1999  By              CHARLES A. LENZIE
                    ________________________________________
                           Charles A. Lenzie, Director

March 19, 1999  By              JOHN F. O'REILLY
                    ________________________________________
                           John F. O'Reilly, Director

March 19, 1999  By               FRANK E. SCOTT
                    ________________________________________
                            Frank E. Scott, Director

March 19, 1999  By               ARTHUR M. SMITH
                    ________________________________________
                            Arthur M. Smith, Director

March 19, 1999  By             JELINDO A. TIBERTI
                    ________________________________________
                          Jelindo A. Tiberti, Director