Form 10-Q
period 1999-03-31
NEVADA POWER CO
filed 1999-04-30
CIK 71180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended March 31, 1999                     Commission File No. 1-4698
                  --------------                                         ------

                                     Nevada Power Company
                    ------------------------------------------------------
                    (Exact name of registrant as specified in its charter)




           Nevada                                                88-0045330
-------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                            Identification No.)




6226 West Sahara Avenue, Las Vegas, Nevada                              89146
------------------------------------------                           ----------
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

          Common Stock outstanding April 30, 1999, 51,265,117 shares.
                                                   ----------
                                       1

                         PART I.  FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)
                                                                 FOR THE
                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
ELECTRIC REVENUES ......................................... $182,433  $165,263
OPERATING EXPENSES AND TAXES:
     Fuel .................................................   30,603    26,573
     Purchased and interchanged power .....................   53,860    51,055
     Deferred energy cost
      adjustments, net ....................................    3,789    (2,276)
                                                            --------  --------
      Net energy costs ....................................   88,252    75,352
     Other production operations ..........................    5,501     4,469
     Other operations .....................................   26,213    25,683
     Maintenance and repairs ..............................   15,011    12,482
     Provision for depreciation ...........................   19,704    17,711
     General taxes ........................................    5,378     5,369
     Federal income taxes .................................    1,413     2,934
                                                            --------  --------
                                                             161,472   144,000
                                                            --------  --------
OPERATING INCOME ..........................................   20,961    21,263
                                                            --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction .................................    2,253     2,199
     Miscellaneous, net ...................................     (319)     (593)
                                                            --------  --------
                                                               1,934     1,606
                                                            --------  --------
INCOME BEFORE INTEREST DEDUCTIONS .........................   22,895    22,869
                                                            --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ...........................   14,706    14,108
     Other interest .......................................    2,011       566
     Allowance for borrowed funds used
      during construction .................................   (2,098)   (1,178)
                                                            --------  --------
                                                              14,619    13,496
                                                            --------  --------
Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trusts ................................    3,793     2,437
                                                            --------  --------
NET INCOME ................................................    4,483     6,936
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK ....................................................       42        44
                                                            --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ....................... $  4,441  $  6,892
                                                            ========  ========
WEIGHTED AVERAGE COMMON SHARES

 OUTSTANDING ..............................................   51,265    50,579
                                                            ========  ========
EARNINGS PER AVERAGE COMMON SHARE ......................... $    .09  $    .14
                                                            ========  ========
DIVIDENDS PER COMMON SHARE ................................ $    .25  $    .40
                                                            ========  ========
See Notes to Condensed Consolidated Financial Statements.
                                   2

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)
                                                        March 31, December 31,
                                                          1999       1998
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,656,239   $2,628,934
  Less accumulated depreciation .....................     728,331      708,791
                                                       ----------   ----------
    Net plant in service ............................   1,927,908    1,920,143
  Construction work in progress .....................     231,734      213,365
  Other plant, net ..................................      65,188       66,378
                                                       ----------   ----------
                                                        2,224,830    2,199,886
                                                       ----------   ----------
INVESTMENTS .........................................      25,717       24,483
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............         741        1,770
  Customer receivables ..............................      73,103       81,288
  Other receivables .................................      10,709       16,010
  Fuel stock and materials and supplies .............      45,337       39,606
  Deferred energy costs .............................      60,571       62,489
  Prepayments .......................................       8,213        7,787
                                                       ----------   ----------
                                                          198,674      208,950
                                                       ----------   ----------
DEFERRED CHARGES ....................................     179,891      174,505
                                                       ----------   ----------
                                                       $2,629,112   $2,607,824
                                                       ==========   ==========
                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 51,265,117 and 51,265,117
     shares issued and outstanding, respectively ....  $   54,107   $   54,066
    Premium and unamortized expense on capital stock      682,989      683,156
    Retained earnings ...............................     118,439      126,814
                                                       ----------   ----------
                                                          855,535      864,036
                                                       ----------   ----------
  Cumulative preferred stock ........................       3,217        3,265
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872      118,872
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital III, holding solely $72.2 million principal
   amount of 7 3/4% junior subordinated debentures of
   the Company, due 2038 ............................      70,000       70,000
                                                       ----------   ----------
                                                          188,872      188,872
                                                       ----------   ----------
  Long-term debt ....................................   1,028,710      900,227
                                                       ----------   ----------
                                                        2,076,334    1,956,400
                                                       ----------   ----------
CURRENT LIABILITIES:
  Notes Payable .....................................      22,365      105,000
  Current maturities and sinking fund requirements ..      50,291       50,380
  Accounts payable ..................................      57,956       83,439
  Accrued taxes .....................................       1,168            -
  Accrued interest ..................................      16,326        7,829
  Deferred taxes on deferred energy costs ...........      21,200       21,871
  Customers' service deposits and other .............      39,732       41,427
                                                       ----------   ----------
                                                          209,038      309,946
                                                       ----------   ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      27,719       28,083
  Deferred taxes on income ..........................     233,816      231,610
  Customers' advances for construction and other ....      82,205       81,785
                                                       ----------   ----------
                                                          343,740      341,478
                                                       ----------   ----------
                                                       $2,629,112   $2,607,824
                                                       ==========   ==========
See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $  4,483    $  6,936
  Adjustments to reconcile net income to net cash
     provided-
   Depreciation and amortization ......................     23,376      20,537
   Deferred income taxes and investment tax credits ...     (1,630)      3,340
   Allowance for other funds used during construction .     (2,253)     (2,199)
  Changes in-
   Receivables ........................................     13,483       6,427
   Fuel stock and materials and supplies ..............     (5,731)     (1,961)
   Accounts payable and other current liabilities .....    (27,319)    (11,545)
   Deferred energy costs ..............................      1,918      (2,923)
   Accrued taxes and interest .........................     12,100       7,933
  Other assets and liabilities ........................     (7,519)     (7,313)
                                                          --------    --------
    Net cash provided by operating activities .........     10,908      19,232
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......    (43,421)    (38,196)
  Investment in subsidiaries and other ................     (1,766)       (227)
                                                          --------    --------
    Net cash used in investing activities .............    (45,187)    (38,423)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................          -       7,575
  Issuance of long-term debt ..........................    130,000           -
  Deposit of funds held in trust ......................          -        (532)
  Withdrawal of funds held in trust ...................         10           -
  Retirement of long-term debt ........................     (1,612)    (16,081)
  Retirement of preferred stock .......................        (49)        (80)
  Change in short-term borrowing ......................    (82,635)     47,155
  Cash dividends ......................................    (12,894)    (20,221)
  Other financing activities ..........................        430         701
                                                          --------    --------
    Net cash provided by financing activities .........     33,250      18,517
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net decrease during the period ......................     (1,029)       (674)
  Beginning of period .................................      1,770         720
                                                          --------    --------
  End of period .......................................   $    741    $     46
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 12,334    $ 11,303
                                                          ========    ========
  Income taxes ........................................   $      -    $      -
                                                          ========    ========
See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management are necessary for a fair presentation and are of a normally recurring nature. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report. Certain prior period amounts have been reclassified, with no effect on income or common shareholders' equity, to conform to the current period presentation.

(1)  CONSOLIDATION POLICY:

     The condensed consolidated financial statements include the accounts of Nevada Power Company (Company) and its wholly-owned subsidiaries, NVP Capital I and III. All significant intercompany transactions and balances have been eliminated in consolidation.

(2)  RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effect of the adoption of FAS 133 on the Company's consolidated financial statements and disclosures.

(3)  FEDERAL INCOME TAXES:

     For interim financial reporting purposes, the Company reflects in the computation of the federal income tax provision liberalized depreciation based upon the expected annual percentage relationship of book and tax depreciation and reflects the allowance for funds used during construction on an actual basis. The total federal income tax expense as set forth in the accompanying consolidated statements of income results in an effective federal income tax rate different than the statutory federal income tax rate. The table below shows the effects of those transactions that created this difference.

                                                              THREE MONTHS
                                                              ENDED MARCH 31,
                                                             ----------------
                                                              1999     1998
                                                             -------  -------
                                                              (In Thousands)
Federal income tax at statutory rate ......................  $ 2,451  $ 3,771
Investment tax credit amortization ........................     (365)    (365)
Other .....................................................      433      433
                                                             -------  -------
Recorded federal income taxes .............................  $ 2,519  $ 3,839
                                                             =======  =======
Federal income taxes included in-
  Operating expenses ......................................  $ 1,413  $ 2,934
  Other income, net .......................................    1,106      905
                                                             -------  -------
Recorded federal income taxes .............................  $ 2,519  $ 3,839
                                                             =======  =======
(4)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the Public Utilities Commission of Nevada (PUCN) issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PUCN order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PUCN. On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada, challenging the PUCN's findings that resulted in disallowances. The Court recently held oral argument on the appeal and the Company is awaiting a decision.

     The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998 against the owners of the Mohave Generating Station (Mohave) alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. The owners believe the emission limits referenced in the suit are not applicable to Mohave. The owners previously partnered with the Environmental Protection Agency (EPA) and the National Park Service on a multi-year study to determine the impacts, if any, of Mohave emissions on visibility in the Grand Canyon. The environmental groups want the owners to install pollution control equipment at an estimated cost of $300 to $350 million. The Company owns a 14 percent interest in Mohave. The outcome of this action cannot be determined at this time.

     The Federal Clean Air Act Amendments of 1990 include provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired generating units. This will require the installation of additional pollution-control technology at some of the Reid Gardner Station generating units before 2000 at an estimated cost to the Company of no more than $6 million; $4.4 million has been spent to date. Installation is scheduled for completion by May 1999.

     Also, the United States Congress authorized the EPA to study the potential impact Mohave emissions may have on visibility in the Grand Canyon. A final report of this study was released in March 1999. The study acknowledges that Mohave's emissions are transported to the Grand Canyon. However, at this time, EPA has not determined the magnitude and frequency of visibility impairment that is attributable to emissions from Mohave. The majority owner has estimated that control costs, if required by EPA, could total between $300 and $350 million.

     The owners of Mohave, including the Company, desire collaborative talks with groups interested in the plant's future, provided that all stakeholders are willing to participate. The owners' position in these talks could include a commitment to install sulfur dioxide scrubbers and additional fine particulate controls on the plant between 2005 and 2008. The reality of this collaboration is dependent on participation of environmental groups who have brought suit against Mohave. The Mohave owners have entered into settlement discussions with the environmental groups. If settlement is reached, the collaboration effort will be unnecessary.

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

(5)  MERGER; DIVIDEND POLICY:

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

     At special stockholder meetings held in October 1998, stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the PUCN approved the proposed merger subject to conditions regarding the divestiture of the two companies' generating plants, filing of general rate cases, merger costs and several other issues. On January 29, 1999, the PUCN clarified portions of the order approving the proposed merger. On April 12, 1999, the PUCN issued an order to appear and show cause to determine if the companies are in compliance with their January 4, 1999 compliance order Docket No. 98-7023 requiring, among other things, the companies to file a divestiture plan. The show cause hearing is scheduled for May 10, 1999. Both companies submitted a joint divestiture plan to the PUCN on April 15, 1999 describing plans to sell the companies' generating units. Upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. Any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to cover generation-related goodwill. However, if the combined company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined company may include in the general rate case a request to recover goodwill." The Company expects that the generation sales will be completed by late-2000. Both companies are required to file a general rate case in 1999 that would update rates to current costs and "unbundle" rates, i.e. break them into generation, transmission and distribution components. The merged company would also be required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the company the opportunity to recover costs of the merger, provided the company can demonstrate that merger savings exceed merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on the merged company to prove that merger savings exceed merger costs. The company will also have the opportunity to recover goodwill in the same proceeding. The companies filed with the Federal Energy Regulatory Commission (FERC) a joint merger application on October 2, 1998 that was approved on April 14, 1999. The Department of Justice approved the proposed merger on April 16, 1999. The proposed merger is conditioned upon further regulatory approval from the SEC. The entire process is expected to be completed by mid-1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows decreased during the first three months of 1999, as compared to 1998, primarily due to more cash being used in investing activities and less cash being provided by operating activities, partially offset by more cash being provided by financing activities. The decrease in cash being provided by operating activities was primarily due to increased maintenance and interest costs. The increase in cash being used in investing activities was primarily due to increased construction expenditures. The increase in net cash provided by financing activities is primarily due to the issuance of the $130 million 6.2% Series A senior unsecured notes, due 2004.

     On April 30, 1998, the Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals. On July 7, 1998, Sierra Pacific Resources and the Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. Stockholders of both companies voted to approve the proposed merger. In December 1998, the PUCN approved the proposed merger with conditions which the companies have accepted. On April 14, 1999, the FERC approved the joint merger application filed by the companies. On April 16, 1999 the Department of Justice approved the proposed merger. Further regulatory approval is required from the SEC. (See Note 5 to the condensed consolidated financial statements included in this quarterly report.)

     On March 30, 1999, the company issued $130 million 6.2% Series A senior unsecured notes, due 2004. The notes were issued under rule 144A with registration rights. Net proceeds were used to repay the indebtedness under the company's line of credit. The PUCN approved the issuance of these securities on August 29, 1997.

     The Company's customer growth rate during 1998 and 1997 was 5.9 and 6.4 percent, respectively. The increase in customers for the first three months of 1999 was at an annualized rate of 6.1 percent. At March 31, 1999, the Company provided electric service to 557,220 customers.

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

     A status report to the PUCN on the above projects was filed in February of 1999. The resource plan was approved and developed before the approval of restructuring legislation. At this time the Company does not know the impact of the legislation on its resource plan. See the Industry Restructuring section. Also see Note 5 to the condensed consolidated financial statements included in this quarterly report.

     The Company may utilize internally generated cash and the proceeds from IDBs, unsecured borrowings and preferred securities to meet capital expenditure requirements through 1999.

     During the third quarter of 1998, the Company began using open market purchases of its common stock to meet the requirements of the Stock Purchase and Dividend Reinvestment Plan (SPP). In preparation for the merger closing and merger exchange consideration processing, Nevada Power Company will suspend the SPP effective May 4, 1999. Shareholders were notified in writing on March 31, 1999. After May 3, 1999 no investment or sale activity under the SPP will be conducted. No action is required by SPP participants prior to the exchange, however, any shareholders wishing to terminate their SPP account at any time may make a written request to have their stock certificate mailed to them. Under the SPP the Company issued 799,762 shares of its common stock in 1998.

INDUSTRY RESTRUCTURING

     In July 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. However, in early February 1999, the PUCN recommended to the state legislature that the start date for competition be delayed to allow more time for consideration of issues as a result of restructuring. The PUCN has not yet provided the legislature with a recommendation for a new start date. On April 19, 1999, the Nevada state senate passed SB438 which is an amendment to AB366. SB438 contains several changes to AB366 including changing the start date of competition to March 1, 2000 for all customers. The bill allows the utility to retain its name and logo for affiliated businesses. The bill does not allow the PUCN to assign to a provider of last resort customers who do not choose. SB438 now moves to the Nevada State assembly. The Company cannot predict whether this, or other measures related to industry restructuring, will be adopted into law.

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


The following are highlights of restructuring activity:

Designation of Services as Potentially Competitive or Noncompetitive

     On August 20, 1998 the PUCN issued a final order designating certain services as potentially competitive or noncompetitive. The PUCN deemed that generation and aggregation had already been designated potentially competitive as a result of AB366. Additionally, the PUCN deemed customer services, metering, and billing as potentially competitive services. However, the PUCN also authorized the regulated electric distribution utilities to provide billing and customer service to their customers (i.e. alternative sellers) for any noncompetitive services provided to those customers.

Affiliate Transaction Rules

     On December 30, 1998, the PUCN issued a final rule dealing with business transactions between regulated electric and gas distribution companies and affiliates providing potentially competitive services. The rule includes a prohibition on the use of the corporate utility name and logo by affiliates. Any statement of affiliation to the regulated distribution company used by an affiliate must include a lengthy and no less prominently displayed disclaimer. The rule also prohibits the sharing of corporate services without prior PUCN approval.

     Nevada Power and Sierra Pacific Power Company filed, on March 30, 1999, a lawsuit in Washoe County District Court, contesting the enforceability of the affiliate transaction rules. The suit contests the prohibition on the use of name and logo as a violation of the utilities' free speech. The suit also argues that several provisions of the rule violate the constitutional guarantee of equal protection, and that the rule was adopted without compliance with several procedural requirements under state law.

Distribution Non-price Terms and Conditions

     The PUCN issued an order on January 7, 1999 adopting final regulations for non-price terms and conditions of distribution services. In this order, the
PUCN delineated the roles and responsibilities of the electric distribution utilities and the alternative sellers for various processes and procedures including new service connections, change orders and basic maintenance processes.

Provider of Last Resort

     The provider of last resort (PLR) will provide electric service to customers who choose not to choose and to customers who are not able to obtain service from an alternative seller. There have been several workshops and hearings held on the PLR issue and more discussion of the issue is anticipated. A final order is expected in the second quarter of 1999.

Compliance Plans

     On April 1, 1999, the Company filed Part I of a two part Compliance Plan filing with the PUCN. This filing provided certain information to the PUCN, including a total revenue requirement for electric service based on cost data for the 12 months ended December 31, 1998. This bundled revenue requirement showed a revenue deficiency of $31 million based on a proposed rate of return on rate base of 9.27 percent and a proposed return on equity of 11.9 percent. Additionally, the revenue requirement was unbundled, or separated, into 26 different categories, which may be broadly characterized as potentially competitive and noncompetitive services. This filing provided information to the PUCN in accordance with its restructuring regulations and the merger order. The Part I filing did not include proposed rates for customer classes.

     The Part II filing requires the Company to submit proposed rates for bundled services on April 30, 1999. Additionally, the Company will provide proposed rates for unbundled noncompetitive services (mainly distribution services) in the filing. A final decision concerning unbundled rates is expected from the PUCN in the fourth quarter, and final rates will be filed 15 days thereafter. Rates for noncompetitive services will be effective on the day retail access begins. The rates for noncompetitive services will then be frozen for three years, in accordance with the terms of the merger order.

Past Costs

     Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 1999. AB366 defines the legal criteria that must be met in order to recover past costs. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues.

     On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its request for recovery of past costs. This version of the proposed rule may be changed again before being adopted as final based on comments from the parties and additional hearings. The final rule is expected to include the date for the submission of filings to recover past costs, which will likely be 45 days after the order from the Compliance Plan filing is issued. The Company estimates its application for recovery of Past Costs will be submitted mid-November 1999.

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

CONTINUING APPLICABILITY OF FAS 71

     The Company's rates are currently subject to approval by the PUCN and are designed to recover the Company's costs of providing services to its customers. A primary difference between a rate regulated entity and an unregulated entity is the timing of recognizing certain assets and expenses for financial reporting purposes. The Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), prescribes the method to be used to record the financial transactions of a regulated entity. The criteria for applying FAS 71 include the following: (i) rates are set by an independent third party regulator, (ii) approved rates are intended to recover the specific costs of the regulated products or services and (iii) rates set at levels that will recover costs, can be charged to and collected from customers. If the Company determines as a result of competitive changes in Nevada, PUCN orders or otherwise that its business, or a portion of its business, fails to meet any of these three criteria of FAS 71, it may have to eliminate from its Consolidated Financial Statements the related transactions prescribed by the regulators that would not have been recognized if it had been a non-regulated company, which could result in an impairment of or write-off of utility assets. The Company believes, however, that it continues to meet the criteria for operating as a rate regulated entity, as prescribed by FAS 71.

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on several issues that have arisen due to deregulation of the electric utility industry and the continuing applicability of FAS 71. The EITF reached a consensus that a company should stop applying FAS 71 to a separable portion of its business when deregulatory legislation or a rate order which results in deregulation gives enough detail for the company to reasonably determine how the transition plan to deregulation will effect that separable portion. Once FAS 71 is no longer applied to that separable portion of the business it should be disclosed separately in the company's financial statements. Any regulatory assets and liabilities that originated in that separable portion of the company should be evaluated on the basis of which portion of the business the regulated cash flows to settle them will come from and will not be eliminated until they are recovered, individually impaired or eliminated by the regulator or the portion of the business where the regulated cash flows come from can no longer apply FAS 71. Any new regulatory assets and liabilities are recognized within the portion of the company where the regulated cash flows for their recovery or settlement are derived and are eliminated in the same manner as existing regulatory assets and liabilities as described above. After considering the EITF, the Company believes that it continues to meet the criteria for operating as a rate regulated entity, as prescribed by FAS 71.

YEAR 2000

     The Company has made Year 2000 readiness a top priority for all of its departments. With the oversight of several officers, the Company is committed to reviewing all of its computers, software programs and electrical systems to verify that appropriate actions are being taken in order to be Year 2000 ready, including the ability to process, calculate, compare and sequence date data into the next century, and to make all necessary leap year corrections.

     A plan is in place and has been largely implemented to identify and correct problems related to the Year 2000 issue and to test remediated systems, including verification of the level of Year 2000 readiness of business partners and suppliers. The responses of business partners and suppliers are evaluated individually and responded to as appropriate. A centralized data base is used to identify and track the progress of Year 2000 readiness activities Company-wide. A centralized control over incoming correspondence and inquiries relating to Year 2000 and external communication efforts is being maintained. The Company's general purchasing policy requires that all newly purchased products be Year 2000 ready or designed to allow the Company to determine whether such products present Year 2000 issues.

     The Company's Year 2000 readiness activities are tracked and reported monthly to the North American Electric Reliability Council (NERC), an association of all segments of the electric industry - investor-owned, federal, rural electric cooperatives, state/municipal and provincial utilities, independent power producers, and power marketers, with the general mission to promote the reliability of the electricity supply for North America.

     Overall status for the Company as of January 29, 1999 shows identification and assessment of potential problems at 95% complete and remediation/testing at 75% complete. This status is within the NERC guidelines and the Company's Year 2000 Project Schedule which calls for the Company to achieve Year 2000 readiness by the end of June 1999. Significant progress has been made in addressing Year 2000 readiness needs within the Company's data center, its Energy Management System (EMS), its generation plants and other facilities. Seven generation units have been successfully tested to date, with the remaining units scheduled for remediation and testing in the coming months. One generation unit will be remediated and tested in September of 1999 to conform with its annual scheduled maintenance outage, however, this unit is similar to others in the Company's system which will have been remediated and tested by the end of June 1999 and it is not critical to the ability of the Company to provide service to customers during the rollover. No material difficulties have been identified to date and none are anticipated.

     Even though the Company is confident that its critical systems will be fully remediated by July 1999, the Company has initiated a corporate-wide process of Year 2000 contingency planning. Contingency planning will likely be partially affected by the responses received from business partners and suppliers received in upcoming months, as well as the Company's determination of the reasonably worst case scenario. The contingency plan is scheduled to be finalized by the second quarter of 1999. The Company is also working with utility and non-utility suppliers, generation and transmission operators and regional organizations to develop external contingency plans, where appropriate. Due to the need to assess the readiness of business partners, suppliers and interconnected operators, the risk factors which will form the basis for the Company's contingency plan are not fully known at this time and the reasonably worst case scenario has not been determined, at this time. As a summer peaking utility, the Company's electrical loads in mid-winter are comparatively low. Although contingency planning is by its nature speculative, the Year 2000 contingency plan will reduce the risk of material impacts on the Company's operations due to Year 2000 problems. If the Company or its significant business partners or suppliers were to fail to achieve Year 2000 readiness with respect to critical systems, there could be a materially adverse impact on the utility's financial position, results of operations and cash flows.

     During 1998, the estimated total cumulative cost to the Company of addressing Year 2000 readiness was determined to be in the range of $4 to $7 million, including operating and capital expenditures. Through February 1999, approximately $2.5 million in operating expenses and approximately $2.3 in capital additions have been incurred. While additional expenditures and capital additions will be incurred during 1999, the rate of expenditures and capital additions is below original estimates. The estimated total cumulative cost is reviewed and revised periodically.

                 OPERATING RESULTS OF THE FIRST QUARTER OF 1999
                       COMPARED TO FIRST QUARTER OF 1998

     Earnings per average common share were nine cents for the first quarter of 1999, compared to fourteen cents for the same period in 1998. The decrease in earnings available for common stock was due primarily to mild weather and increases in interest and depreciation expense due to infrastructure requirements associated with customer growth. Revenues increased primarily due to energy rate increases effective February 1, 1998 and March 1, 1999. The average number of customers increased 5.95 percent and kilowatthour sales, excluding sales for resale, were up 6.67 percent, as compared to the first quarter of 1998.

     Fuel expense  increased $4  million due  primarily to increased generation.
Purchased power increased $2.8 million due primarily to increased purchased power costs. Maintenance and repairs increased $2.5 million due mainly to increased maintenance expense at the Reid Gardner Generating Station. Depreciation expense increased $2.0 million because of a growing asset base. Other interest increased by $1.4 million primarily due to increased short-term borrowing. Distribution requirements on company-obligated preferred securities of a subsidiary trust increased by $1.4 million due to the issuance of the 7 3/4% trust issued preferred securities.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: April 30, 1999                               Steven W. Rigazio
      ---------------
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer