Form 10-Q
period 1999-06-30
NEVADA POWER CO
filed 1999-07-27
CIK 71180

                                       FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549


                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1999                       Commission File No. 1-4698
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

               Common Stock outstanding July 27, 1999, 51,265,117 shares.
                                                       ----------

                             PART I.  FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Per Share Amounts)
                                      (Unaudited)
                                              FOR THE            FOR THE
                                           THREE MONTHS         SIX MONTHS
                                          ENDED JUNE 30,      ENDED JUNE 30,
                                          --------------      --------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
ELECTRIC REVENUES ......................$237,937  $198,935  $420,370  $364,198

OPERATING EXPENSES AND TAXES:
     Fuel ..............................  35,425    30,848    66,028    57,421
     Purchased and interchanged power ..  83,781    77,142   137,641   128,197
     Deferred energy cost
      adjustments, net .................   6,594   (10,144)   10,383   (12,420)
                                        --------  --------  --------  --------
      Net energy costs ................. 125,800    97,846   214,052   173,198
     Other production operations .......   5,180     5,433    10,681     9,902
     Other operations ..................  30,397    27,546    56,610    53,229
     Maintenance and repairs ...........  14,216    15,225    29,228    27,707
     Provision for depreciation ........  19,827    17,845    39,530    35,556
     General taxes .....................   5,811     5,784    11,189    11,153
     Federal income taxes ..............   5,793     4,468     7,206     7,402
                                        --------  --------  --------  --------
                                         207,024   174,147   368,496   318,147
                                        --------  --------  --------  --------
OPERATING INCOME .......................  30,913    24,788    51,874    46,051
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSES):
     Allowance for other funds used
      during construction ..............   1,830     2,714     4,083     4,913
     Miscellaneous, net ................    (844)     (449)   (1,163)   (1,042)
                                        --------  --------  --------  --------
                                             986     2,265     2,920     3,871
                                        --------  --------  --------  --------
INCOME BEFORE INTEREST DEDUCTIONS ......  31,899    27,053    54,794    49,922
                                        --------  --------  --------  --------
INTEREST DEDUCTIONS:
     Interest on long-term debt ........  16,761    14,417    31,466    28,525
     Other interest ....................   1,329     1,273     3,340     1,839
     Allowance for borrowed funds used
      during construction ..............  (1,738)   (1,520)   (3,835)   (2,698)
                                        --------  --------  --------  --------
                                          16,352    14,170    30,971    27,666
                                        --------  --------  --------  --------
Distribution requirements
      on company-obligated mandatorily
      redeemable preferred securities
      of subsidiary trust ..............   3,793     2,437     7,586     4,874
                                        --------  --------  --------  --------
NET INCOME .............................  11,754    10,446    16,237    17,382
DIVIDEND REQUIREMENTS ON PREFERRED
 STOCK .................................      42        45        84        89
                                        --------  --------  --------  --------
EARNINGS AVAILABLE FOR COMMON STOCK ....$ 11,712  $ 10,401  $ 16,153  $ 17,293
                                        ========  ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING ...........................  51,265    50,920    51,265    50,751
                                        ========  ========  ========  ========
EARNINGS PER AVERAGE COMMON SHARE ......$    .23  $    .20  $    .32  $    .34
                                        ========  ========  ========  ========
DIVIDENDS PER COMMON SHARE .............$    .25  $    .40  $    .50  $    .80
                                        ========  ========  ========  ========
See Notes to Condensed Consolidated Financial Statements.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                                        June 30,  December 31,
                                                          1999       1998
                                                    ------------- ------------
                                                          (In Thousands)
ELECTRIC PLANT:
  Original cost .....................................  $2,784,359   $2,628,934
  Less accumulated depreciation .....................     748,814      708,791
                                                       ----------   ----------
    Net plant in service ............................   2,035,545    1,920,143
  Construction work in progress .....................     170,864      213,365
  Other plant, net ..................................      63,985       66,378
                                                       ----------   ----------
                                                        2,270,394    2,199,886
                                                       ----------   ----------
INVESTMENTS .........................................      26,076       24,483
                                                       ----------   ----------
CURRENT ASSETS:
  Cash and temporary cash investments ...............         335        1,770
  Customer receivables ..............................     123,051       81,288
  Other receivables .................................      15,819       16,010
  Fuel stock and materials and supplies .............      41,883       39,606
  Deferred energy costs .............................      57,897       62,489
  Prepayments .......................................       4,347        7,787
                                                       ----------   ----------
                                                          243,332      208,950
                                                       ----------   ----------
DEFERRED CHARGES ....................................     174,524      174,505
                                                       ----------   ----------
                                                       $2,714,326   $2,607,824
                                                       ==========   ==========
                         CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' equity:
    Common stock, 51,265,117 and 51,265,117
     shares issued and outstanding, respectively ....  $   54,182   $   54,066
    Premium and unamortized expense on capital stock      683,017      683,156
    Retained earnings ...............................     117,334      126,814
                                                       ----------   ----------
                                                          854,533      864,036
                                                       ----------   ----------
  Cumulative preferred stock ........................           -        3,265
                                                       ----------   ----------
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital I, holding solely $122.6 million principal
   amount of 8.2% junior subordinated debentures of
   the Company, due 2037 ............................     118,872      118,872
  Company-obligated mandatorily redeemable preferred
   securities of the Company's subsidiary trust, NVP
   Capital III, holding solely $72.2 million principal
   amount of 7 3/4% junior subordinated debentures of
   the Company, due 2038 ............................      70,000       70,000
                                                       ----------   ----------
                                                          188,872      188,872
                                                       ----------   ----------
  Long-term debt ....................................   1,028,977      900,227
                                                       ----------   ----------
                                                        2,072,382    1,956,400
                                                       ----------   ----------

CURRENT LIABILITIES:
  Notes Payable .....................................      93,987      105,000
  Current maturities and sinking fund requirements ..      53,416       50,380
  Accounts payable ..................................      71,261       83,439
  Accrued taxes .....................................       5,268            -
  Accrued interest ..................................       9,603        7,829
  Deferred taxes on deferred energy costs ...........      20,264       21,871
  Customers' service deposits and other .............      41,364       41,427
                                                       ----------   ----------
                                                          295,163      309,946
                                                       ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred investment tax credits ...................      27,353       28,083
  Deferred taxes on income ..........................     236,132      231,610
  Customers' advances for construction and other ....      83,296       81,785
                                                       ----------   ----------
                                                          346,781      341,478
                                                       ----------   ----------
                                                       $2,714,326   $2,607,824
                                                       ==========   ==========
See Notes to Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $ 16,237    $ 17,382
  Adjustments to reconcile net income to net cash
     provided by operating activities-
   Depreciation and amortization ......................     46,870      41,984
   Deferred income taxes and investment tax credits ...     (2,206)      7,040
   Allowance for other funds used during construction .     (4,083)     (4,913)
  Changes in-
   Receivables ........................................    (41,577)    (22,661)
   Fuel stock and materials and supplies ..............     (2,278)      2,835
   Accounts payable and other current liabilities .....    (12,549)      6,768
   Deferred energy costs ..............................      4,783     (13,873)
   Accrued taxes and interest .........................      9,476       1,022
  Other assets and liabilities ........................      2,094      (4,027)
                                                          --------    --------
    Net cash provided by operating activities .........     16,767      31,557
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures and gross additions .......   (108,840)   (114,834)
  Investment in subsidiaries and other ................     (1,945)     (1,611)
                                                          --------    --------
    Net cash used in investing activities .............   (110,785)   (116,445)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of capital stock ...........................          -      16,058
  Issuance of long-term debt ..........................    130,000           -
  Deposit of funds held in trust ......................          -      (1,049)
  Withdrawal of funds held in trust ...................         10           -
  Retirement of long-term debt ........................     (2,402)    (17,189)
  Retirement of preferred stock .......................        (49)        (80)
  Change in short-term borrowing ......................    (11,012)    125,298
  Cash dividends ......................................    (25,725)    (40,563)
  Other financing activities ..........................      1,761       2,268
                                                          --------    --------
    Net cash provided by financing activities .........     92,583      84,743
                                                          --------    --------
CASH AND TEMPORARY CASH INVESTMENTS:
  Net decrease during the period ......................     (1,435)       (145)
  Beginning of period .................................      1,770         720
                                                          --------    --------
  End of period .......................................   $    335    $    575
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized ................   $ 39,521    $ 36,500
                                                          ========    ========
  Income taxes ........................................   $  1,000    $      -
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

(2)  RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effect of the adoption of FAS 133 on the Company's consolidated financial statements and disclosures.

(3)    DEFERRED ENERGY COST ADJUSTMENT:

     The deferred energy accounting adjustment used by the Company to recover fuel and purchased power costs will be repealed on October 1, 1999 in accordance with Senate Bill 438 (SB438) which was signed into Nevada law in June 1999. SB438 allows the Company to make a final deferred energy filing prior to October 1, 1999, after which the rate will be capped for a period of three years from the beginning of competition in Nevada until March 1, 2003. The Company discontinued using the deferred energy mechanism, which defers the difference between the current cost of fuel plus net purchased power and base energy costs beginning in June 1999 and filed a $44.3 million deferred energy filing in July 1999.

(4)  FEDERAL INCOME TAXES:

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

                                        THREE MONTHS        SIX MONTHS
                                      ENDED JUNE 30,     ENDED JUNE 30,
                                     ----------------   ----------------
                                      1999     1998      1999     1998
                                     -------  -------   -------  -------
                                     (In Thousands)     (In Thousands)
Federal income tax at statutory rate $ 6,349  $ 5,661   $ 8,800  $ 9,432
Investment tax credit amortization .    (365)    (365)     (730)    (730)
Other ..............................     403      433       836      865
                                     -------  -------   -------  -------
Recorded federal income taxes ...... $ 6,387  $ 5,729   $ 8,906  $ 9,567
                                     =======  =======   =======  =======

Federal income taxes included in-
  Operating expenses .............. .$ 5,793  $ 4,468   $ 7,206  $ 7,402
  Other income, net ................     594    1,261     1,700    2,165
                                     -------  -------   -------  -------
Recorded federal income taxes ...... $ 6,387  $ 5,729   $ 8,906  $ 9,567
                                     =======  =======   =======  =======
(5)  COMMITMENTS AND CONTINGENCIES:

     On February 6, 1997, the Public Utilities Commission of Nevada (PUCN) issued its opinion and order in the last phase of the 1995 deferred energy case concerning the prudency of the Company's fuel and purchased power expenditures during the period June 1993 to May 1995, a buyout of a coal supply agreement and a credit to customers related to the use of coal reserves in an unregulated subsidiary company. The PUCN order resulted in a fourth quarter 1996 charge of $5.5 million, net of tax, for amounts disallowed by the PUCN. On May 7, 1997, the Company filed a Petition for Judicial Review in the First District Court in Carson City, Nevada, challenging the PUCN's findings that resulted in disallowances. In May 1999, the First District Court issued a decision which determined the PUCN's finding was erroneous and remanded the matter to the PUCN to reconsider its ruling consistent with the court's determination. In June 1999, the PUCN filed an additional motion with the court arguing that the error was irrelevant. The court denied the PUCN's motion. The Company cannot determine the outcome of this matter at this time.

     The Grand Canyon Trust and Sierra Club filed suit in the U.S. District Court of Nevada in February 1998, against the owners of the Mohave Generating Station (Mohave). The Company owns a 14 percent interest in Mohave. The lawsuit alleges that Mohave has violated the Clean Air Act and Nevada regulations regarding emissions of sulfur dioxide and particulate matter. Later in 1998, an additional plaintiff, National Parks and Conservation Association, was added to the proceedings.

     Mohave's owners and the plaintiffs have been discussing settlement of the suit. If settled, a consent decree could be signed during the third quarter of 1999. The consent decree could address the installation of additional pollution controls.

     The Clean Air Act Amendments of 1990 directed the Environmental Protection Agency (EPA) to determine the impact of Mohave's air emissions on visibility in the Grand Canyon National Park. The study report, released in March 1999, acknowledges that Mohave's emissions are transported to the Grand Canyon. On June 17,1999, EPA published an Advance Notice of Proposed Rulemaking (ANPR) which presents a summary of the visibility study results. The ANPR also asks for additional information that should be considered in determining whether visibility impairment at the Grand Canyon can be reasonably attributed to Mohave, and if so, what, if any, pollution controls should be required. The
Company believes the outcome of the ANPR will be greatly influenced by the outcome of the lawsuit described above. The final rulemaking could be consistent with a lawsuit settlement.

     The Clean Air Act also included provisions for reduction of emissions of oxides of nitrogen by establishing new emission limits for coal-fired electric generating units. Installation of additional pollution controls was required on some of the Reid Gardner Station generating units prior to January 1, 2000. Installation was completed during the second quarter of 1999. The total costs were $8.9 million.

     In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered the Company to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to ground water. The Order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that all wastewater ponds have degraded groundwater quality. NDEP has published a notice to issue a discharge permit to Reid Gardner Station. The Company expects the permit to require all wastewater ponds be closed or lined with impermeable liners over the next 10 years. The preliminary cost is estimated to be $19 million.

     In 1991, the EPA published an order requiring the Navajo Generating Station (Navajo) to install scrubbers to remove 90 percent of sulfur dioxide emissions beginning in 1997. As an 11.3 percent owner of Navajo, the Company will be required to fund $48 million for installation of the scrubbers. The first of three scrubber units was placed in commercial operation in November 1997, the second scrubber in September 1998, with the last scrubber unit scheduled to be operational by August 1999. Currently, the project is approaching 100 percent completion. The Company has spent approximately $46.3 million through May 1999 on the scrubbers' construction. In 1992, the Company received resource planning approval from the PUCN for its share of the cost of the scrubbers.

(6)  MERGER; DIVIDEND POLICY:

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

     At special stockholder meetings held in October 1998, stockholders of both companies voted to approve the proposed merger. On December 31, 1998, the PUCN approved the proposed merger subject to conditions regarding the divestiture of the two companies' generating plants, filing of general rate cases, merger costs and several other issues. On January 29, 1999, the PUCN clarified portions of the order approving the proposed merger. On April 12, 1999, the PUCN issued an order to appear and show cause to determine if the companies are in compliance with their January 4, 1999 compliance order Docket No. 98-7023 requiring, among other things, the companies to file a divestiture plan. The show cause hearings occurred during May and June 1999. Both companies submitted a joint divestiture plan to the PUCN on April 15, 1999 describing plans to sell the companies' generating units. On June 11, 1999, the PUCN unanimously approved a stipulation between the companies, the PUCN staff and the Utility Consumer Advocate which clears the way for completion of the proposed merger. As part of the stipulation, the companies must re-file the divestiture plan and file the final Independent System Administrator (ISA) proposal with the PUCN and the Federal Energy Regulatory Commission (FERC). These filings took place in June 1999. Upon selling the generating units, both companies can determine how they will use the proceeds of the sales, up to the book value of the plants. Any after-tax gains above book value will be used to offset stranded costs, as determined by the PUCN. Any remaining gains can be used to offset goodwill. After-tax gains may not be sufficient to cover generation-related goodwill. However, if the combined company demonstrates that the divestiture "resulted in a market for generation services that produced market prices that are lower than what could have been achieved otherwise, the combined company may include in the general rate case a request to recover goodwill." The Company expects that the generation sales will be completed by late-2000. Jointly-owned generation sales should be completed by late-2001. Both companies are required to file a compliance plan filing in 1999 that would provide certain information to the PUCN including bundled revenue requirement based on current costs and "unbundle" rates, i.e. break them into generation, transmission and distribution components. The merged company would also be required to file a general rate case three years after the start of retail competition in the state of Nevada that would give the merged company the opportunity to recover costs of the merger, provided the merged company can demonstrate that merger savings are sufficient to cover merger costs. Merger costs are to be split among the non-competitive, potentially competitive and unregulated services or businesses. An opportunity to recover the non-competitive portion of the merger costs will be addressed in the rate case that follows the start of competition in Nevada. The burden is on the merged company to prove that merger savings are sufficient to cover merger costs. The merged company will also have the opportunity to recover goodwill in the same proceeding. The companies filed with the FERC a joint merger application on October 2, 1998 that was approved on April 14, 1999. The Department of Justice approved the proposed merger on April 16, 1999. The SEC comment period expired on June 8, 1999 with only one comment received which was later rescinded. On June 26, 1999, election forms were mailed to shareholders asking them to indicate their preference to hold or sell their shares. The election period ended on Wednesday, July 21, 1999. The proposed merger is expected to be completed by the end of July 1999.

(7)    REDEMPTION OF PREFERRED STOCK:

    The Company  redeemed the  4.7%, 5.2%  and 5.4% Series Redeemable Cumulative
Preferred Stock on July 23, 1999. The total par value and premium was $3.5 million and was paid in accordance with the merger agreement with Sierra Pacific Resources.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Overall net cash flows decreased during the first six months of 1999, as compared to 1998, primarily due to less cash being provided by operating activities, partially offset by more cash being provided by financing activities. The decrease in cash being provided by operating activities was primarily due to increased operations, maintenance and interest costs. The increase in net cash provided by financing activities is primarily due to the issuance of the $130 million 6.2% Series A senior unsecured notes, due 2004.

     The Company discontinued using the deferred energy mechanism to defer the difference between the current cost of fuel plus net purchased power and base energy costs beginning in June 1999. In July 1999, the Company filed a deferred energy rate increase request for $44.3 million with the PUCN. The request includes a $30.7 million increase in residential customers' energy rates and an increase of $13.6 million in other customer rates. If approved, the increase would be effective September 1, 1999. See the Industry Restructuring section. Also see Note 3 to the condensed consolidated financial statements included in this quarterly report.

     On April 30, 1998, the Company and Sierra Pacific Resources announced that their boards of directors unanimously approved an agreement providing for a proposed merger of equals. On July 7, 1998, Sierra Pacific Resources and the Company issued a press release announcing the filing of a joint merger application with the PUCN for approval of their proposed merger. Stockholders of both companies voted to approve the proposed merger. In December 1998, the PUCN approved the proposed merger with conditions which the companies have accepted. On April 14, 1999, the FERC approved the joint merger application filed by the companies. On April 16, 1999 the Department of Justice approved the proposed merger. The comment period for the SEC expired on June 8 with only one comment received which was later rescinded. The proposed merger is expected to close near the end of July. (See Note 6 to the condensed consolidated financial statements included in this quarterly report.)

     On March 30, 1999, the Company issued $130 million 6.2% Series A senior unsecured notes, due 2004. The notes were issued under rule 144A with registration rights. Net proceeds were used to repay the indebtedness under the Company's line of credit. The PUCN approved the issuance of these securities on August 29, 1997.

     The Company's customer growth rate during 1998 and 1997 was 5.9 and 6.4 percent, respectively. The increase in customers for the first six months of 1999 was at an annualized rate of 6.2 percent. At June 30, 1999, the Company provided electric service to 565,734 customers.

     Pursuant to  Nevada law,  every three years the Company is required to file with the PUCN a forecast of electricity demands for the next 20 years and the Company's plans to meet those demands. The Company filed its 1997 Resource Plan on June 3, 1997. On October 20, 1997, the PUCN rendered a decision on this plan. Among the major items in the Company's 1997 Resource Plan which were approved by the PUCN are the following:

   (1) the Company will proceed to build a 500 kV transmission project known as the Crystal Transmission Project. The project was completed and in service during June 1999;

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

     A status report to the PUCN on the above projects was filed in February of 1999. The resource plan was approved and developed before the approval of restructuring legislation. At this time the Company does not know the impact of the legislation on its resource plan. See the Industry Restructuring section. Also see Note 6 to the condensed consolidated financial statements included in this quarterly report.

     The Company may utilize internally generated cash and the proceeds from IDBs, unsecured borrowings and preferred securities to meet capital expenditure requirements through 1999.

     During the third quarter of 1998, the Company began using open market purchases of its common stock to meet the requirements of the Stock Purchase and Dividend Reinvestment Plan (SPP). In preparation for the merger closing and merger exchange consideration processing, the Company suspended the SPP effective May 4, 1999. Shareholders were notified in writing on March 31, 1999. After May 3, 1999 no investment or sale activity under the SPP will be conducted. No action is required by SPP participants prior to the exchange, however, any shareholders wishing to terminate their SPP account at any time may make a written request to have their stock certificate mailed to them. Under the SPP the Company issued 799,762 shares of its common stock in 1998.

    The Company  redeemed the  4.7%, 5.2%  and 5.4% Series Redeemable Cumulative
Preferred Stock on July 23, 1999. The total par value and premium was $3.5 million and was paid in accordance with the merger agreement with Sierra Pacific Resources.

INDUSTRY RESTRUCTURING

     In July 1997, the Governor of the state of Nevada signed into law Assembly Bill 366 (AB366) which provides for competition to be implemented in the electric utility industry in the state no later than December 31, 1999. The Nevada state legislature passed SB438, an amendment to AB366. SB438 contains several changes to AB366 including changing the start date of competition to March 1, 2000 for all customers:

     SB438 allows the utility to retain its name and logo for affiliated businesses.

     The Company and Sierra Pacific will be Providers of Last Resort (PLR) for customers until July 1, 2001 at which time the utilities will have to establish an affiliate company to provide these services. The rates the PLR can charge are capped for a period of three years from the beginning of competition in Nevada until March 1, 2003. Rates charged for the Company's customers will be the prevailing rate on July 1, 1999, as adjusted for the deferred energy filing discussed below.

     The deferred energy accounting adjustment used by utilities to recover fuel and purchased power costs will be repealed on October 1, 1999. This allows the Company to file a deferred energy filing this summer to recover such costs after which the rate will be capped. The PUCN cannot initiate or conduct any proceedings to adjust the rates, earnings, rate base or rate of return of the PLR during the time rates are capped.

     After July 1, 2001, a licensed alternative seller of electricity may submit an offer to provide PLR service if they request 10 percent of the PLR load, provide service to more than one customer class and provide a discount of five percent off the PLR rate. The PUCN may conduct an auction if it determines that doing so is in the best interests of the customers upon receiving an offer from an alternative seller. The successful bidder will become the PLR for the auctioned customers. The remainder of the customers will continue with the company providing their electric service before the auction.

     Utilities will  honor the  terms  of  existing  purchased  power  contracts
     including  those  with  qualifying  facilities.    Recovery  of  qualifying
     facilities purchased power stranded costs was also clarified.

     SB438 expires if the merger between Sierra Pacific and the Company is not completed.

Following are highlights of other restructuring activities:

Compliance Plans

     On April 1, 1999, the Company filed Part I of a two part Compliance Plan filing with the PUCN. This filing provided certain information to the PUCN, including a total revenue requirement for electric service based on cost data for the 12 months ended December 31, 1998. This bundled revenue requirement showed a revenue deficiency of $31 million based on a proposed rate of return on rate base of 9.27 percent and a proposed return on equity of 11.9 percent. Additionally, the revenue requirement was unbundled, or separated, into 26 different categories, which may be broadly characterized as potentially competitive and noncompetitive services. This filing provided information to the PUCN in accordance with its restructuring regulations and the merger order. The Part I filing did not include proposed rates for customer classes. Hearings on Part I of the filing are scheduled August 4 through 12, 1999. An order on
Part I is expected shortly thereafter.

     The Part II filing required the Company to submit proposed rates for bundled services on April 30, 1999. No further action is expected on this phase of the filing. The Company is required to provide proposed rates for unbundled noncompetitive services (mainly distribution services) 15 days after the Part I order is issued. Rates for noncompetitive services will be effective on the day retail access begins and will be frozen for three years, in accordance with the merger order.

Past Costs

     Past costs, which are commonly referred to as stranded costs in other jurisdictions, will continue to be addressed in 1999. AB366 and SB438 define the legal criteria that must be met in order to recover past costs. The PUCN has conducted several workshops on past costs in which various topics were discussed, including the characteristics that define recoverable past costs, criteria for evaluating the effectiveness of mitigation efforts, options for cost recovery mechanisms and applicable tax and accounting issues. The Company has not released an estimate of its past costs, since such a calculation is dependent on a variety of issues related to restructuring which, at this time, are not fully resolved.

     On April 8, 1999, the PUCN issued a revised proposed rule that specifies the information a utility must include in its past cost filing. On June 1, the PUCN deferred further action on the proposed rule until the impact of SB438 on restructuring can be fully evaluated. The PUCN indicated they may resume discussion of the past cost rule in August, however, no date has been set for the continuation of the hearings. The final rule is expected to include the date for the submission of the past cost filing, which will likely be 45 days after the order from Part I of the Compliance Plan filing is issued. The Company estimates its application for recovery of Past Costs will be submitted in the fourth quarter of 1999.

Independent Scheduling Administrator

     The move to retail competition in various states has included the establishment of an entity to ensure reliable operation of transmission systems and to assure equal and non-discriminatory access to those systems by all alternative sellers. In California, an independent system operator (ISO) was established. An ISO was also established in the Midwest. Nevada stakeholders are pursuing the development of an ISA to address these functions as part of the move to retail open access in Nevada. In time, it is expected that regional entities, either ISO's or independent transmission companies, will be established to perform these functions. The Company therefore considers the ISA to be an interim solution that would facilitate retail open access in Nevada while regional solutions develop. The PUCN issued an order providing guidance to the parties on the development of an interim ISA on October 12, 1998. The parties, including the Company, began a consensus process to develop the ISA. The efforts of the established working group continue. As part of the stipulation agreement (see Note 6 to the condensed consolidated financial statements included in this quarterly report), the Company filed a final proposal with the PUCN and the FERC in July 1999 to establish an ISA.

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

YEAR 2000

     The Company has made Year 2000 readiness a top priority for all of its departments. With the oversight of several officers, the Company has virtually completed its review of all of its computers, software programs and electrical systems to verify that appropriate actions are being taken in order to be Year 2000 ready, including the ability to process, calculate, compare and sequence date data into the next century, and to make all necessary leap year corrections.

     A plan is in place and has been implemented to identify and correct problems related to the Year 2000 issue and to test remediated systems, including verification of the level of Year 2000 readiness of business partners and suppliers. The responses of business partners and suppliers are evaluated individually and responded to as appropriate. A centralized data base is used to identify and track the progress of Year 2000 readiness activities Company-wide. A centralized control over incoming correspondence and inquiries relating to Year 2000 and external communication efforts is being maintained. The Company's general purchasing policy requires that all newly purchased products be Year 2000 ready or designed to allow the Company to determine whether such products present Year 2000 issues.

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

     Overall status for the Company as of June 30, 1999 shows identification and assessment of potential problems at 100% complete and remediation/testing at 99% complete. The Company filed its' monthly report to the North American Electric Reliability Council (NERC) on June 30, 1999 and has certified its' "Year 2000 Readiness With Limited Exceptions" status, based on NERC guidelines. All generation units have been successfully tested to date, with the exception of one generation unit that will be remediated and tested in October of 1999 coinciding with its annual scheduled maintenance outage. The unit is similar to others in the Company's system that have been remediated and tested and is not critical to the ability of the Company to provide reliable service to customers during the rollover. No material difficulties have been identified to date and none are anticipated.

     Even though the Company is confident that its critical systems will be fully remediated, the Company has initiated a corporate-wide process of Year 2000 contingency planning. Contingency planning has been influenced by the responses received from business partners and suppliers received in upcoming months, as well as the Company's determination of its reasonably worst case scenario. The contingency plan is scheduled to be finalized by the second quarter of 1999. The Company is also working with utility and non-utility suppliers, generation and transmission operators and regional governmental organizations to develop external contingency plans, where appropriate. The reasonably worst case scenario anticipated would be loss of standard means of communication. This has been addressed in contingency planning. Nevada Power Company is confident that the steps taken to deal with this scenario, which include several alternative means of communication such as two-way radio and internal microwave and fiber optic systems, will provide sufficient backup in the unlikely event of the loss of standard communication. As a summer peaking utility, the Company's electrical loads in mid-winter are comparatively low. Although contingency planning is by its nature speculative, the Year 2000 contingency plan will reduce the risk of material impacts on the Company's operations due to Year 2000 problems. If the Company or its significant business partners or suppliers were to fail to achieve Year 2000 readiness with respect to critical systems, there could be a materially adverse impact on the utility's financial position, results of operations and cash flows.

     During 1998, the estimated total cumulative cost to the Company of addressing Year 2000 readiness was determined to be in the range of $4 to $7 million, including operating and capital expenditures. Through June 1999, approximately $2.6 million in operating expenses and approximately $1.3 million in capital additions have been incurred. While additional expenditures and capital additions will be incurred during 1999, the rate of expenditures and capital additions is below original estimates. The estimated total cumulative cost is reviewed and revised periodically.

                OPERATING RESULTS OF THE SECOND QUARTER OF 1999
                       COMPARED TO SECOND QUARTER OF 1998

     Earnings per average common share were 23 cents for the second quarter of 1999, compared to 20 cents for the same period in 1998. The increase in revenues and earnings available for common stock was due primarily to warmer weather and customer growth. Revenues also increased due to an energy rate increase effective March 1, 1999. The average number of customers increased 6.0 percent and kilowatthour sales, excluding sales for resale, were up 15.86 percent, as compared to the second quarter of 1998.

     Fuel expense increased $4.6 million due primarily to increased generation. Purchased power increased $6.6 million due primarily to increased power purchases. The Company discontinued using the deferred energy mechanism to defer the difference between the current cost of fuel plus net purchased power and base energy costs beginning in June 1999. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition included in this quarterly report. Other operations expense increased $2.9 million due primarily to charges for firm transmission service and increased group insurance costs. Depreciation expense increased $2.0 million because of a growing asset base. Interest on long-term debt increased by $2.3 million primarily due to the issuance of the $130 million, 6.2% Series A senior unsecured notes. Distribution requirements on Company-obligated preferred securities of a subsidiary trust increased by $1.4 million due to the issuance of the 7 3/4% trust issued preferred securities.

               OPERATING RESULTS OF THE FIRST SIX MONTHS OF 1999
                      COMPARED TO FIRST SIX MONTHS OF 1998

     Earnings per average common share were 32 cents for the first six months of 1999, compared to 34 cents for the same period in 1998. The decrease in earnings available for common stock was primarily due to increased operations and maintenance expense and increases in interest and depreciation expense due to infrastructure requirements associated with customer growth. Revenues increased primarily due to energy rate increases effective February 1, 1998 and March 1, 1999. The average number of customers increased 5.97 percent and kilowatthour sales, excluding sales for resale, were up 11.51 percent, as compared to the first six months of 1998.

     Fuel expense increased $8.6 million due primarily to increased generation. Purchased power increased $9.4 million due primarily to increased power purchases. The Company discontinued using the deferred energy mechanism to defer the difference between the current cost of fuel plus net purchased power and base energy costs beginning in June 1999. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition included in this quarterly report. Other operations expense increased $3.4 million due primarily to charges for firm transmission service and increased group insurance costs. Maintenance and repairs increased $1.5 million due mainly to increased maintenance expense at the Reid Gardner Generating Station. Depreciation expense increased $4.0 million because of a growing asset base. Interest on long-term debt increased by $2.9 million primarily due to the issuance of the $130 million, 6.2% Series A senior unsecured notes. Other interest increased by $1.5 million primarily due to increased short-term borrowing. Distribution requirements on Company-obligated preferred securities of a subsidiary trust increased by $2.7 million due to the issuance of the 7 3/4% trust issued preferred securities.

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


                                                   Nevada Power Company
                                                   --------------------
                                                       (Registrant)



                                                   STEVEN W. RIGAZIO
                                         --------------------------------------
                                                       (Signature)
Date: July 27, 1999                                 Steven W. Rigazio
      --------------
                                          Vice President, Finance and Planning,
                                           Treasurer, Chief Financial Officer