Form 10-Q
period 2001-09-30
NEVADA POWER CO; SIERRA PACIFIC RESOURCES; SIERRA PACIFIC POWER CO
filed 2001-11-07
CIK 71180, 741508, 90144

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM   TO

                    Registrant, State of Incorporation, Address of
Commission File     Principal Executive Offices and Telephone         I.R.S. employer
Number              Number                                            Identification Number
1-8788              SIERRA PACIFIC RESOURCES                          88-0198358
                    P.O. Box 10100
                    (6100 Neil Road)
                    Reno, Nevada 89520-0400 (89511)
                    (775) 834-4011

1-4698              NEVADA POWER COMPANY                              88-0045330
                    6226 West Sahara Avenue
                    Las Vegas, Nevada 89146
                    (702) 367-5000

0-508               SIERRA PACIFIC POWER COMPANY                      88-0044418
                    P.O. Box 10100
                    (6100 Neil Road)
                    Reno, Nevada 89520-0400 (89511)
                    (775) 834-4011

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X       No ___
                                     ---

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                              Outstanding at October 30, 2001
Common Stock, $1.00 par value                       102,090,325 Shares
 of Sierra Pacific Resources

Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $1.00 stated value, of Nevada Power Company.
Sierra Pacific Resources is the sole holder of the 1,000 shares of outstanding Common Stock, $3.75 par value, of Sierra Pacific Power Company.

This combined Quarterly Report on Form 10-Q is separately filed by Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company. Information contained in this document relating to Nevada Power Company is filed by Sierra Pacific Resources and separately by Nevada Power Company on its own behalf. Nevada Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Nevada Power Company. Information contained in this document relating to Sierra Pacific Power Company is filed by Sierra Pacific Resources and separately by Sierra Pacific Power Company on its own behalf. Sierra Pacific Power Company makes no representation as to information relating to Sierra Pacific Resources or its subsidiaries, except as it may relate to Sierra Pacific Power Company.

================================================================================

                           SIERRA PACIFIC RESOURCES
                             NEVADA POWER COMPANY
                         SIERRA PACIFIC POWER COMPANY
                        QUARTERLY REPORTS ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                   CONTENTS

                                PART I - FINANCIAL INFORMATION
                                ------------------------------
ITEM 1.     Financial Statements

     Sierra Pacific Resources -
          Condensed Consolidated Balance Sheets - September 30, 2001 and December 31,  2000..................   3

          Condensed Consolidated Statements of Income (Loss) - Three Months and Nine Months
               Ended September 30, 2001 and 2000.............................................................   4

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000....   5

     Nevada Power Company -
          Condensed Balance Sheets - September 30, 2001 and December 31, 2000................................   6

          Condensed Statements of Income (Loss) - Three Months and Nine Months
               Ended September 30, 2001 and 2000.............................................................   7

          Condensed Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000.................   8

     Sierra Pacific Power Company -
          Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000...................   9

          Condensed Consolidated Statements of Income (Loss) - Three Months and Nine Months
               Ended September 30, 2001 and 2000.............................................................  10

          Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000....  11

     Notes to Condensed Consolidated Financial Statements....................................................  12

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations............  24
               Sierra Pacific Resources Results of Operations................................................  25
               Nevada Power Company Results of Operations....................................................  30
               Sierra Pacific Power Company Results of Operations............................................  34

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk.......................................  42

                                    PART II - OTHER INFORMATION
                                    ---------------------------

ITEM 1.     Legal Proceedings................................................................................  43

ITEM 4.     Submission of Matters to a Vote of Security Holders..............................................  43

ITEM 5.     Other Information................................................................................  43

ITEM 6.     Exhibits and Reports on Form 8-K.................................................................  43

Signature Page...............................................................................................  45

                           SIERRA PACIFIC RESOURCES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                             September 30,         December 31,
                                                                                  2001                 2000
                                                                            ---------------       --------------
ASSETS                                                                        (Unaudited)
Utility Plant at Original Cost:
  Plant in service                                                           $    5,619,150        $   5,269,724
    Less:  accumulated provision for depreciation                                 1,751,876            1,636,657
                                                                            ---------------       --------------
                                                                                  3,867,274            3,633,067
  Construction work-in-progress                                                     203,526              348,067
                                                                            ---------------       --------------
                                                                                  4,070,800            3,981,134
                                                                            ---------------       --------------

Investments in subsidiaries and other property, net                                 126,052              135,062
                                                                            ---------------       --------------

Current Assets:
  Cash and cash equivalents                                                          26,040               51,503
  Accounts receivable less provision for uncollectible accounts:
      2001-$42,044; 2000-$13,194                                                    839,560              336,361
  Federal income tax receivable                                                     303,401               40,686
  Materials, supplies and fuel, at average cost                                      95,334               75,132
  Other                                                                              22,412               18,442
                                                                            ---------------       --------------
                                                                                  1,286,747              522,124
                                                                            ---------------       --------------

Deferred Charges:
  Goodwill, net of amortization                                                     314,210              320,256
  Deferred energy costs - electric                                                1,105,699                    -
  Deferred energy costs - gas                                                        42,308               16,370
  Regulatory tax asset                                                              175,587              175,509
  Other regulatory assets                                                           107,799              105,588
  Risk management assets  (Note 10)                                                 434,380                    -
  Risk management regulatory assets - net (Note 10)                                 786,714                    -
  Other                                                                             126,648              116,965
                                                                            ---------------       --------------
                                                                                  3,093,345              734,688
                                                                            ---------------       --------------

  Net assets of discontinued operations (Note 8)                                          -              261,479
                                                                            ---------------       --------------

                                                                             $    8,576,944        $   5,634,487
                                                                            ===============       ==============

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity                                                $    1,730,841        $   1,359,712
  Accumulated other comprehensive loss                                               (6,971)                   -
  Preferred stock                                                                    50,000               50,000
  SPPC/ NPC obligated mandatorily redeemable preferred trust securities             237,372              237,372
  Long-term debt                                                                  2,946,488            2,133,679
                                                                            ---------------       --------------
                                                                                  4,957,730            3,780,763
                                                                            ---------------       --------------

Current Liabilities:
  Short-term borrowings                                                             269,561              213,074
  Current maturities of long-term debt                                               23,616              472,527
  Accounts payable                                                                  855,452              312,039
  Accrued interest                                                                   67,610               30,184
  Dividends declared                                                                  1,039               20,890
  Accrued salaries and benefits                                                      25,718               28,957
  Other current liabilities                                                           1,152               17,795
                                                                            ---------------       --------------
                                                                                  1,244,148            1,095,466
                                                                            ---------------       --------------

Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                     385,919              406,310
  Deferred investment tax credit                                                     52,810               55,252
  Deferred taxes on deferred energy costs                                           401,802                    -
  Regulatory tax liability                                                           50,685               50,994
  Customer advances for construction                                                106,743              109,962
  Accrued retirement benefits                                                        90,466               80,027
  Risk management liabilities  (Note 10)                                          1,225,412                    -
  Other                                                                              61,229               55,713
                                                                            ---------------       --------------
                                                                                  2,375,066              758,258
                                                                            ---------------       --------------

                                                                             $    8,576,944        $   5,634,487
                                                                            ===============       ==============

    The accompanying notes are an integral part of the financial statements

                           SIERRA PACIFIC RESOURCES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        Three months ended                 Nine months ended
                                                                            September 30,                     September 30,
                                                                 --------------------------------    -----------------------------
                                                                      2001              2000              2001             2000
                                                                 --------------     -------------    --------------   ------------
                                                                            (unaudited)                        (unaudited)
OPERATING REVENUES:
 Electric                                                        $    1,947,419     $     852,730    $    3,747,213   $  1,662,592
 Gas                                                                     18,831            12,787           104,725         63,378
 Other                                                                    5,650             2,657            13,350          9,165
                                                                 --------------     -------------    --------------   ------------
                                                                      1,971,900           868,174         3,865,288      1,735,135
                                                                 --------------     -------------    --------------   ------------
OPERATING EXPENSES:
 Operation:
    Purchased power                                                   2,195,051           581,994         3,636,006        911,773
    Fuel for power generation                                           189,968           151,567           595,172        317,594
    Gas purchased for resale                                              9,294             6,989           105,008         41,310
    Deferral of energy costs-electric-net                              (737,634)            2,445        (1,080,846)        16,719
    Deferral of energy costs-gas-net                                      3,453              (180)          (23,354)          (900)
    Other                                                                81,924            56,421           248,428        183,310
 Maintenance                                                             15,475            12,288            53,933         40,194
 Depreciation and amortization                                           40,958            39,079           120,552        116,754
 Taxes:
    Income taxes                                                         40,087           (12,969)            8,033        (14,641)
    Other than income                                                    11,134            11,466            32,358         31,611
                                                                 --------------     -------------    --------------   ------------
                                                                      1,849,710           849,100         3,695,290      1,643,724
                                                                 --------------     -------------    --------------   ------------
OPERATING INCOME                                                        122,190            19,074           169,998         91,411
                                                                 --------------     -------------    --------------   ------------


OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                       (106)              511              (793)         2,486
  Other income - net                                                     16,007               169            22,319          3,578
                                                                 --------------     -------------    --------------   ------------
                                                                         15,901               680            21,526          6,064
                                                                 --------------     -------------    --------------   ------------
TOTAL INCOME BEFORE INTEREST CHARGES                                    138,091            19,754           191,524         97,475
                                                                 --------------     -------------    --------------   ------------

INTEREST CHARGES:
 Long-term debt                                                          47,623            36,228           131,155         89,337
 Other                                                                    5,474             4,718            20,767         29,618
 Allowance for borrowed funds used during construction and
    capitalized interest                                                 (1,225)           (3,053)           (1,514)        (7,779)
                                                                 --------------     -------------    --------------   ------------
                                                                         51,872            37,893           150,408        111,176
                                                                 --------------     -------------    --------------   ------------
INCOME (LOSS) BEFORE SPPC/NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                  86,219           (18,139)           41,116        (13,701)
  Preferred dividend requirements of SPPC/NPC obligated
    mandatorily redeemable preferred trust securities                     4,835             4,729            14,293         14,187
                                                                 --------------     -------------    --------------   ------------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                           81,384           (22,868)           26,823        (27,888)
  Preferred stock dividend requirements of subsidiary                       975               874             2,725          2,624
                                                                 --------------     -------------    --------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 80,409           (23,742)           24,098        (30,512)
                                                                 --------------     -------------    --------------   ------------

DISCONTINUED OPERATIONS:
  Income from operations of water business disposed of
    (net of income taxes of $0 and $888 in 2001 and
    $2,713 and $2,585 in 2000, respectively)                                  -             4,194             1,022          8,951

  Gain on disposal of water business
    (net of income taxes of $18,237)                                          -                 -            25,845              -
                                                                 --------------     -------------    --------------   ------------

NET INCOME (LOSS)                                                $       80,409     $     (19,548)   $       50,965   $    (21,561)
                                                                 ==============     =============    ==============   ============

Income (Loss) per share - Basic and Diluted
    Income (Loss) from continuing operations                     $         0.89     $       (0.30)   $         0.29   $      (0.38)
    Income from discontinued operations                                       -              0.05              0.01           0.11
    Gain on disposal of water business                                        -                 -              0.32              -
                                                                 --------------     -------------    --------------   ------------
    Net income (loss)                                            $         0.89     $       (0.25)   $         0.62   $      (0.27)
                                                                 ==============     =============    ==============   ============

Weighted Average Shares of Common Stock Outstanding (000's)              90,303            78,446            82,423         78,428
                                                                 ==============     =============    ==============   ============

Dividends Paid Per Share of Common Stock                         $        0.200     $       0.250            $0.450   $      0.750
                                                                 ==============     =============    ==============   ============

    The accompanying notes are an integral part of the financial statements.

                           SIERRA PACIFIC RESOURCES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                          ------------------------------------
                                                                                               2001                  2000
                                                                                          ------------------------------------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss) from continuing operations before preferred dividends                     $      26,823          $    (27,888)
  Income from discontinued operations before preferred dividends                                  1,222                 9,252
  Gain from on disposal of water business                                                        25,845                     -
  Non-cash items included in income:
     Depreciation and amortization                                                              124,011               122,269
     Deferred taxes and deferred investment tax credit                                          107,795                (1,444)
     AFUDC and capitalized interest                                                                (730)              (10,567)
     Early retirement and severance amortization                                                  3,121                 3,147
     Gain on disposal of water business                                                         (44,081)                    -
     Other non-cash                                                                               3,676                  (310)
  Changes in certain assets and liabilities:
     Accounts receivable                                                                       (498,883)             (203,084)
     Materials, supplies and fuel                                                               (19,849)              (12,830)
     Deferred energy costs - electric                                                        (1,105,698)                    -
     Deferred energy costs - gas                                                                (25,938)               13,984
     Other current assets                                                                        (4,093)              (45,161)
     Accounts payable                                                                           543,413               134,165
     Other current liabilities                                                                   18,061                15,311
     Other - net                                                                                 16,827                37,499
                                                                                          -------------          ------------
Net Cash Flows (Used in) Provided by Operating Activities                                      (828,478)               34,343
                                                                                          -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to utility plant                                                                (251,458)             (241,221)
     AFUDC and other charges to utility plant                                                       730                 3,573
     Customer refunds for construction                                                           (3,219)               11,687
     Contributions in aid of construction                                                        24,259                 1,985
                                                                                          -------------          ------------
       Net cash used for utility plant                                                         (229,688)             (223,976)
     Proceeds from sale of assets of water business                                             318,882                     -
     Investments in subsidiaries and other property - net                                        (3,961)              (26,958)
                                                                                          -------------          ------------
Net Cash Provided by (Used in) Investing Activities                                              85,233              (250,934)
                                                                                          -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (Decrease) in short-term borrowings                                                56,487              (553,766)
     Proceeds from issuance of long-term debt                                                   900,000             1,050,000
     Retirement of long-term debt                                                              (536,103)             (202,778)
     Sale of common stock                                                                       340,764                    37
     Dividends paid                                                                             (43,366)              (64,950)
                                                                                          -------------          ------------
Net Cash Provided by Financing Activities                                                       717,782               228,543
                                                                                          -------------          ------------

Net (Decrease) Increase in Cash and Cash Equivalents                                            (25,463)               11,952
Beginning balance in Cash and Cash Equivalents                                                   51,503                 4,789
                                                                                          -------------          ------------
Ending balance in Cash and Cash Equivalents                                               $      26,040          $     16,741
                                                                                          =============          ============

Supplemental Disclosures of Cash Flow Information:
     Cash Paid During Period For:
       Interest                                                                           $     112,982          $     99,741
       Income Taxes                                                                       $      28,424          $     12,730

    The accompanying notes are an integral part of the financial statements

                             NEVADA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                                  September 30,        December 31,
                                                                                                      2001                 2000
                                                                                           --------------------    -----------------
ASSETS                                                                                         (unaudited)
Utility Plant at Original Cost:
  Plant in service                                                                                   $3,328,856          $3,089,705
    Less:  accumulated provision for depreciation                                                       912,256             855,599
                                                                                         ----------------------    -----------------
                                                                                                      2,416,600           2,234,106
  Construction work-in-progress                                                                         112,539             228,856
                                                                                         ----------------------    -----------------
                                                                                                      2,529,139           2,462,962
                                                                                         ----------------------    -----------------

Investment in Sierra Pacific Resources (Note 2)                                                         424,877             471,975
Investments in subsidiaries and other property, net                                                      12,115              13,418
                                                                                         ----------------------    -----------------
                                                                                                        436,992             485,393
                                                                                         ----------------------    -----------------
Current Assets:
  Cash and cash equivalents                                                                              18,259              43,858
  Accounts receivable less provision for uncollectible accounts:
      2001-$34,641; 2000-$11,605                                                                        548,862             137,097
  Federal income tax receivable                                                                         284,525              18,728
  Materials, supplies and fuel, at average cost                                                          51,381              45,573
  Other                                                                                                  10,930              10,205
                                                                                         ----------------------    -----------------
                                                                                                        913,957             255,461
                                                                                         ----------------------    -----------------
Deferred Charges:
  Deferred energy costs                                                                                 928,987                   -
  Regulatory tax asset                                                                                  113,647             113,647
  Other regulatory assets                                                                                32,620              32,583
  Risk management assets  (Note 10)                                                                     323,451                   -
  Risk management regulatory assets - net (Note 10)                                                     422,017                   -
  Other                                                                                                  27,074              25,912
                                                                                         ----------------------    -----------------
                                                                                                      1,847,796             172,142
                                                                                         ----------------------    -----------------

                                                                                                     $5,727,884          $3,375,958
                                                                                         ======================    =================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholders' equity including $424,877 and $471,975 of equity
     in Sierra Pacific Resources in 2001and 2000, respectively (Note 2)                              $1,730,993          $1,359,712
  Accumulated other comprehensive income                                                                    674                   -
  NPC obligated mandatorily redeemable preferred trust securities                                       188,872             188,872
  Long-term debt                                                                                      1,422,584             927,784
                                                                                         ----------------------    ----------------
                                                                                                      3,343,123           2,476,368
                                                                                         ----------------------    ----------------
Current Liabilities:
  Short-term borrowings                                                                                 230,561             100,000
  Current maturities of long-term debt                                                                    3,999             252,910
  Accounts payable                                                                                      649,657             126,015
  Accrued interest                                                                                       31,223              16,913
  Dividends declared                                                                                         71                  86
  Accrued salaries and benefits                                                                          10,479              12,297
  Other current liabilities                                                                              16,590              16,450
                                                                                         ----------------------    -----------------
                                                                                                        942,580             524,671
                                                                                         ----------------------    -----------------
Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                                         210,572             216,753
  Deferred investment tax credit                                                                         23,940              25,163
  Deferred taxes on deferred energy costs                                                               325,145                   -
  Regulatory tax liability                                                                               19,908              19,908
  Customer advances for construction                                                                     61,534              65,588
  Accrued retirement benefits                                                                            34,000              27,985
  Risk management liabilities  (Note 10)                                                                743,714                   -
  Other                                                                                                  23,368              19,522
                                                                                         ----------------------    -----------------
                                                                                                      1,442,181             374,919
                                                                                         ----------------------    -----------------

                                                                                                     $5,727,884          $3,375,958
                                                                                         ======================    =================

   The accompanying notes are an integral part of the financial statements.

                             NEVADA POWER COMPANY
                     CONDENSED STATEMENTS OF INCOME (LOSS)
               (Dollars in Thousands, Except Per Share Amounts)

                                                                                 Three months ended        Nine months ended
                                                                                    September 30,          September 30,
                                                                        ------------------------------  -------------  -----------
                                                                             2001             2000          2001          2000
                                                                        ----------------  ------------  -------------  -----------
                                                                                    (unaudited)                   (unaudited)
OPERATING REVENUES:
  Electric                                                                 $ 1,395,496     $ 547,395     $2,562,949     $1,022,815

OPERATING EXPENSES:
  Operation:
     Purchased power                                                         1,686,816       385,129      2,728,176        593,479
     Fuel for power generation                                                 131,023        86,140        348,633        178,809
     Deferral of energy costs-net                                             (638,571)        2,445       (908,408)        16,719
     Other                                                                      45,670        33,638        130,192         97,923
  Maintenance                                                                   10,331         8,126         36,789         27,210
  Depreciation and amortization                                                 23,042        21,391         67,345         64,121
  Taxes:
     Income taxes                                                               36,197        (5,642)        21,979        (12,461)
     Other than income                                                           6,221         6,542         18,118         17,860
                                                                        ----------------  -----------   -------------  -----------
                                                                             1,300,729       537,769      2,442,824        983,660
                                                                        ----------------  -----------   -------------  -----------
OPERATING INCOME                                                                94,767         9,626        120,125         39,155
                                                                        ----------------  -----------   -------------  -----------


OTHER INCOME (EXPENSE):
  Equity in earnings (losses) of Sierra Pacific Resources (Note 2)               1,658       (10,766)        (5,494)        (2,944)
  Allowance for other funds used during construction                               (87)          430           (560)         2,272
  Other income - net                                                            11,021         1,307         14,189          2,014
                                                                        ----------------  -----------   -------------  -----------
                                                                                12,592        (9,029)         8,135          1,342
                                                                        ----------------  -----------   -------------  -----------
TOTAL INCOME BEFORE INTEREST CHARGES                                           107,359           597        128,260         40,497
                                                                        ----------------  -----------   -------------  -----------


INTEREST CHARGES:
  Long-term debt                                                                20,545        15,980         55,504         46,132
  Other                                                                          3,269         2,745         10,982         10,677
  Allowance for borrowed funds used during construction and
    capitalized interest                                                          (657)       (2,373)          (570)        (6,130)
                                                                        ----------------  -----------   -------------  ------------
                                                                                23,157        16,352         65,916         50,679
                                                                        ----------------  -----------   -------------  ------------


INCOME (LOSS) BEFORE NPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                         84,202       (15,755)        62,344        (10,182)
  Preferred dividend requirements of NPC obligated
    mandatorily redeemable preferred trust securities                            3,793         3,793         11,379         11,379
                                                                        ----------------  -----------   -------------  ------------
NET INCOME (LOSS)                                                          $    80,409     $ (19,548)    $   50,965     $  (21,561)
                                                                        ================  ===========   =============  ============

Net Income (Loss) Per Share- Basic (Note 2)                                $      0.89     $   (0.25)    $     0.62     $    (0.27)
                                                                        ================  ===========   =============  ============
                               - Diluted (Note 2)                          $      0.89     $   (0.25)    $     0.62     $    (0.27)
                                                                        ================  ===========   =============  ============

Weighted Average Shares of Common
     Stock Outstanding (000's) (Note 2)                                         90,303        78,446         82,423         78,428
                                                                        ================  ===========   =============  ============

Dividends Paid Per Share of Common Stock (Note 2)                          $     0.200     $   0.250     $    0.450     $    0.750
                                                                        ================  ===========   =============  ============

   The accompanying notes are an integral part of the financial statements.

                                                   NEVADA POWER COMPANY
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                  (DOLLARS IN THOUSANDS)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                     -------------------------------------
                                                                                          2001                  2000
                                                                                     ---------------       ---------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (Loss) before preferred dividends                                              $  50,965            $ (21,561)
  Non-cash items included in income:
     Depreciation and amortization                                                         67,345               64,121
     Deferred taxes and deferred investment tax credit                                     51,944               (5,597)
     AFUDC and capitalized interest                                                           (10)              (8,402)
     Other non-cash                                                                         2,367               (2,961)
     Equity in losses of SPR (Note 2)                                                       5,494                2,944
  Changes in certain assets and liabilities, net of acquisition:
     Accounts receivable                                                                 (411,765)            (147,917)
     Materials, supplies and fuel                                                          (5,809)                (876)
     Deferred energy costs                                                               (928,987)              14,884
     Other current assets                                                                    (725)             (17,265)
     Accounts payable                                                                     523,642               72,215
     Other current liabilities                                                             12,632                7,311
     Other - net                                                                            8,780               21,150
                                                                                       ----------           ----------
Net Cash Flows Used in Operating Activities                                              (624,127)             (21,954)
                                                                                       ----------           ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to utility plant                                                         (141,414)            (138,698)
      AFUDC and other charges to utility plant                                                 10                1,349
      Customer refunds for construction                                                    (4,054)              (1,225)
      Contributions in aid of construction                                                  5,630                    -
                                                                                       ----------           ----------
        Net cash used for utility plant                                                  (139,828)            (138,574)
      Investments in subsidiaries and other property - net                                      -                  250
                                                                                       ----------           ----------
Net Cash Used in Investing Activities                                                    (139,828)            (138,324)
                                                                                       ----------           ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (Decrease) in short-term borrowings                                        130,561              (58,937)
      Proceeds from issuance of long-term debt                                            500,000              250,000
      Retirement of long-term debt                                                       (254,112)             (90,359)
      Additional investment by parent company                                             394,921              128,000
      Dividends paid                                                                      (33,014)             (64,000)
                                                                                       ----------           ----------
Net Cash Provided by Financing Activities                                                 738,356              164,704
                                                                                       ----------           ----------


Net Increase (Decrease) in Cash and Cash Equivalents                                      (25,599)               4,426
Beginning balance in Cash and Cash Equivalents                                             43,858                  243
                                                                                       ----------           ----------

Ending balance in Cash and Cash Equivalents                                             $  18,259            $   4,669
                                                                                       ==========           ==========

Supplemental Disclosures of Cash Flow Information:
      Cash Paid During Period For:
       Interest                                                                         $  28,160            $  48,303
       Income Taxes                                                                     $  47,501            $   6,500

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                    September 30,          December 31,
                                                                                        2001                   2000
                                                                                    -------------          ------------
                                                                                     (Unaudited)
ASSETS
Utility Plant at Original Cost:
  Plant in service                                                                   $ 2,290,294           $ 2,180,019
    Less:  accumulated provision for depreciation                                        839,620               781,058
                                                                                     -----------           -----------
                                                                                       1,450,674             1,398,961
  Construction work-in-progress                                                           90,986               119,210
                                                                                     -----------           -----------
                                                                                       1,541,660             1,518,171
                                                                                     -----------           -----------

Investments in subsidiaries and other property, net                                       57,830                60,047
                                                                                     -----------           -----------

Current Assets:
  Cash and cash equivalents                                                                2,919                 5,348
  Accounts receivable less provision for uncollectible accounts:
    2001 - $7,403; 2000 - $1,589                                                         299,919               133,369
  Federal income tax receivable                                                           18,877                21,958
  Materials, supplies and fuel, at average cost                                           41,163                29,209
  Other                                                                                   10,499                 7,894
                                                                                     -----------           -----------
                                                                                         373,377               197,778
                                                                                     -----------           -----------

Deferred Charges:
  Deferred energy costs - electric                                                       176,712                     -
  Deferred energy costs - gas                                                             42,308                16,370
  Regulatory tax asset                                                                    61,940                61,862
  Other regulatory assets                                                                 56,605                61,236
  Risk management assets  (Note 10)                                                      110,954                     -
  Risk management regulatory assets - net (Note 10)                                      364,697                     -
  Other                                                                                   15,517                12,036
                                                                                     -----------           -----------
                                                                                         828,733               151,504
                                                                                     -----------           -----------

  Net assets of discontinued operations (Note 8)                                               -               261,479
                                                                                     -----------           -----------

                                                                                     $ 2,801,600           $ 2,188,979
                                                                                     ===========           ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity                                                            583,316               604,795
  Accumulated other comprehensive income                                                     321                     -
  Preferred stock                                                                         50,000                50,000
  SPPC obligated mandatorily redeemable preferred trust securities                        48,500                48,500
  Long-term debt                                                                         923,836               605,816
                                                                                     -----------           -----------
                                                                                       1,605,973             1,309,111
                                                                                     -----------           -----------

Current Liabilities:
  Short-term borrowings                                                                   19,000               108,962
  Current maturities of long-term debt                                                    19,616               219,616
  Accounts payable                                                                       227,141               146,724
  Accrued interest                                                                        22,811                 6,992
  Dividends declared                                                                         968                23,975
  Accrued salaries and benefits                                                           12,551                15,475
  Other current liabilities                                                                3,261                 2,932
                                                                                     -----------           -----------
                                                                                         305,348               524,676
                                                                                     -----------           -----------

Commitments & Contingencies (Note 11)

Deferred Credits:
  Deferred federal income taxes                                                          164,853               179,106
  Deferred investment tax credit                                                          28,870                30,088
  Deferred taxes on deferred energy costs                                                 76,657                     -
  Regulatory tax liability                                                                30,777                31,087
  Accrued retirement benefits                                                             44,741                44,374
  Customer advances for construction                                                      45,209                41,776
  Risk management liabilities  (Note 10)                                                 473,733                     -
  Other                                                                                   25,439                28,761
                                                                                     -----------           -----------
                                                                                         890,279               355,192
                                                                                     -----------           -----------

                                                                                     $ 2,801,600           $ 2,188,979
                                                                                     ===========           ===========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                            (Dollars in Thousands)

                                                                              Three months                    Nine months
                                                                                 ended                           ended
                                                                             September 30,                    September 30,
                                                                       -------------------------       --------------------------
                                                                          2001            2000            2001             2000
                                                                       ---------       ---------       -----------      ---------
                                                                              (unaudited)                      (unaudited)
OPERATING REVENUES:
 Electric                                                              $ 551,923       $ 305,334       $ 1,184,264      $ 639,776
 Gas                                                                      18,831          12,787           104,725         63,378
                                                                       ---------       ---------       -----------      ---------
                                                                         570,754         318,121         1,288,989        703,154
                                                                       ---------       ---------       -----------      ---------

OPERATING EXPENSES:
 Operation:
    Purchased power                                                      508,235         196,865           907,830        318,294
    Fuel for power generation                                             58,946          65,427           246,540        138,785
    Gas purchased for resale                                               9,294           6,989           105,008         41,310
    Deferral of energy costs-electric-net                                (98,702)              -          (172,437)             -
    Deferral of energy costs-gas-net                                       3,093            (180)          (23,354)          (900)
    Other                                                                 28,222          18,608            79,090         68,328
 Maintenance                                                               5,143           4,162            17,143         12,984
 Depreciation and amortization                                            17,620          17,561            52,328         52,144

 Taxes:
    Income taxes                                                           8,630          (3,504)            7,974          9,274
    Other than income                                                      4,671           4,712            13,639         13,352
                                                                       ---------       ---------       -----------      ---------
                                                                         545,152         310,640         1,233,761        653,571
                                                                       ---------       ---------       -----------      ---------
OPERATING INCOME                                                          25,602           7,481            55,228         49,583
                                                                       ---------       ---------       -----------      ---------

OTHER (EXPENSE) INCOME:
  Allowance for other funds used during construction                         (19)             81              (233)           215
  Other income (expense) - net                                             4,309             117             5,322         (1,122)
                                                                       ---------       ---------       -----------      ---------
                                                                           4,290             198             5,089           (907)
                                                                       ---------       ---------       -----------      ---------
TOTAL INCOME BEFORE INTEREST CHARGES                                      29,892           7,679            60,317         48,676
                                                                       ---------       ---------       -----------      ---------

INTEREST CHARGES:
 Long-term debt                                                           15,380          10,953            38,479         26,861
 Other                                                                     1,455           1,348             7,437          8,519
 Allowance for borrowed funds used during construction and
   capitalized interest                                                     (566)           (680)             (943)        (1,649)
                                                                       ---------       ---------       -----------      ---------
                                                                          16,269          11,621            44,973         33,731
                                                                       ---------       ---------       -----------      ---------

INCOME (LOSS) BEFORE SPPC OBLIGATED MANDATORILY
  REDEEMABLE PREFERRED TRUST SECURITIES                                   13,623          (3,942)           15,344         14,945
  Preferred dividend requirements of SPPC obligated
    mandatorily redeemable preferred trust securities                      1,042             935             2,914          2,807
                                                                       ---------       ---------       -----------      ---------
INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDENDS                            12,581          (4,877)           12,430         12,138
  Preferred dividend requirements                                            975             874             2,725          2,624
                                                                       ---------       ---------       -----------      ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                              11,606          (5,751)            9,705          9,514
                                                                       ---------       ---------       -----------      ---------


DISCONTINUED OPERATIONS:
  Income from operations of water business disposed of
    (net of income taxes of $0 and $888 in 2001 and
    $2,713 and $2,585 in 2000, respectively)                                   -           4,194             1,022          8,951


  Gain on disposal of water business
    (net of income taxes of $18,237)                                           -               -            25,845              -
                                                                       ---------       ---------       -----------      ---------


NET INCOME (LOSS)                                                      $  11,606       $  (1,557)      $    36,572      $  18,465
                                                                       =========       =========       ===========      =========

   The accompanying notes are an integral part of the financial statements.

                         SIERRA PACIFIC POWER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           --------------------------------------
                                                                                2001                   2000
                                                                           ---------------       ----------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations before preferred dividends                 $  12,430              $  12,138
    Income from discontinued operations before preferred dividends                   1,222                  9,252
    Gain on disposal of water business                                              25,845                      -
    Non-cash items included in income:
        Depreciation and amortization                                               55,788                 57,659
        Deferred taxes and investment tax credits                                   55,807                  4,124
        AFUDC and capitalized  interest                                               (719)                (2,166)
        Early retirement and severance amortization                                  3,121                  3,147
        Gain on disposal of water business                                         (44,081)                     -
        Other non-cash                                                              (3,580)                 2,650
    Changes in certain assets and liabilities:
        Accounts receivable                                                       (162,234)                   413
        Materials, supplies and fuel                                               (11,601)               (12,153)
        Deferred energy costs - electric                                          (176,712)                     -
        Deferred energy costs - gas                                                (25,938)                  (900)
        Other current assets                                                        (2,728)               (16,686)
        Accounts payable                                                            80,416                 15,197
        Other current liabilities                                                   13,742                  6,678
        Other-net                                                                    1,596                 (5,333)
                                                                           ---------------       ----------------
    Net Cash Flows (Used in) Provided by Operating Activities                     (177,626)                74,020
                                                                           ---------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant                                                    (110,043)              (102,523)
    AFUDC and other charges to utility plant                                           719                  2,224
    Customer (refunds) advances for construction                                       835                  3,210
    Contributions in aid of construction                                            18,628                 11,687
                                                                           ---------------       ----------------
        Net cash used for utility plant                                            (89,861)               (85,402)
    Proceeds from sale of assets of water business                                 318,882                      -
    Investment in subsidiaries and other non-utility property - net                  2,102                  1,597
                                                                           ---------------       ----------------
Net Cash Provided by (Used in) Investing Activities                                231,123                (83,805)
                                                                           ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in short-term borrowings                                              (89,962)               (31,434)
    Proceeds from issuance of long-term debt                                       400,000                200,000
    Retirement of long-term debt                                                  (281,980)              (102,307)
    Additional investment by parent company                                          4,948                 14,000
    Dividends paid                                                                 (88,932)               (66,924)
                                                                           ---------------       ----------------
Net Cash (Used in) Provided by Financing Activities                                (55,926)                13,335
                                                                           ---------------       ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                                (2,429)                 3,550
Beginning Balance in Cash and Cash Equivalents                                       5,348                  3,011
                                                                           ---------------       ----------------
Ending Balance in Cash and Cash Equivalents                                      $   2,919              $   6,561
                                                                           ===============       ================

Supplemental Disclosures of Cash Flow Information:
Cash Paid (Received) During Period For:
    Interest                                                                     $  29,154              $  33,476
    Income Taxes                                                                 $  22,227              $   9,644

   The accompanying notes are an integral part of the financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

NOTE 1.   MANAGEMENT'S STATEMENT (SPR, NPC, SPPC)
-------------------------------------------------

     In the opinion of the management of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), and Sierra Pacific Power Company (SPPC), the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows for the periods shown. These condensed consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters which are included in full year financial statements and, therefore, they should be read in conjunction with the audited financial statements included in SPR's, NPC's, and SPPC's Combined Annual Report on Form 10-K for the year ended December 31, 2000.

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                          Principles of Consolidation
                          ---------------------------

     The condensed consolidated financial statements of SPR include the accounts of SPR and its wholly owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, (collectively, the "Utilities"), Tuscarora Gas Pipeline Company, Sierra Gas Holding Company (formerly Sierra Energy Company), Sierra Energy Company dba ethree, Sierra Pacific Energy Company, Lands of Sierra, Sierra Pacific Communications, Nevada Electric Investment Company and Sierra Water Development Company. All significant intercompany transactions and balances have been eliminated in consolidation.

                               Reclassifications
                               -----------------

     Certain items previously reported for periods prior to 2001 have been reclassified to conform to the current periods presentation. Net income and shareholders' equity were not affected by these reclassifications.

                             Recent Pronouncements
                             ---------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of three new pronouncements, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Management does not expect SFAS No. 141, when adopted, to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, changes the accounting for goodwill from an amortization method to one requiring at least an annual review for impairment. Due to the regulatory treatment anticipated for most of SPR's goodwill, Management does not expect SFAS No. 142, when adopted, to have a material effect on the financial position or results of operations of SPR, NPC, and SPPC. SFAS No. 143, effective for fiscal years beginning after June 15, 2002, requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management has not yet determined the impact, if any, of the adoption of SFAS No. 143 on the financial position or results of operations of SPR, NPC, and SPPC.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides guidance on the impairment of long-lived assets and for long-lived assets to be disposed of. The standard supersedes the current authoritative literature on impairments as well as disposal of a segment of a business and is effective for fiscal years and interim periods beginning after December 15, 2001. Management has not yet determined the impact, if any, of the adoption of this standard on the financial position or results of operations of SPR, NPC, and SPPC.

NOTE 2.   FINANCIAL STATEMENTS OF NEVADA POWER COMPANY (NPC)
------------------------------------------------------------

     In accordance with Generally Accepted Accounting Principles, the 1999 merger between SPR and NPC was accounted for as a reverse purchase, with NPC deemed to be the acquirer of SPR as reflected in the SPR Consolidated Financial Statements. However, after the merger with SPR and as a result of the structure of the transactions, NPC is a separate legal entity, which is a wholly owned subsidiary of SPR. As a legal matter, NPC does not own any equity interest in SPR. The audited NPC Financial Statements accommodate the presentation of financial information of NPC on a stand-alone basis by summarizing all non-NPC financial information into a few items on each of the Financial Statements. These summarized items are repeated below (in 000's):

Non-NPC Financial Items on the NPC Financial Statements

 NPC Balance Sheet:                                September 30, 2001   December 31, 2000
 -----------------                                 ------------------   -----------------
          Investment in Sierra Pacific Resources         $424,877            $471,975
          Equity in Sierra Pacific Resources             $424,877            $471,975

     The Investment in Sierra Pacific Resources reflects the net assets, after deducting for all liabilities and preferred stock of Sierra Pacific Resources not related to NPC. The Equity in Sierra Pacific Resources reflects the sum of paid-in-capital and retained earnings of SPR, without the benefit of NPC.

     These line items do not represent any asset to which holders of NPC's securities may look for recovery of their investment. These items must be disregarded for determining the ability of NPC to satisfy its obligations or to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred stock dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

 NPC Income Statement:                                   Three Months Ended    Three Months Ended
 --------------------                                    ------------------    ------------------
                                                         September 30, 2001    September 30, 2000
                                                         ------------------    ------------------
      Equity in Earnings (Losses) of Sierra Pacific            $1,658                $(10,766)
      Resources

                                                         Nine Months Ended     Nine Months Ended
                                                         -----------------     -----------------
                                                         September 30, 2001    September 30, 2000
                                                         ------------------    ------------------
      Equity in Losses of Sierra Pacific Resources             $(5,494)              $(2,944)

     This line does not represent any item of revenue or income to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage. Also as a result of the reverse purchase accounting treatment described above, NPC's Income Statement includes Earnings Per Share and Dividends Paid Per Share information.

 NPC Statement of Cash Flow:                             Nine Months Ended     Nine Months Ended
 --------------------------                              -----------------     -----------------
                                                         September 30, 2001    September 30, 2000
                                                         ------------------    ------------------
      Equity in Losses of Sierra Pacific Resources             $5,494                $2,944

     As in the income statement, the Equity in Losses of Sierra Pacific Resources reflects the nine months of SPR net losses, after SPPC preferred stock dividends.

     This line item does not represent any item of cash flow to which holders of NPC's securities may look for recovery of their investment. This item must be disregarded for determining the ability of NPC to satisfy its obligations or its ability to pay dividends (preferred or common), for calculating NPC's ratios of earnings to fixed charges and preferred dividends and for all of NPC's financial covenants and earnings tests including those under its charter and mortgage.

NOTE 3.   SHORT-TERM BORROWINGS (SPR, NPC, SPPC)
------------------------------------------------

     As of January 16, 2001, SPR had eliminated its December 31, 2000, commercial paper balance of $4 million. On March 9, 2001, SPR discontinued its commercial paper program as a result of the establishment of a credit facility, which was paid off and terminated on June 12, 2001. On August 15, 2001, SPR established an unsecured credit facility of $25 million that will expire on August 14, 2002. On September 10, 2001, SPR established an additional credit facility of $25 million that will expire on November 30, 2001. As of September 30, 2001, SPR had $20 million of outstanding borrowings under these facilities.

     NPC had no commercial paper outstanding at December 31, 2000, and June 30, 2001. During the third quarter, NPC issued new commercial paper and, as of September 30, 2001, had $130.6 million outstanding at a weighted average interest rate of 3.68%.

     SPPC's commercial paper balance was $108.9 million at December 31, 2000. By June 12, 2001, SPPC had eliminated its commercial paper balances and had no commercial paper outstanding as of June 30, 2001. SPPC issued $27.5 million of commercial paper in September and had an outstanding balance of $19 million as of September 30, 2001, at a weighted average interest rate of 3.36%.

     On August 1, 2001, NPC and SPPC each increased the total amount of their short-term credit facilities from $150 million to $250 million and extended the expiration date of their short-term credit facilities from August 27, 2001 to November 30, 2001. These credit facilities may be used for working capital and general corporate purposes, including commercial paper backup. SPR and the Utilities are currently negotiating new credit facilities to take effect after their current facilities expire on November 30, 2001. It is expected that the Utilities' new credit facilities will require each Utility, in the event of a decline in that Utility's senior unsecured debt ratings, to issue general and refunding mortgage bonds to secure its new facility.


NOTE 4.   LONG-TERM DEBT (NPC, SPPC)
------------------------------------

Nevada Power Company

     On May 24, 2001, NPC issued $350 million of 8.25% General and Refunding Mortgage Bonds, Series A, due June 1, 2011. The bonds were issued under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of NPC's Indenture of Mortgage dated as of October 1, 1953. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt. NPC has agreed to exchange these bonds for identical bonds which have been registered with the Securities and Exchange Commission (the "SEC"). NPC expects to complete this exchange offer in December 2001.

     On June 12, 2001, $150 million of NPC's unsecured floating rate notes matured and were paid in full.

     On August 3, 2001, NPC issued $115 million of its First Mortgage Bonds, Series BB and Series CC, to AMBAC Assurance Corporation ("AMBAC") in satisfaction of a covenant contained in insurance agreements entered into with AMBAC in June and July 2000, in connection with the issuance by Clark County, Nevada of tax-exempt bonds for the benefit of NPC. These First Mortgage Bonds secure NPC's reimbursement obligations under the insurance agreements with AMBAC.

     On August 20, 2001, $100 million of NPC's unsecured floating rate notes matured and were paid in full.

     On September 20, 2001, NPC issued $150 million of 6% unsecured notes due September 15, 2003. Interest on the notes is payable on March 15 and September 15 of each year. These notes are not entitled to any sinking fund and are non-callable. The net proceeds of the $150 million issue were used to reduce commercial paper balances that had been incurred to cover increased purchased power and fuel costs and to pay maturing debt.

Sierra Pacific Power Company

     On April 27, 2001, Washoe County, Nevada issued for SPPC's benefit $80 million of Water Facilities Refunding Revenue Bonds, Series 2001, due March 1, 2036. The bonds bear interest at a term rate of 5.75% per annum from their date of issuance to April 30, 2003. Beginning May 1, 2003, the method of determining the interest rate on the bonds may be converted from time to time in accordance with the related Indenture so that such bonds would, thereafter, bear interest at a daily, weekly, flexible, term or auction rate. The bonds were issued to refund $80 million of Washoe County variable rate Water Facilities Revenue Bonds (Sierra Pacific Power Company Project) Series 1990 on April 30, 2001. SPPC's obligations in respect of the Series 1990 bonds had been supported by a letter of credit that was terminated in connection with the redemption of those bonds. On June 11, 2001, SPPC completed the sale of its water business assets including the Project financed by the sale of the bonds. (See Note 8 for additional information on the water business sale.) Although SPPC no longer owns the Project, SPPC will continue to bear the obligations and payments for the bonds under the terms of the Financing Agreement dated as of March 1, 2001, between SPPC and Washoe County, Nevada.

     On May 24, 2001, SPPC issued $320 million of its 8.00% General and Refunding Mortgage Bonds, Series A, due June 1, 2008. The bonds were issued under and secured by a General and Refunding Mortgage Indenture dated as of May 1, 2001 that is subject to the prior lien of SPPC's Indenture of Mortgage dated as of December 1, 1940. The proceeds of the issuance were used to refinance or discharge outstanding indebtedness including commercial paper, short-term debt, and current maturities of long-term debt. SPPC has agreed to exchange these bonds for identical bonds which have been registered with the SEC. SPPC expects to complete this exchange offer in December 2001.

     On June 12, 2001, $200 million of SPPC's floating rate notes matured and were paid in full.

NOTE 5.   COMMON STOCK AND PREFERRED STOCK (SPR, NPC)
-----------------------------------------------------

     On August 15, 2001, SPR completed a public offering of 23,575,000 shares of its common stock, yielding net proceeds of approximately $340 million, all of which were contributed to NPC as an additional equity investment. NPC used these proceeds to pay maturing debt and for working capital purposes.

NOTE 6.   EARNINGS PER SHARE  (SPR)
-----------------------------------

    SPR follows SFAS No. 128, "Earnings Per Share". The difference between Basic EPS and Diluted EPS is due to common stock equivalent shares resulting from stock options, employee stock purchase plan, performance shares and a non-employee director stock plan. Common stock equivalents were determined using the treasury stock method.

                                                               Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                          ----------------------------       -----------------------------
                                                             2001             2000              2001              2000
                                                          -----------     ------------       -----------      ------------
Basic EPS
      Numerator ($000)
          Income (Loss) from continuing operations        $    80,409     $   (23,742)       $    24,098      $   (30,512)
          Income from discontinued operations                       -           4,194              1,022            8,951
          Gain on disposal of water business                        -               -             25,845
                                                          -----------     ------------       -----------      ------------
          Net income (loss)                               $    80,409     $   (19,548)       $    50,965      $   (21,561)
                                                          ===========     ============       ===========      ============

      Denominator
          Weighted average number of shares
          outstanding                                      90,302,825      78,446,264         82,423,032       78,427,523
                                                          -----------     ------------       -----------      ------------
      Per-Share Amounts:
          Income (Loss) from continuing operations        $      0.89     $     (0.30)       $      0.29      $     (0.38)
          Income from discontinued operations                       -            0.05               0.01             0.11
          Gain on disposal of water business                        -               -               0.32                -
                                                          -----------     ------------       -----------      ------------
          Net income (loss)                               $      0.89     $     (0.25)       $      0.62      $     (0.27)
                                                          ===========     ============       ===========      ============

Diluted EPS
      Numerator ($000)
          Income (Loss) from continuing operations        $    80,409     $   (23,742)       $    24,098      $   (30,512)
          Income from discontinued operations                       -           4,194              1,022            8,951
          Gain on disposal of water business                        -               -             25,845                -
                                                          -----------     ------------       -----------      ------------
          Net income (loss)                               $    80,409     $   (19,548)       $    50,965      $   (21,561)
                                                          ===========     ============       ===========      ============

      Denominator
          Weighted average number of shares
          outstanding before dilution                      90,302,825      78,446,264         82,423,032       78,427,523
          Stock options/1/                                     31,645           3,441             18,285            2,041
          Executive long term incentive plan-
          performance shares/1/                                71,593          44,597             37,960           43,301
          Non-Employee Director stock plan/1/                   9,355           4,532              9,355            4,532
          Employee stock purchase plan/1/                       3,519           5,284              3,185            1,993
                                                          -----------     ------------       -----------      ------------
                                                           90,418,937      78,504,118         82,491,817       78,479,390
                                                          -----------     ------------       -----------      ------------
      Per-Share Amounts/1/:
          Income (Loss) from continuing operations        $      0.89     $     (0.30)       $      0.29      $     (0.38)
          Income from discontinued operations                       -            0.05               0.01             0.11
          Gain on disposal of water business                        -               -               0.32                -
                                                          -----------     ------------       -----------      ------------
          Net income (loss)                               $      0.89     $     (0.25)       $      0.62      $     (0.27)
                                                          ===========     ============       ===========      ============

/1/ Because of net losses for the three- and nine-month periods ended September
    30, 2000, stock equivalents would be anti-dilutive. Accordingly, Diluted EPS for those periods are computed using the weighted average number of shares outstanding before dilution.

NOTE 7.   SEGMENT INFORMATION (SPR, NPC, SPPC)
----------------------------------------------

     SPR operates two business segments providing regulated electric and natural gas services. NPC provides electric service to Las Vegas and surrounding Clark County. SPPC provides electric service in northern Nevada and the Lake Tahoe area of California. SPPC also provides natural gas service in the Reno-Sparks area of Nevada. Other segment information includes segments below the quantitative threshold for separate disclosure. On June 11, 2001, SPPC sold its water utility business. Accordingly, the water business is not included in the segment information below.

     Information as to the operations of the different business segments is set forth below based on the nature of products and services offered. SPR evaluates performance based on several factors, of which the primary financial measure is business segment operating income. Intersegment revenues are not material.

     Financial data for business segments is as follows (in thousands):

Three Months Ended                NPC            SPPC           Total
September 30, 2001             Electric        Electric        Electric           Gas            Other       Consolidated
--------------------        --------------  --------------  --------------  --------------  --------------  --------------
Operating Revenues           $  1,395,496    $    551,923    $  1,947,419    $     18,831    $      5,650    $  1,971,900
                            ==============  ==============  ==============  ==============  ==============  ==============
Operating Income             $     94,767    $     25,146    $    119,913    $        456    $      1,821    $    122,190
                            ==============  ==============  ==============  ==============  ==============  ==============

Nine Months Ended                 NPC            SPPC           Total
September 30, 2001             Electric        Electric        Electric           Gas            Other       Consolidated
--------------------        --------------  --------------  --------------  --------------  --------------  --------------
Operating Revenues           $    547,396    $    305,334    $    852,730    $     12,787    $      2,657    $    868,174
                            ==============  ==============  ==============  ==============  ==============  ==============
Operating Income             $      9,626    $      5,555    $     15,181    $      1,926    $      1,967    $     19,074
                            ==============  ==============  ==============  ==============  ==============  ==============

Nine Months Ended                 NPC            SPPC           Total
September 30, 2001             Electric        Electric        Electric           Gas            Other       Consolidated
--------------------        --------------  --------------  --------------  --------------  --------------  --------------
Operating Revenues           $  2,562,949    $  1,184,264    $  3,747,213    $    104,725    $     13,350    $  3,865,288
                            ==============  ==============  ==============  ==============  ==============  ==============
Operating Income (Loss)      $    120,125    $     49,123    $    169,248    $      6,105    $     (5,355)   $    169,998
                            ==============  ==============  ==============  ==============  ==============  ==============

Three Months Ended                NPC            SPPC           Total
September 30, 2001             Electric        Electric        Electric           Gas            Other       Consolidated
--------------------        --------------  --------------  --------------  --------------  --------------  --------------
Operating Revenues           $  1,022,816    $    639,776    $  1,662,592    $     63,378    $      9,165    $  1,735,135
                            ==============  ==============  ==============  ==============  ==============  ==============
Operating Income             $     39,155    $     41,906    $     81,061    $      7,677    $      2,673    $     91,411
                            ==============  ==============  ==============  ==============  ==============  ==============



NOTE 8.   DISCONTINUED OPERATIONS (SPR, SPPC)
---------------------------------------------

     On September 7, 2000, SPR and SPPC adopted a plan to sell SPPC's water utility business, and on June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of the refund described below and net of income taxes of $18.2 million. Included in the sale were facilities for water storage, supply, transmission, treatment and distribution, as well as accounts receivable and regulatory assets. Accounts receivable consisted of amounts due from developers for distribution facilities. Regulatory assets consisted primarily of costs incurred in connection with the Truckee River negotiated water settlement. Transfer of hydroelectric facilities included in the contract of sale for an additional $8 million will require action by the California Public Utilities Commission (CPUC). The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction.

     Pursuant to a stipulation entered into in connection with the sale and approved by the Public Utilities Commission of Nevada ("PUCN"), SPPC is required to refund to customers $21.5 million of the proceeds from the sale. The refund is being credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months from June 11, 2001. Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA.

     Revenues from operations of the water business were $0 and $18.7 million for the three-month periods ended September 30, 2001, and September 30, 2000, respectively. For the nine-month periods ended September 30, 2001, and September 30, 2000, revenues from operations of the water business were $23.2 million and $44.3 million, respectively. The net income from operations of the water business, as shown in the Condensed Consolidated Statements of Income of SPR and SPPC, includes preferred dividends of $0 and $100,000 for the three-month periods ended September 30, 2001 and 2000, respectively, and $200,000 and $301,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. These amounts are not included in the revenues and income (loss) from continuing operations shown in the accompanying income statements.


NOTE 9.   REGULATORY EVENTS (SPR, NPC, SPPC)
--------------------------------------------

     On April 18, 2001, the Governor of Nevada signed into law AB369. The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until the second quarter of next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

     AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

     AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

     AB369 requires the Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

     AB369 requires that each Utility file an application to clear its deferred energy account balances after the end of each 12-month period, but allows the balances from each 12-month period to be recovered over an adjustment period of up to three years in order to reduce the volatility of rate changes. In addition, after the initial deferred energy case, each Utility is allowed to file an application to clear its deferred energy account balances after the end of a six-month period if the proposed net increase or decrease in fuel and purchased power revenues for the six-month period is more than 5%. If a Utility using deferred energy accounting realizes a rate of return greater than the rate authorized by the PUCN, the portion that exceeds the authorized rate of return will be transferred to the next deferred energy adjustment period.

     Before an electric utility may clear its deferred accounts, AB 369 requires the PUCN to determine whether the costs for purchased fuel and purchased power that the electric utility recorded in its deferred accounts are recoverable and whether the revenues that the electric utility collected from customers in Nevada for purchased fuel and purchased power are properly recorded and credited in its deferred accounts. AB 369 prohibits the PUCN from allowing an electric utility to recover any costs for purchased fuel and purchased power that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility.

     In addition, as discussed under "Required Filings" below, the PUCN must determine whether the rates that went into effect on March 1, 2001, pursuant to the Comprehensive Energy Plan (CEP) as filed by the Utilities with the PUCN on January 29, 2001, are just and reasonable and reflect prudent business practices.

     At September 30, 2001, NPC had a balance of $929 million in its deferred energy account, reflecting eligible fuel and purchased power costs and allowable carrying charges incurred since March 1, 2001. At September 30, 2001, SPPC had a balance of $219 million in its deferred energy accounts, which reflect both eligible fuel and purchased power costs and allowable carrying charges incurred since March 1, 2001, totaling $177 million, as well as deferrals in connection with its natural gas business of $42 million. Future deferred energy charges will depend greatly on a number of unpredictable factors including weather conditions, conditions in the wholesale electricity markets in the western United States, the effect on the wholesale markets and energy prices of price caps imposed by the Federal Energy Regulatory Commission (FERC), and the extent of the Utilities' revenues from sales of wholesale electricity, which offset their respective deferred energy charges. Based upon management's continuing monitoring of these factors, it is anticipated that NPC's deferred energy charges (net of wholesale electric revenues) should total between $900 million and $1 billion by the time NPC files its initial application in December 2001 to clear its deferred energy account. Similarly, it is anticipated that SPPC's deferred energy charges (net of wholesale electric revenues) for electricity should total between $175 million and $225 million by the time SPPC files its initial application in February 2002 to clear its deferred energy account. Management cautions, however, that these expectations are subject to all of the above uncertainties, which make it impossible at this time to predict with certainty what the Utilities' deferred energy account balances will be at the time that they file their initial application to clear their deferred energy accounts.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

     All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the CEP Riders, remain in effect until the PUCN issues final orders on future general and initial deferred energy rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000.

     The Utilities will not be permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and, therefore, did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

     AB369 prohibits the PUCN from taking any further action on the CEP described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

     NPC and SPPC are each required to file a general rate application and a deferred energy application on or before the dates listed below:

                                       General Rate Case                 Deferred Energy Filing
                                       -----------------                 ----------------------
                                   File Date      Effective Date     File Date       Effective Date
                                   ---------      --------------     ---------       --------------
Nevada Power Company              Oct. 1, 2001    April 1, 2002     Dec. 1, 2001     April 1, 2002

Sierra Pacific Power Company      Dec. 1, 2001     June 1, 2002     Feb. 1, 2002      June 1, 2002

     In connection with clearing the Utilities' deferred energy accounts, the PUCN must investigate and determine whether the Utilities' rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues final orders on the general and initial deferred energy rate applications referred to above. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and, therefore, in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

     After the initial general rate applications described above, each Utility will be required to file future general rate applications at least every 24 months.

See "Nevada Power General Rate Case," later, for a discussion of NPC's general rate application filed on October 1, 2001.

Restrictions on Mergers and Acquisitions
----------------------------------------

     AB369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB369.

     In addition, AB369 includes provisions that would have significantly affected the required regulatory approvals for the proposed acquisition of Portland General Electric Company (PGE) from Enron Corp. On April 26, 2001, Enron Corp. and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

Repeal of Electric Industry Restructuring
-----------------------------------------

     AB369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Legislation
-----------------

     SB372, which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar, and geothermal projects. In 2003, both SPPC and NPC will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy
requirements at one percent.   Currently SPPC obtains approximately nine percent
of its energy from renewable resources while NPC obtains less than one percent from renewables. SB372 requires the PUCN to establish standards for renewable energy contracts including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

     The 2001 Nevada Legislature passed another key piece of legislation for the energy industry, AB661. AB661 allows commercial and governmental customers with an average demand greater than 1 megawatt (MW) to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest
standards.   In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy fuel balances. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001, although no customers have filed such applications as of October 31, 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers in mid-2002.

     AB661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

FERC Price Cap
--------------

     On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Although the Utilities are not able to predict at this time the long-term effect that the FERC price mitigation plan may have on their results of operations, management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. SPR joined with two utilities in Washington and Oregon to seek changes to the FERC plan on the basis that the price caps are unfair to electric customers who reside outside of California.

Nevada Power General Rate Case (NPC)

     On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. In the application, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $42.7 million. If the increase is granted, an average residential electric bill will increase by approximately 8%. The application also seeks a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% (a reduction from NPC's last-authorized ROE for bundled electric operations of 12.50%) and an overall rate of return ("ROR") of 9.26% (a reduction from NPC's last-authorized ROR for bundled electric operations of 10.02%). On December 1, 2001, NPC will file a deferred energy application, seeking recovery of deferred energy balances. Final decisions on both the general rate application and deferred energy application should occur no later than April 1, 2002, and any rate increase approved by the PUCN would take effect after that date.

Resource Plans (SPPC, NPC)

     On July 2, 2001, SPPC filed its electric resource plan for the period of 2001-2020. On July 9, 2001, NPC filed its amended electric resource plan for the period of 2000-2019. The plans include scenarios to meet the electric needs of customers while sustaining reliable electric systems. The integrated resource plans evaluate resources to be used to meet forecasted loads. Resource options considered include new transmission lines to access energy markets, construction of generation facilities, power purchases from independent power producers under short- and long-term agreements, and conservation programs. On October 18, 2001, the PUCN approved NPC's amended resource plan. On August 2, 2001, a pre-hearing conference was held on SPPC's resource plan and procedural orders were established. Public hearings on SPPC's plan were held in late October, and on November 1 the PUCN issued an order approving and adopting SPPC's plan.

Natural Gas Rate Increase (SPPC)

     On June 29, 2001, SPPC filed with the PUCN a Purchase Gas Adjustment (PGA) seeking recovery of $41.4 million in accumulated, unrecovered purchased gas expenses, and an increase in the going-forward rate to $.71 per therm. Public hearings were held on October 22 and 23, 2001. On November 5, 2001, the PUCN granted SPPC's application and approved recovery of the entire $41.4 million accumulated deferred balance over a three-year period and an increase in the going-forward rate to $.6648 per therm. Any under-recovery of future energy costs will be the subject of a future PGA application.


NOTE 10.  DERIVATIVES AND HEDGING ACTIVITIES (SPR, NPC, SPPC)
-------------------------------------------------------------

     Effective January 1, 2001, SPR, SPPC, and NPC adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, both issued by the Financial Accounting Standards Board. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change unless the derivative qualifies as an effective hedge.

     The adoption of this standard did not have a material impact on the earnings of SPR or the Utilities. SPR and the Utilities did, however, recognize all derivatives as assets or liabilities in the condensed consolidated balance sheets upon adoption and measured those instruments at fair value. This resulted in SPR, NPC, and SPPC recording $981 million, $678 million, and $303 million of risk management assets, respectively, and $822 million, $722 million, and $97 million of risk management liabilities, respectively, at January 1, 2001.

     On April 18, 2001, AB 369 was signed into law in Nevada. AB 369 reinstated deferred energy accounting by the Utilities effective March 1, 2001. (See Note 8 - Regulatory Events, above.) As a result, fuel and purchased power expenses, including gains and losses on derivative instruments, are recoverable or payable through future rates. In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," regulatory assets and liabilities are established to the extent that such derivative gains and losses are recoverable or payable through future rates. Because of this accounting treatment, the Utilities will not apply hedge accounting to their electricity and natural gas derivatives. However, SPR and the Utilities have adopted cash flow hedge accounting for other derivative instruments not subject to regulatory treatment. The transition adjustments resulting from adoption of SFAS No. 133 related to the other derivative instruments not subject to regulatory treatment was reported as the cumulative effect of a change in accounting principle in Other Comprehensive Income of SPR and the Utilities.

     SPR's and the Utilities' objective in using derivatives is to reduce exposure to energy price risk and interest rate risk. Energy price risks result from activities that include the generation, procurement and marketing of power and the procurement and marketing of natural gas. Derivative instruments used to manage energy price risk include forwards, options, and swaps. These contracts allow the Utilities to reduce the risks associated with volatile electricity and natural gas markets.

     Derivatives used to manage interest rate risk include interest rate swaps designed to moderate exposure to interest-rate changes and lower the overall cost of borrowing. At September 30, 2001, SPR had one interest rate swap related to $200 million of SPR floating rate notes maturing April 20, 2003. This interest rate swap is considered a completely effective cash flow hedge.

     At September 30, 2001, the fair value of the derivatives resulted in the recording of $434 million, $323 million and $111 million in risk management assets and $1.225 billion, $744 million and $474 million in risk management liabilities in the Consolidated Balance Sheets of SPR, NPC and SPPC, respectively. Due to the regulatory environment in which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates. Accordingly, at September 30, 2001, $787 million, $422 million and $365 million in net risk management regulatory assets were recorded in the Consolidated Balance Sheets of SPR, NPC, and SPPC, respectively. In addition, for the nine months ended September 30, 2001, the unrealized gains and losses resulting from the change in the fair value of derivatives designated and qualifying as cash flow hedges for SPR, NPC, and SPPC were recorded in Other Comprehensive Income. Such amounts will be reclassified into earnings when the related transactions are settled or terminate. No amounts were reclassified into earnings during the nine months ended September 30, 2001.

     The effects of the adoption of SFAS No. 133 on comprehensive income and the components thereof at September 30, 2001, are as follows:

   Comprehensive Income  (in $000's)                              SPR           NPC            SPPC
                                                               ----------    ----------     ----------

   Net Income for the nine months ended September 30, 2001      $  50,965     $  56,459 /1/  $  36,572

   Cumulative effect upon adoption of change in
     accounting principle, January 1, 2001, net of taxes           (1,923)          444            212
   Change in market value of risk management assets and
     liabilities as of September 30, 2001, net of taxes            (5,048)          230            109
                                                               ----------    ----------     ----------
   Accumulated Other Comprehensive (Loss) Income                   (6,971)          674            321
                                                               ----------    ----------     ----------

   Total Comprehensive Income for the
     nine months ended September 30, 2001                       $  43,994     $  57,133      $  36,893
                                                               ==========    ==========     ==========

   /1/ Does not include NPC's equity in SPR's losses of $(5,494).


     Management has evaluated the impact of Derivatives Implementation Group Issues C10 and C15 with respect to option contracts and optionality features. In Management's opinion, the implementation of these interpretations will not result in any changes to the initial application of SFAS No. 133 nor have a significant impact on the financial position or results of operations of SPR or the Utilities.

NOTE 11.  COMMITMENTS AND CONTINGENCIES (SPR, NPC)
--------------------------------------------------

Nevada Power Company
--------------------

    The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada, in February 1998, against the owners (including NPC) of the Mohave Generation Station ("Mohave"), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006, for the first and second units, respectively, although NPC is not obligated to Mohave's other owners to continue its Mohave operations after 2005. However, if the owners sell their entire ownership interest with a closing date prior to December 30, 2002, the new emission limits become effective 36 months and 39 months from the date of last closing for the two respective units. The estimated cost of new controls is approximately $395 million. As a 14% owner in the Mohave Station, NPC's cost could be approximately $55 million.

    Also, the United States Congress authorized the Environmental Protection Agency (EPA) to study the potential impact Mohave may have on visibility in the Grand Canyon area. A final report of the study results was released in March 1999. The study acknowledges that sulfur dioxide emissions from Mohave are transported to the Grand Canyon. EPA has solicited information to determine whether visibility impairment in the Grand Canyon can be reasonably attributed to Mohave. If EPA determines that significant visibility impairment is reasonably attributable to the station, EPA could initiate a review for Best Available Retrofit Technology. Mohave's owners believe that settlement of the suit discussed above is acceptable to the EPA. Provisions that are agreed to in a settlement are expected to be reflected in a State Implementation Plan for Nevada and resolve any concerns of the EPA regarding visibility impairment.

    In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan is under review by NDEP. Remediation costs are not estimable at this time. New pond construction and lining costs are estimated at $20 million.

    In July 2000, NPC received from the United States EPA a request for information to determine the compliance of certain generation facilities at the Clark Station with the applicable State Implementation Plan. In November 2000, NPC and the Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. If the EPA prevails, capital expenditures and temporary outages of four of Clark Station's generation units could be required. Additionally, depending on the time of year that the compliance activity and corresponding generation outage would occur, the incremental cost to purchase replacement energy could be substantial.

Other Subsidiaries of SPR
-------------------------

    Nevada Electric Investment Company (NEICO), a wholly owned subsidiary of SPR, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site now has a reclamation estimate supported by a bond of $4 million with the Utah Division of Oil and Gas Mining. The property was under contract for sale and the contract required the purchaser to provide $1.3 million in escrow towards reclamation. However, the sales contract was terminated and NEICO took title to the escrow funds. It is NEICO's intention to sell the property.

    As discussed in SPR's Annual Report on Form 10-K for the year ending December 31, 2000, Sierra Touch America LLC ("STA") is a partnership between SPR's wholly owned subsidiary, Sierra Pacific Communications ("SPC"), and Touch America, a subsidiary of Montana Power Company. STA is constructing and will operate a fiber optic line between Salt Lake City, Utah and Sacramento, CA. SPC's share is approximately $25 million of a total estimated construction cost of $130 million. Williams Communications, LLC ("Williams") has filed a complaint in United States District Court alleging that STA has failed to make timely payment on invoices totaling $23.4 million in connection with a construction agreement between Williams and STA whereby Williams is to construct a fiber optic telecommunications route. STA has not approved certain payments because of questions about invoicing and the quality of work performed by Williams. Although SPC's ultimate liability, if any, in this matter is presently difficult to estimate, Management believes that the final outcome is not likely to have a material adverse effect on SPR's financial position.

NOTE 12.  SUBSEQUENT EVENTS (SPR, NPC)
--------------------------------------

    On October 15, 2001, NPC issued an additional $60 million of 6% unsecured notes due September 15, 2003, with the same terms and use of proceeds as the initial $150 million issuance described above.

    On October 18, 2001, NPC issued $140 million of General and Refunding Mortgage Notes, Floating Rate, Series B, due October 15, 2003. These notes were issued under and secured by NPC's General and Refunding Mortgage Indenture dated as of May 1, 2001, as amended and supplemented. The lien of the General and Refunding Mortgage is junior to the lien of NPC's Indenture of Mortgage dated as of October 1, 1953. Interest on these notes is payable quarterly, commencing on January 15, 2002. The interest rate on these notes is a floating rate for each interest period, subject to adjustment every three months, equal to the London Interbank Offering Rate (LIBOR) for three-month U.S. dollar deposits plus a spread of 1.65%. The notes are not subject to any sinking fund and are non-callable. The proceeds of the issuance were used to cover increased purchased power and fuel costs and to reduce commercial paper balances.

    On October 24, 2001, SPR filed a universal shelf registration statement with the SEC to register up to $750 million of various debt and equity securities. SPR anticipates issuing $300 million of its Premium Income Equity Securities ("PIES"). Each unit of PIES will consist of a stock purchase contract and a senior note issued by SPR. Each stock purchase contract will obligate the holder to purchase from SPR, no later than 2005, for a price of $50, a number of common shares of SPR that will be set forth in the final prospectus for the offering. The senior notes will be issued under SPR's existing senior unsecured note indenture.

    On November 6, 2001, a dividend of $975,000 ($.4875 per share) was declared on SPPC's preferred stock. The dividend is payable on December 1, 2001, to holders of record as of November 16, 2001.

    On November 6, 2001, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable December 15, 2001, to shareholders of record at the close of business on November 21, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, pending or future Nevada, California or federal legislation, market conditions and other matters. Words such as "anticipate," "believe," "estimate," "expect," "intend," "plan" and "objective" and other similar expressions identify those statements that are forward-looking. These statements are based on management's beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Nevada Power Company (NPC), Sierra Pacific Power Company (SPPC) (collectively, the "Utilities"), or Sierra Pacific Resources (SPR), to differ materially from those contemplated in any forward-looking statement include, among others, the following:

  (1) the outcome and timing of rate cases recently filed and to be filed by NPC and SPPC with the Public Utilities Commission of Nevada (PUCN), including the periodic applications authorized by recent Nevada legislation to permit the Utilities to recover costs for fuel and purchased power which have been recorded by the Utilities in their deferred energy accounts and deferred natural gas recorded by SPPC for its gas distribution business;

  (2) the ability of SPR, NPC and SPPC to access the capital markets to support their requirements for working capital, construction costs and the repayment of maturing debt;

  (3) whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities' operations and to purchase power and fuel necessary to serve their respective customers;

  (4) the extent to which volatile energy prices and the financial difficulties of electric utilities and power exchanges in the western United States cause any counterparties to NPC's or SPPC's purchased power contacts to default on their obligations, thus requiring the Utilities to seek to replace the power on the spot market;

  (5) the effect of price controls promulgated in June 2001 by the Federal Energy Regulatory Commission (FERC) on the availability and price of wholesale power purchases and sales in the western United States;

  (6) the effect that the September 11 terrorist attacks in New York and Washington, D.C. may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the economy in general;

  (7) the effect of current or future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow certain customers to chose new electricity suppliers;

  (8) unseasonable weather and other natural phenomena, which can have potentially serious impacts on the Utilities' ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

  (9) industrial, commercial and residential growth in the service territories of the Utilities;

  (10) the loss of any significant customers;

  (11) changes in the business of major customers, including those engaged in gold mining or gaming, which may result in changes in the demand for services of NPC or SPPC;

  (12) changes in environmental regulations, tax or accounting matters or other laws and regulations to which the Utilities are subject;

  (13) future economic conditions, including inflation rates and monetary policy;

  (14) financial market conditions, including changes in availability of capital or interest rate fluctuations;

  (15) unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs; and

  (16) employee workforce factors, including changes in collective bargaining unit agreements, strikes or work stoppages.

    Other factors and assumptions not identified above may also have been involved in deriving these forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. SPR, NPC and SPPC assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.


SIERRA PACIFIC RESOURCES
------------------------

    During the first nine months of 2001, SPR earned $26.8 million from continuing operations before preferred stock dividend requirements. For the three months ended September 30, 2001, SPR earned $81.4 million from continuing operations before preferred stock dividend requirements. During the first nine months of 2001, SPR paid $40.4 million in common stock dividends. NPC and SPPC, SPR's principal subsidiaries, paid common stock dividends of $33 million and $76 million, respectively, to their parent, SPR. SPPC also paid $2.9 million in dividends to holders of its preferred stock.

    As discussed in the results of operations sections that follow, operating results for the first nine months of 2001 were negatively affected by the significantly higher and extremely volatile fuel and purchased power costs that developed in the western United States in May 2000 and have continued since.

    In an effort to mitigate the effects of higher fuel and purchased power costs, during 2000 NPC and SPPC entered into the Global Settlement, which established a mechanism that initiated incremental rate increases for each Utility. However, because the mechanism for adjusting rates lagged changes in actual energy costs and was subject to certain caps, increases were insufficient to cover fuel and purchased power costs. Cumulative electric rate increases under the Global Settlement for NPC and SPPC, respectively, are $127 million and $65 million per year.

    Because the rate adjustment mechanism of the Global Settlement could not keep pace with the continued escalation of fuel and purchased power prices, on January 29, 2001, the Utilities filed a Comprehensive Energy Plan (CEP) with the PUCN. The CEP included a request for emergency rate increases (CEP Riders). On March 1, 2001, the PUCN permitted the requested CEP Riders to go into effect subject to later review. The CEP Riders provided further rate increases of $210 million and $104 million per year, respectively, for NPC and SPPC.

    Notwithstanding the increases under the Global Settlement and the CEP Riders, the Utilities' revenues for fuel and purchased power recovery continued to be less than the related expenses. Accordingly, the Utilities sought additional relief pursuant to legislation. As described in more detail below, in April 2001 the Nevada Legislature enacted AB369, the provisions of which include the reinstatement of deferred energy accounting by the Utilities beginning March 1, 2001, and, except as described in "Transition of Rates to Deferred Energy Accounting" below, discontinue the Global Settlement and the CEP. Deferred energy accounting allows the Utilities to recover in future periods that portion of their costs for fuel and purchased power not covered by current rates and defers to future periods the expense associated with the amounts by which fuel and purchased power costs exceed the costs to be recovered in current rates.

                           NEVADA ENERGY LEGISLATION
                           -------------------------

    On April 18, 2001, the Governor of Nevada signed into law AB369. The provisions of AB369 include a moratorium on the sale of generation assets by electric utilities, the repeal of electric industry restructuring, and a reinstatement of deferred energy accounting for fuel and purchased power costs incurred by electric utilities. The stated purposes of this emergency legislation were, among others, to control volatility in the price of electricity in the retail market in Nevada and to ensure that the Utilities have the necessary financial resources to provide adequate and reliable electric service under present market conditions. To achieve these purposes, AB369 allows the Utilities to recover in future periods their costs for wholesale power and fuel, which have risen dramatically over the past year. Deferred energy accounting will have the effect of delaying additional rate increases to consumers until the second quarter of next year while, at the same time, providing a method for the Utilities to recover their increasing costs for fuel and purchased power. Set forth below is a summary of key provisions of AB369.

Generation Divestiture Moratorium
---------------------------------

    AB369 prohibits all divestiture of generation assets by electric utilities until July 2003. After January 1, 2003, NPC or SPPC may seek PUCN permission to sell one or more generation assets with the sale to be effective on or after July 1, 2003. The PUCN may approve the request to divest only if it finds the transaction to be in the public interest. The PUCN may base its approval of the request upon such terms, conditions, or modifications as it deems appropriate.

    AB369 directs the PUCN to take all steps necessary to obtain federal approval for the prohibition on divestiture and to vacate any of its own orders that had previously approved generation divestiture transactions.

Deferred Energy Accounting
--------------------------

    AB369 requires the Utilities to use deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates, that excess is not recorded as a current expense on the income statement but rather is deferred and recorded as an asset on the balance sheet. Conversely, a liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in adjustments to rates and recorded as revenue or expense in future time periods, subject to PUCN review. AB369 provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power "that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility." In reference to deferred energy accounting, AB369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity and to purchase energy. The Utilities also record, and are eligible to recover, a carrying charge on such deferred balances.

    AB369 requires that each Utility file an application to clear its deferred energy account balances after the end of each 12-month period, but allows the balances from each 12-month period to be recovered over an adjustment period of up to three years in order to reduce the volatility of rate changes. In addition, after the initial deferred energy case, each Utility is allowed to file an application to clear its deferred energy account balances after the end of a six-month period if the proposed net increase or decrease in fuel and purchased power revenues for the six-month period is more than 5%. If a Utility using deferred energy accounting realizes a rate of return greater than the rate authorized by the PUCN, the portion that exceeds the authorized rate of return will be transferred to the next deferred energy adjustment period.

    Before an electric utility may clear its deferred accounts, AB 369 requires the PUCN to determine whether the costs for purchased fuel and purchased power that the electric utility recorded in its deferred accounts are recoverable and whether the revenues that the electric utility collected from customers in Nevada for purchased fuel and purchased power are properly recorded and credited in its deferred accounts. AB 369 prohibits the PUCN from allowing an electric utility to recover any costs for purchased fuel and purchased power that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility.

    In addition, as discussed under "Required Filings" below, the PUCN must determine whether the rates that went into effect on March 1, 2001, pursuant to the CEP are just and reasonable and reflect prudent business practices.

    At September 30, 2001, NPC had a balance of $929 million in its deferred energy account, reflecting eligible fuel and purchased power costs and allowable carrying charges incurred since March 1, 2001. At September 30, 2001, SPPC had a balance of $219 million in its deferred energy accounts, which reflect both eligible fuel and purchased power costs and allowable carrying charges incurred since March 1, 2001, totaling $177 million, as well as deferrals in connection with its natural gas business of $42 million. Future deferred energy charges will depend greatly on a number of unpredictable factors including weather conditions, conditions in the wholesale electricity markets in the western United States, the effect on the wholesale markets and energy prices of price caps imposed by the FERC and the extent of the Utilities' revenues from sales of wholesale electricity, which offset their respective deferred energy charges. Based upon management's continuing monitoring of these factors, it is anticipated that NPC's deferred energy charges (net of wholesale electric revenues) should total between $900 million and $1 billion by the time NPC files its initial application in December 2001 to clear its deferred energy account. Similarly, it is anticipated that SPPC's deferred energy charges (net of wholesale electric revenues) for electricity should total between $175 million and $225 million by the time SPPC files its initial application in February 2002 to clear its deferred energy account. Management cautions, however, that these expectations are subject to all of the above uncertainties, which make it impossible at this time to predict with certainty what the Utilities' deferred energy account balances will be at the time that they file their initial application to clear their deferred energy accounts.

Transition of Rates to Deferred Energy Accounting
-------------------------------------------------

    All rates in effect on April 1, 2001, including the cumulative increases under the Global Settlement and the CEP Riders, remain in effect until the PUCN issues final orders on future general and initial deferred energy rate applications. (See "Required Filings," below). No further applications can be made for the Fuel and Purchased Power (F&PP) riders that were part of the July 2000 Global Settlement described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000.

    The Utilities will not be permitted to recover any shortfall incurred before March 1, 2001, resulting from the difference between actual fuel and purchased power costs and the rates permitted by the Global Settlement. Although the F&PP riders were in effect during this period, the riders were based on trailing 12-month average costs and were subject to caps and, therefore, did not allow the Utilities full recovery for fuel and purchased power costs due to the rapid rise in energy prices.

    AB369 prohibits the PUCN from taking any further action on the CEP described in SPR's Annual Report on Form 10-K for the year ended December 31, 2000, and provides that, except for the CEP Rider rate increases put in effect on April 1, 2001, the CEP will be deemed to have been withdrawn by the Utilities. Additionally, approximately $20 million of revenue collected by the Utilities based on the CEP before April 1, 2001, was credited to the deferred energy accounts, which caused the accounts to start in an over-collected position.

Required Filings
----------------

    NPC and SPPC are each required to file a general rate application and a deferred energy application on or before the dates listed below:

                                       General Rate Case           Deferred Energy Filing
                                       -----------------           ----------------------
                                   File Date    Effective Date   File Date    Effective Date
                                   ---------    --------------   ---------    --------------
Nevada Power Company              Oct. 1, 2001  April 1, 2002   Dec. 1, 2001  April 1, 2002

Sierra Pacific Power Company      Dec. 1, 2001   June 1, 2002   Feb. 1, 2002   June 1, 2002

    In connection with clearing the Utilities' deferred energy accounts, the PUCN must investigate and determine whether the Utilities' rates that went into effect on March 1, 2001, pursuant to the CEP, are just and reasonable and reflect prudent business practices. The rates in effect on April 1, 2001, remain in effect until the PUCN issues final orders on the general and initial deferred energy rate applications referred to above. The PUCN is prohibited from adjusting rates during this time period unless an adjustment is absolutely necessary to avoid a finding that the rates are confiscatory and, therefore, in violation of the United States or Nevada Constitutions. If adjustments are necessary, they may only be made to the extent necessary to avoid an unconstitutional result.

    After the initial general rate applications described above, each Utility will be required to file future general rate applications at least every 24 months.

See "Regulatory Matters," later, for a discussion of NPC's general rate application filed on October 1, 2001.

Restrictions on Mergers and Acquisitions
----------------------------------------

    AB369 imposes certain restrictions on mergers and acquisitions involving Nevada electric utilities. In particular, the PUCN may not approve a merger or acquisition involving an electric utility unless the utility complies with the generation divestiture provisions of AB369.

    In addition, AB369 includes provisions that would have significantly affected the required regulatory approvals for the proposed acquisition of Portland General Electric Company (PGE) from Enron Corp. On April 26, 2001, Enron Corp. and SPR terminated, by mutual agreement, the proposed purchase and sale of PGE.

Repeal of Electric Industry Restructuring
-----------------------------------------

    AB369 repeals all statutes authorizing retail competition in Nevada's electric utility industry and voids any license issued to an alternative seller in connection with retail electric competition.

Other Legislation
-----------------

    SB372, which increased renewable energy portfolio requirements, was enacted in the 2001 Nevada legislative session. Renewable resources include biomass, wind, solar, and geothermal projects. In 2003, both SPPC and NPC will be required to purchase five percent of their energy from renewable resources. These requirements increase to 15% by 2013. Prior law capped renewable energy
requirements at one percent.   Currently SPPC obtains approximately nine percent
of its energy from renewable resources while NPC obtains less than one percent from renewables. SB372 requires the PUCN to establish standards for renewable energy contracts including prices and other terms and conditions. If sufficient renewable energy contracts that meet PUCN standards are not available, the Utilities will not be required to meet the portfolio requirements. All renewable energy contracts meeting PUCN standards will be recoverable in the deferred energy accounts.

    The 2001 Nevada Legislature passed another key piece of legislation for the energy industry, AB661. AB661 allows commercial and governmental customers with an average demand greater than 1 megawatt (MW) to select new energy suppliers. The Utilities would continue to provide transmission, distribution, metering and billing services to such customers. AB661 requires customers wishing to choose a new supplier to receive the approval of the PUCN and meet public interest
standards.   In particular, departing customers must secure new energy resources that are not under contract to the Utilities, remaining customers cannot be negatively impacted by the departure, and the departing customers must pay any deferred energy fuel balances. Certain limits are placed upon the departure of NPC customers until 2003; most significantly, the amount of load departing is limited to approximately 1100 MW in peak conditions. AB661 permits customers to file applications with the PUCN beginning in the fourth quarter of 2001, although no customers have filed such applications as of October 31, 2001. Customers must provide 180-day notice to the Utilities and could begin to receive service from new suppliers in mid-2002.

    AB661 also contains new electric and gas energy surcharges for low-income assistance and weatherization programs. These surcharges are recoverable directly from customers as separate line items on their bills with the Utilities remitting collected surcharges to the PUCN. Various state agencies will administer the disposition of the funds.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
             ----------------------------------------------------

    On April 13, 2001, SPR announced that it would not be paying the dividend on its common stock historically paid on May 1st. On July 20, 2001, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable September 15, 2001, to shareholders of record at the close of business on August 24, 2001. On November 6, 2001, SPR's Board of Directors declared a dividend on common stock of 20 cents per share, payable December 15, 2001, to shareholders of record at the close of business on November 21, 2001. Payment of future dividends will be determined by SPR's Board of Directors and will be subject to factors that ordinarily affect dividend policy, such as earnings, cash flow, estimates of future earnings and cash flow, business conditions, regulatory factors, financial condition, and other matters.

    On August 15, 2001, SPR completed a public offering of 23,575,000 shares of its common stock, yielding net proceeds of approximately $340 million, all of which were contributed to NPC as an additional equity investment. NPC used these proceeds to pay maturing debt and for working capital purposes.

    On October 24, 2001, SPR filed a universal shelf registration statement with the SEC to register up to $750 million of various debt and equity securities. SPR anticipates issuing $300 million of its Premium Income Equity Securities ("PIES"). Each unit of PIES will consist of a stock purchase contract and a senior note issued by SPR. Each stock purchase contract will obligate the holder to purchase from SPR, no later than 2005, for a price of $50, a number of common shares of SPR that will be set forth in the final prospectus for the offering. The senior notes will be issued under SPR's existing senior unsecured note indenture.

    On August 15, 2001, SPR established an unsecured credit facility of $25 million that will expire on August 14, 2002. On September 10, 2001 SPR established an additional credit facility of $25 million that will expire on November 30, 2001. As of September 30, 2001, SPR had $20 million of outstanding borrowings under these facilities.

    On August 1, 2001, NPC and SPPC each increased the total amount of their short-term credit facilities from $150 million to $250 million and extended the expiration date of their short-term credit facilities from August 27, 2001 to November 30, 2001. These credit facilities may be used for working capital and general corporate purposes, including commercial paper backup. SPR and the Utilities are currently negotiating new credit facilities to take effect after their current facilities expire on November 30, 2001. It is expected that the Utilities' new credit facilities will require each Utility, in the event of a decline in that Utility's senior unsecured debt ratings, to issue general and refunding mortgage bonds to secure its new facility.

    Set forth below is a schedule showing the current maturities of debt during the remainder of 2001 (in $000's):

                                        SPPC            NPC
                                    -----------     -----------

                December 1, 2001     $  19,616
                December 17, 2001                    $ 100,000
                                    -----------     -----------
                                     $  19,616       $ 100,000
                                    ===========     ===========

     The Utilities expect to pay the principal amounts of these maturing debt obligations, to pay their current obligations and to finance the anticipated deferred energy regulatory assets with a combination of ongoing cash flows from operations and the proceeds from borrowings and the sale of additional securities.

     The Utilities expect that their working capital financing needs will continue to be significant as a result of the restoration of deferred energy accounting and the resulting delay in recovering higher fuel and purchased power costs. To the extent that the energy cost component in current revenues is less than current expenses for fuel and purchased power, the recovery of those costs will be delayed until the completion of the next deferred rate cases.

     It is Management's objective to achieve a ratio of common equity to total capitalization of 30% to 35% over the long term. Accordingly, Management believes that SPR may be required to issue additional securities in the future in order to achieve this objective, although the exact amounts and timing cannot be predicted at this time.

NEVADA POWER COMPANY
--------------------

    The causes for significant changes in specific lines comprising the results of operations for NPC are discussed below (in $000's):

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Electric Operating Revenues ($000):
   Residential                        $   253,631   $   184,290      37.6%        $   529,330   $   393,402      34.6%
   Commercial                              94,262        68,680      37.2%            233,391       174,387      33.8%
   Industrial                             159,041       120,227      32.3%            349,866       252,675      38.5%
                                     ------------- -------------                 ------------- -------------
   Retail  revenues                       506,934       373,197      35.8%          1,112,587       820,464      35.6%
   Other                                  888,562       174,198     410.1%          1,450,362       202,351     616.8%
                                     ------------- -------------                 ------------- -------------
    Total Revenues                    $ 1,395,496   $   547,395     154.9%        $ 2,562,949   $ 1,022,815     150.6%
                                     ============= =============                 ============= =============

   Retail sales in thousands
     of megawatt-hours (MWH)                5,540         5,385       2.9%             13,296        12,846       3.5%

   Average retail revenue per MWH     $     91.50   $     69.30      32.0%        $     83.68   $     63.87      31.0%

    Residential electric revenues increased for the three and nine months ended September 30, 2001, over the same periods in 2000 due to increases in both electric rates and the number of customers. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. For the three and nine month periods ended September 30, 2001, the number of residential customers increased by 4.7% and 4.9%, respectively, over the same periods in 2000.

    Commercial and industrial electric revenues also increased for the three and nine months ended September 30, 2001, over the same periods in 2000 due to increases in both electric rates and the number of customers. Commercial and industrial rate increases corresponded to those experienced by residential customers. The opening of several new schools and businesses contributed to the increases in commercial and industrial revenues, diminishing the effect of voluntary energy curtailment practices among these customer classes. For both the three and nine month periods ended September 30, 2001, the number of commercial customers increased by 4.4% over the same periods of 2000. For the three and nine month periods ended September 30, 2001, the number of industrial customers increased by 5.6% and 7.2%, respectively, over the same periods in 2000.

    The large increases in other electric revenues for the three and nine-month periods ended September 30, 2001, over the same periods in 2000 were mainly due to significant increases in risk management activities and wholesale power sales at much higher prices. NPC seeks neither to purchase nor sell energy on a speculative basis. NPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should NPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Fewer of these purchases and sales have taken place in prior years.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Purchased Power ($000)                $ 1,686,816   $   385,129     338.0%        $ 2,728,176   $   593,479     359.7%

Purchased Power in thousands
  of MWHs                                   8,330         4,711      76.8%             16,015         8,426      90.1%
Average cost per MWH of
  Purchased Power                     $    202.50   $     81.75     147.7%        $    170.35   $     70.43     141.9%

    Purchased power costs were significantly higher for both the three and nine months ended September 30, 2001, than for the same periods of the prior year, as Short-Term Firm energy prices and volumes purchased increased substantially. Purchases associated with the risk management activities and wholesale power sales discussed above are included in the purchased power amounts. Also, NPC acquired a portfolio of energy supply contracts sufficient to meet the projected needs of its retail customers in advance of the peak summer period. From time to time and dependent, in part, upon the weather, NPC may sell purchased or generated power on the wholesale market to the extent that supplies exceed the actual energy demands of its retail customers.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Fuel for Power Generation ($000)      $   131,023   $    86,140      52.1%        $   348,633   $   178,809      95.0%

Thousands of MWHs generated                 2,436         3,052     -20.2%              7,510         7,769      -3.3%
Average cost per MWH of
  Generated Power                     $     53.79   $     28.22      90.6%        $     46.42   $     23.02     101.7%


    Fuel for generation costs for both the three and nine months ended September 30, 2001, were significantly higher than the prior year due to substantial increases in natural gas prices. The price increases substantially offset a reduction in volumes generated, as more of system load was accommodated through purchased power.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Deferral of energy costs-net ($000)   $  (638,571)  $     2,445    -26217.4%      $  (908,408)  $    16,719    -5533.4%

    Deferral of energy costs-net decreased significantly for both the three and nine months ended September 30, 2001, due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. Deferral of energy costs-net for 2000 represents energy costs that had been deferred in prior periods and were then recovered in the three- and nine-month periods ended September 30, 2000, as a result of deferred energy rate increases granted in 1999.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Allowance for other funds
used during construction ($000)       $       (87)  $       430     -120.2%       $      (560)  $     2,272     -124.6%

Allowance for borrowed funds
used during construction ($000)               657         2,373      -72.3%               570         6,130      -90.7%
                                     ------------- -------------                 ------------- -------------
                                      $       570   $     2,803      -79.7%       $        10   $     8,402      -99.9%
                                     ============= =============                 ============= =============

    The totals of allowance for funds used during construction (AFUDC) for both the three and nine months ended September 30, 2001, reflect adjustments to refine amounts assigned to specific components of facilities that were completed in different periods.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
            ($000)                        2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Other operating expense               $    45,670   $    33,638      35.8%        $   130,192   $    97,923      33.0%
Maintenance expense                        10,331         8,126      27.1%             36,789        27,210      35.2%
Depreciation and amortization              23,042        21,391       7.7%             67,345        64,121       5.0%
Income taxes                               36,197        (5,642)      N/A              21,979       (12,461)      N/A
Interest charges on long-term debt         20,545        15,980      28.6%             55,504        46,132      20.3%
Interest charges-other                      3,269         2,745      19.1%             10,982        10,677       2.9%
Other income (expense) - net               11,021         1,307     743.2%             14,189         2,014     604.5%

    Other operating expense for the three-month period ending September 30, 2001, increased compared with the prior year, primarily due to an increase in the provision for uncollectible accounts of approximately $10 million, as well as increased costs related to corporate insurance, the mill tax, and operating costs associated with the Clark Station. Other operating expense for the nine-month period ending September 30, 2001, increased compared to the same period in 2000 primarily due to a $12.6 million increase in the provision for uncollectible accounts related to the California Power Exchange ("PX"), the $10 million increase in the provision for uncollectible accounts in the third quarter of 2001, and a $3 million reserve provision established as a result of the conclusion of electric industry restructuring in Nevada.

    Maintenance costs for the three- and nine-month periods ending September 30, 2001, increased from the prior year as a result of additional outages at the Reid-Gardner, Mohave, and Clark stations and unplanned maintenance expenses. A shift from generation divestiture activities in 2000 to maintenance activities in 2001 also contributed to the increase.

    The increases in depreciation and amortization expense for the three and nine-month periods ended September 30, 2001, compared to the same periods in 2000, reflect an increase in plant-in-service over the prior year.

    For the three- and nine-month periods ending September 30, 2001, income tax expense is reflected compared to income tax benefits in the same periods of 2000, as NPC recorded pre-tax income for the current year periods compared with a pre-tax losses for the year-earlier periods.

    Interest charges on long-term debt increased for the three-month period ending September 30, 2001, compared with the prior year due to the issuance of $250 million of long-term debt in excess of retirements during the period May 2001 through September 2001. The increase for the nine months ending September 30, 2001, compared to the same period in 2000 as a result of the issuance of a total of $250 million in floating rate notes in June and August of 2000, and the net increase in long-term debt for the May 2001 through September 2001 period.

    The increase in Interest charges-other for the three-month period ending September 30, 2001, compared to the same period of 2000 results from greater reliance on commercial paper in the third quarter of 2001 than 2000.

    The increase in Other income (expense) - net for the three- and nine-month periods ending September 30, 2001, compared to the same periods of 2000 is due primarily to the recognition in the current year of carrying charges on deferred fuel and purchased power balances pursuant to AB369.

Financial Condition, Liquidity and Capital Resources

    During the first nine months of 2001, NPC earned approximately $56.4 million (excluding NPC's equity in the losses of its parent, SPR), and paid $33 million in dividends on its common stock, all of which is held by SPR. For the three months ended September 30, 2001, NPC earned approximately $78.8 million (excluding NPC's equity in the earnings of its parent, SPR). In June 2001 NPC received a $21.9 million capital contribution from SPR.

    During the nine months ended September 30, 2001, net cash flows decreased by $25.6 million compared to a small increase in net cash flows in the same period in 2000. A large increase in cash flows used in operating activities was offset, in part, by an increase in cash provided by financing activities. The increase in cash flows used in operating activities resulted from a large deferral of electric energy costs pursuant to AB369 and an increase in accounts receivable, due in part to increased risk management activities. These uses of cash flows were partially offset by an increase in accounts payable. Cash flows from financing activities increased significantly in 2001 compared to 2000 due to an increase in funding from NPC's parent, SPR, a current year increase in short-term borrowings compared to a decrease in 2000, and a greater net increase in long-term debt in 2001, as discussed in Note 4 to the Financial Statements, compared to 2000.

Construction Expenditures and Financing

    NPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of NPC's amount projected for 2001 ($175 million), $139.8 million (79.9%) was spent as of September 30, 2001. Construction expenditures were funded from sources other than internally generated funds.

    NPC may utilize internally generated cash, the proceeds from secured and unsecured borrowings and preferred securities, and capital contributions from SPR to meet capital expenditure requirements for the remainder of 2001.

SIERRA PACIFIC POWER COMPANY
----------------------------

    The components of gross margin (net of deferral of energy costs) are set forth below (dollars in thousands):

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Operating Revenues:
      Electric                        $   551,923   $   305,334      80.8%        $ 1,184,264   $   639,776      85.1%
      Gas                                  18,831        12,787      47.3%            104,725        63,378      65.2%
                                     ------------- -------------                 ------------- -------------
            Total Revenues                570,754       318,121      79.4%          1,288,989       703,154      83.3%
                                     ------------- -------------                 ------------- -------------

Energy Costs:
      Electric                            468,479       262,292      78.6%            981,933       457,079     114.8%
      Gas                                  12,387         6,809      81.9%             81,654        40,410     102.1%
                                     ------------- -------------                 ------------- -------------
            Total Energy Costs            480,866       269,101      78.7%          1,063,587       497,489     113.8%
                                     ------------- -------------                 ------------- -------------
                Gross Margin          $    89,888   $    49,020      83.4%        $   225,402   $   205,665       9.6%
                                     ============= =============                 ============= =============

Gross Margin by Segment:
      Electric                        $    83,444   $    43,042      93.9%        $   202,331   $   182,697      10.7%
      Gas                                   6,444         5,978       7.8%             23,071        22,968       0.4%
                                     ------------- -------------                 ------------- -------------
                Total                 $    89,888   $    49,020      83.4%        $   225,402   $   205,665       9.6%
                                     ============= =============                 ============= =============

The causes for significant changes in specific lines comprising the results of operations for SPPC are discussed below:

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Electric Operating Revenues ($000):
   Residential                        $    58,670   $    45,114      30.0%        $   157,144   $   131,304      19.7%
   Commercial                              71,387        54,327      31.4%            182,681       147,753      23.6%
   Industrial                              67,590        49,670      36.1%            187,498       143,684      30.5%
                                     ------------- -------------                 ------------- -------------
   Retail  revenues                       197,647       149,111      32.6%            527,323       422,741      24.7%
   Other                                  354,276       156,223     126.8%            656,941       217,035     202.7%
                                     ------------- -------------                 ------------- -------------
    Total Revenues                    $   551,923   $   305,334      80.8%        $ 1,184,264   $   639,776      85.1%
                                     ============= =============                 ============= =============


   Retail sales in thousands of
    megawatt-hours (MWH)                    2,309         2,336      -1.2%              6,538         6,584      -0.7%

   Average retail revenue per MWH     $     85.60   $     63.83      34.1%        $     80.66   $     64.21      25.6%


    Retail electric revenues increased for both the three and nine-month periods ended September 30, 2001, over the same periods in 2000 due to increases in rates and customer growth. Higher rates resulted from cumulative monthly rate increases pursuant to the 2000 Global Settlement and an increase in rates effective March 1, 2001, pursuant to the CEP. Demand by residential customers increased due to increases in both heating degree-days and cooling degree-days.

    The large increases in other electric revenues for the three and nine-month periods ended September 30, 2001, over the same periods in 2000 were mainly due to significant increases in risk management activities and wholesale power sales at much higher prices. SPPC seeks neither to purchase nor sell energy on a speculative basis. SPPC purchases fixed cost energy at a delivery point where the energy can either be delivered to its control area or sold, should SPPC not require the energy. The energy is also sold if replacement energy can be obtained less expensively than transporting the energy to the control area. Fewer of these purchases and sales have taken place in prior years.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Gas Operating Revenues ($000):
   Residential                        $     7,861   $     4,316      82.1%        $    39,615   $    27,254      45.4%
   Commercial                               4,267         2,382      79.1%             20,331        14,098      44.2%
   Industrial                               6,333         1,852     242.0%             12,962         7,309      77.3%
   Miscellaneous                             (542)          216    -350.9%                 86         1,224     -93.0%
                                     ------------- -------------                 ------------- -------------
   Total retail revenue                    17,919         8,766     104.4%             72,994        49,885      46.3%
   Wholesale revenue                          912         4,021     -77.3%             31,731        13,493     135.2%
                                     ------------- -------------                 ------------- -------------
   Total Revenues                     $    18,831   $    12,787      47.3%        $   104,725   $    63,378      65.2%
                                     ============= =============                 ============= =============

   Retail sales in thousands
    of decatherms                           1,336         1,348      -0.9%              8,819         8,414       4.8%

   Average retail revenues per
    decatherms                        $     13.41   $      6.50     106.3%        $      8.28   $      5.93      39.6%


    The three months ended September 30, 2001, reflected increased gas revenues from residential and commercial customers compared to the prior year, primarily as a result of the rate increase approved by the PUCN that took effect February 1, 2001. The increase in retail revenues was due, to a lesser extent, to an increase in heating-degree days.

    SPPC's wholesale gas revenues increased significantly for the nine months ended September 30, 2001, and decreased for the third quarter, compared to the same periods in 2000 in response to risk management activities. SPPC seeks neither to purchase nor sell gas on a speculative basis.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Purchased Power ($000):               $   508,235   $   196,865     158.2%        $   907,830   $   318,294     185.2%

Purchased Power in thousands
  of MWHs                                   2,688         2,511       7.0%              5,838         5,810       0.5%
Average cost per MWH of
  Purchased Power                     $    189.08    $    78.40     141.2%        $    155.50   $     54.78     183.8%


    Purchased power costs were higher for both the three- and nine-month periods ended September 30, 2001, than the prior year because SPPC fulfilled more of its total energy requirements with more expensive Short-Term Firm purchased power. SPPC also engaged in additional risk management activities at prices that were substantially higher. Purchases associated with the risk management activities and wholesale power sales discussed above are included in the purchased power amounts.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Fuel for Power Generation ($000)      $    58,946   $    65,427      -9.9%        $   246,540   $   138,785      77.6%

Thousands of MWHs generated                 1,593         1,612      -1.2%              4,668         4,155      12.3%

Average fuel cost per MWH
  of Generated Power                  $     37.00   $     40.59      -8.8%        $     52.81   $     33.40      58.1%


    For the three months ended September 30, 2001, Fuel for Power Generation costs were lower than the same period of 2000 due to the substitution of less expensive fuel oil for natural gas. Fuel for generation costs for the nine-month period ended September 30, 2001, were substantially higher than for the prior year as natural gas prices increased significantly and volumes generated were higher to accommodate system load when generation was less expensive than purchased power.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Gas Purchased for Resale ($000)
     Retail                           $     6,879   $     2,740     151.1%        $    76,722   $    27,638     177.6%
     Wholesale                              2,415         4,249     -43.2%             28,286        13,672     106.9%
                                     ------------- -------------                 ------------- -------------
     Total                            $     9,294   $     6,989      33.0%        $   105,008   $    41,310     154.2%
                                     ============= =============                 ============= =============

Gas Purchased for Resale - retail
  (thousands of decatherms)                 1,411         1,391       1.4%              9,441         7,976      18.4%

Average cost per retail decatherm     $      4.88   $      1.97     147.5%        $      8.13   $      3.47     134.5%


    The cost of retail gas purchased for resale increased for the three and nine-month periods ended September 30, 2001, compared to the prior year due to substantially higher gas prices. The increase in the cost of wholesale gas purchased for the nine months ended September 30, 2001, over the prior year reflects higher prices as well as costs associated with risk management activities. The decrease in the cost of wholesale gas purchased for the three months ended September 30, 2001, compared to the prior year reflects a reduction in costs associated with risk management activities.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Deferral of energy costs-net ($000)
   Purchased Power and Fuel for
    Power Generation                      (98,702)            -         N/A          (172,437)            -        N/A
   Gas Purchased for Resale                 3,093          (180)        N/A           (23,354)         (900)    2494.9%
                                     ------------- -------------                 ------------- -------------
           Total                      $   (95,609)  $      (180)    53016.1%      $  (195,791)  $      (900)   21654.6%
                                     ============= =============                 ============= =============


    For both the three and nine months ended September 30, 2001, SPPC recorded significant Deferral of energy costs-net for purchased power and fuel for generation due to the implementation of deferred energy accounting beginning March 1, 2001. The current year amounts reflect the extent to which actual fuel and purchased power costs exceeded the fuel and purchased power costs recovered through current rates. SPPC did not utilize deferred energy accounting for its electric operations in 2000.

    Deferral of energy costs-net for gas purchased for resale increased substantially for the nine months ended September 30, 2001, over the prior year because SPPC is recording higher undercollections of such costs than in 2000. Revenue received from the base purchased gas rates did not cover the increased cost of natural gas experienced by SPPC. The undercollections of gas purchased for resale that SPPC continued to experience in the three-month period ended September 30, 2001, was more than offset by a third quarter true-up of year-to-date energy revenues for natural gas.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
                                          2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Allowance for other funds used
    during construction ($000)        $       (19)  $        81    -123.5%        $      (233)  $       215    -208.4%

Allowance for borrowed funds used
    during construction ($000)                566           680     -16.8%                943         1,649     -42.8%
                                     ------------- -------------                 ------------- -------------
                                      $       547   $       761     -28.1%        $       710   $     1,864     -61.9%
                                     ============= =============                 ============= =============


    The totals of allowance for funds used during construction (AFUDC) for both the three and nine months ended September 30, 2001, reflect adjustments to refine amounts assigned to specific components of facilities that were completed in different periods.

                                                   Three Months                                 Nine Months
                                                 Ended September 30,                         Ended September 30,
                                     ----------------------------------------    ----------------------------------------
                                                                 Change from                                 Change from
             (In 000's)                   2001          2000     Prior Year %         2001          2000     Prior Year %
                                     ------------- ------------- ------------    ------------- ------------- ------------
Other operating expense               $    28,222   $    18,608        51.7%      $    79,090   $    68,328       15.8%
Maintenance expense                         5,143         4,162        23.6%           17,143        12,984       32.0%
Income taxes                                8,630        (3,504)         N/A            7,974         9,274      -14.0%
Interest charges on long-term debt         15,380        10,953        40.4%           38,479        26,861       43.3%
Interest charges - other                    1,455         1,348         7.9%            7,437         8,519      -12.7%
Other income (expense) - net                4,309           117      3582.9%            5,322        (1,122)        N/A


    Other operating expense for the three-month period ending September 30, 2001, increased compared with the prior year, primarily due to an increase in the provision for uncollectible accounts of approximately $4 million, as well as increased costs related to corporate insurance and the start-up of the gasifier at Tracy. Other operating expense for the nine-month period ending September 30, 2001, increased compared to the same period in 2000 primarily due to a $3.5 million reserve provision established as a result of the conclusion of electric industry restructuring in Nevada, the $4 million increase in the provision for uncollectible accounts in the third quarter of 2001, and a $1.2 million increase in the provision for uncollectible accounts related to the California PX.

    Maintenance costs for the three- and nine-month periods ended September 30, 2001 were higher compared to the same periods in 2000 primarily due to increased expenses related to the combustion turbines at the Winnemucca and Clark Mountain generation facilities as well as unplanned maintenance on diesel generators.

    For the three months ended September 30, 2001, income tax expense is reflected compared to an income tax benefit in the same period of 2000, as SPPC recorded pre-tax income from continuing operations for the current year period compared with a pre-tax loss from continuing operations for the year-earlier period. Income taxes were lower for the nine-month period ending September 30, 2001, compared to the prior year reflecting a decrease in pre-tax income from continuing operations.

    Interest charges on long-term debt increased for the three- and nine-month periods ending September 30, 2001, compared to the same periods of 2000 due primarily to the issuance of $200 million in floating rate notes in June of 2000, and the issuance of $320 million in mortgage bonds in May 2001.

    The decrease in Interest charges-other for the nine-month period ending September 30, 2001, compared to the same periods of 2000 is due to reduced reliance on commercial paper in 2001 as compared to 2000.

    The increase in Other income (expense) - net for the three months ended September 30, 2001, and the change from net expense to net income for the nine-month period ending September 30, 2001, compared to the same periods of 2000 are due primarily to the recognition in the current year of the carrying charge on deferred fuel and purchased power balances pursuant to AB369.

Financial Condition, Liquidity and Capital Resources

    During the first nine months of 2001, SPPC earned approximately $12.4 million from continuing operations before preferred stock dividends. For the three months ended September 30, 2001, SPPC earned approximately $12.6 million before preferred stock dividends. During the first nine months of 2001, SPPC paid $2.9 million in dividends to holders of its preferred stock and paid $76 million in dividends on its common stock, all of which is held by its parent, SPR. In June 2001 SPPC received a $4.9 million capital contribution from SPR.

    Net cash flows during the nine months ended September 30, 2001, were comparable to the same period in 2000. An increase in net cash flows from investing activities substantially offset decreases in net cash flows from both operating activities and financing activities. The increase in net cash flows from investing activities resulted from the sale of the assets of SPPC's water business. Operating activities in 2001 used $178 million of cash and cash equivalents, compared to a provision of $74 million in 2000. This resulted from a large deferral of electric energy costs pursuant toAB369 and larger deferrals of resale natural gas costs, as well as an increase in accounts receivable, due in part to increased risk management activities. These uses of cash flows were partially offset by increases in accounts payable and deferred taxes. The decrease in cash flows from financing activities was mainly due to reduced reliance on commercial paper in 2001 compared to 2000.

Construction Expenditures and Financing

    SPPC's construction program and capital requirements for the period 2001-2005 were originally discussed in its Annual Report on Form 10-K for the year ended December 31, 2000. Of SPPC's amount projected for 2001 ($125 million), $89.9 million (71.9%) was spent as of September 30, 2001. Construction expenditures were funded from sources other than internally generated funds.

    SPPC may utilize internally generated cash, the proceeds from secured and unsecured borrowings and preferred securities, and capital contributions from SPR to meet capital expenditure requirements for the remainder of 2001.

Sierra Pacific Resources (Holding Company)
------------------------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of the holding company. The holding company operating results included a charge of approximately $22 million recognized as a result of the termination of the PGE acquisition. The holding company also recognized higher interest costs, $40.3 million in 2001 and $27.1 million in 2000, due to the issuance of a total of $600 million in debt in April and May of 2000, and increased reliance on short-term borrowings in 2001.

Tuscarora Gas Pipeline Company
------------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Tuscarora Gas Pipeline Company (TGPC), a wholly owned subsidiary of SPR. For the three-and nine-month periods ended September 30, 2001, TGPC contributed $.6 million and $1.9 million, respectively, in net income. For the three-and nine-month periods ended September 30, 2000, TGPC contributed $.5 million and $1.6 million, respectively, in net income.

e.three
-------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of e.three, a wholly owned subsidiary of SPR. For the three-and nine-month periods ended September 30, 2001, e.three contributed $334,000 and $202,000, respectively, in net income. For the three months ended September 30, 2000, e.three incurred a net loss of $56,000; e.three contributed $235,000 in net income for the nine months ended September 30, 2000.

Sierra Pacific Energy Company
-----------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Energy Company (SPE), a wholly owned subsidiary of SPR. For the three- and nine-month periods ended September 30, 2001, SPE incurred net losses of $89,000 and $247,000, respectively. SPE incurred net losses of $.5 million and $4.3 million, respectively, for the three- and nine-month periods ended September 30, 2000. The losses are the result of costs incurred to exit the retail energy-sales business.

Sierra Pacific Communications
-----------------------------

    The Condensed Consolidated Statements of Income of Sierra Pacific Resources include the operating results of Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR. For the three- and nine-month periods ended September 30, 2001, SPC incurred net losses of $1.7 million and $2.4 million, respectively. SPC incurred net losses of $305,000 and $380,000, respectively, for the three- and nine-month periods ended September 30, 2000.

                     PORTLAND GENERAL ELECTRIC ACQUISITION
                     -------------------------------------

    On April 26, 2001, SPR and Enron Corp. announced that they had mutually agreed to terminate their agreement for SPR's purchase of Enron's wholly owned subsidiary, Portland General Electric (PGE). In negotiating the mutual termination, SPR agreed to share certain expenses which Enron Corp and PGE had incurred for the proposed transaction. The Condensed Consolidated Statement of Income of SPR for the nine months ended September 30, 2001, reflects a charge in connection with the planned purchase of PGE of $22 million, including approximately $7.5 million representing a termination payment for shared expenses.

                            GENERATION DIVESTITURE
                            ----------------------

    As a condition to its approval of the merger between SPR and NPC, the PUCN required the Utilities to file a Divestiture Plan for the sale of their electric generation assets. The PUCN approved a revised Divestiture Plan stipulation in February 2000. In May 2000 an agreement was announced for the sale of NPC's 14% undivided interest in the Mohave Generating Station ("Mohave"). In the fourth quarter of 2000 the Utilities announced agreements to sell six additional bundles of generation assets described in the approved Divestiture Plan. The sales were subject to approval and review by various regulatory agencies. For additional information, see the Annual Report on Form 10-K for the year ended December 31, 2000.

    As described above, AB369, which was signed into law on April 18, 2001, prohibits until July 2003 the sale of generation assets and directs the PUCN to vacate any of its orders that had previously approved generation divestiture transactions. In January 2001, California enacted a law that prohibits until 2006 any further divestiture of generation properties by California utilities, including SPPC, and could also affect any sale of NPC's interest in Mohave after July 2003 since the majority owner of that project is Southern California Edison. In addition SPPC's request for an exemption from the requirements of a separate California law requiring approval of the California Public Utilities Commission (CPUC) to divest its plants was denied, subject to future refiling.

    As a result of these legislative and regulatory developments, the Utilities are engaged in discussions with the buyers of the generation assets regarding the termination of the sales agreements and the related energy buyback contracts and interconnection agreements. As of September 30, 2001, NPC and SPPC had incurred costs of approximately $11 million and $14.9 million, respectively, in order to prepare for the sale of generation assets. NPC has requested recovery of these costs, and SPPC plans to do so.

                            SALE OF WATER BUSINESS
                            ----------------------

    On June 11, 2001, SPPC closed the sale of its water business to the Truckee Meadows Water Authority (TMWA) for $341 million. SPPC recorded a $25.8 million gain on the sale, net of income taxes of $18.2 million. Pursuant to a stipulation entered into in connection with the sale and approved by the PUCN, SPPC is required to refund to customers $21.5 million of the proceeds from the sale. The refund is being credited on the electric bills of SPPC's former water customers over a period not to exceed fifteen months from June 11, 2001. Under a service contract with TMWA, SPPC will provide, on an interim basis, customer service, billing, and meter reading services to TMWA. Transfer of the hydroelectric facilities included in the contract of sale for an additional $8 million will require action by the CPUC. The sale agreement contemplates a second closing for the hydroelectric facilities to accommodate the CPUC's review of the transaction. Not included in the sale were certain properties along the Truckee River related to the hydroelectric facilities and in California at Independence Lake. SPPC will continue to own this property with the intent of a possible future sale.

                              REGULATORY MATTERS
                              ------------------

    Substantially all of the utility operations of both Utilities are conducted in Nevada. As a result both companies are subject to utility regulation within Nevada and, therefore, deal with many of the same regulatory issues.

FERC Matters (NPC, SPPC)
------------------------

Price Mitigation Plan

    On June 19, 2001, the FERC adopted a price mitigation plan applicable to spot market wholesale power sales in California and throughout the western United States during the period June 20, 2001 through September 30, 2002. The price mitigation plan establishes a mechanism with which to determine the maximum amount that may be charged for power sold during this period. The intent of the mitigation plan is to simulate the price that might be charged for electricity sold under competitive market conditions. Sellers that do not wish to establish rates on the basis of this price mitigation plan may propose cost-of-service rates covering all of their generating units in the Western Systems Coordinating Council for the duration of the mitigation plan. Although the Utilities are not able to predict at this time the long-term effect that the FERC price mitigation plan may have on their results of operations, management believes that, under certain market conditions, the FERC plan adversely affects the availability of spot market power to the Utilities and reduces the price at which the Utilities can sell power on the wholesale market. SPR joined with two utilities in Washington and Oregon to seek changes to the FERC plan on the basis that the price caps are unfair to electric customers who reside outside of California.

Regional Transmission Organization and Independent Transmission Company

    NPC and SPPC are members of the utility groups that are forming a proposed regional transmission organization (RTO West) and a proposed independent transmission company (TransConnect). On April 25, 2001, FERC gave preliminary approval for both RTO West and TransConnect. Both organizations remain subject to approvals from state regulators and the board of directors of each member
company.   See the Utilities' Annual Report on Form 10-K for the year ended
December 31, 2000, for additional information about RTO West and TransConnect.

Wholesale Sales Tariffs

    On March 13, 2001, SPPC and NPC each filed an application for an order approving market-based rates. The market-based authority would apply to sales of electric energy and capacity outside of the Utilities' control areas.

Nevada Matters
--------------

Nevada Power General Rate Case (NPC)

    On October 1, 2001, NPC filed an application with the PUCN seeking an electric general rate increase. This application was mandated by AB 369, which was enacted by the Nevada Legislature in April 2001. In the application, NPC requested an increase in its general rates charged to all classes of electric customers designed to produce an increase in annual electric revenues of $42.7 million. If the increase is granted, an average residential electric bill will increase by approximately 8%. The application also seeks a return on common equity ("ROE") for Nevada Power's total electric operations of 12.25% (a reduction from NPC's last-authorized ROE for bundled electric operations of 12.50%) and an overall rate of return ("ROR") of 9.26% (a reduction from NPC's last-authorized ROR for bundled electric operations of 10.02%). On December 1, 2001, NPC will file a deferred energy application, seeking recovery of deferred energy balances. Final decisions on both the general rate application and deferred energy application should occur no later than April 1, 2002, and any rate increase approved by the PUCN would take effect after that date.

Resource Plans (SPPC, NPC)

    On July 2, 2001, SPPC filed its electric resource plan for the period of 2001-2020. On July 9, 2001, NPC filed its amended electric resource plan for the period of 2000-2019. The plans include scenarios to meet the electric needs of customers while sustaining reliable electric systems. The integrated resource plans evaluate resources to be used to meet forecasted loads. Resource options considered include new transmission lines to access energy markets, construction of generation facilities, power purchases from independent power producers under short- and long-term agreements, and conservation programs. On October 18, 2001, the PUCN approved NPC's amended resource plan. On August 2, 2001, a pre-hearing conference was held on SPPC's resource plan and procedural orders were established. Public hearings on SPPC's plan were held in late October, and on November 1 the PUCN issued an order approving and adopting SPPC's plan.

PUCN Rulemaking for Assembly Bill 661 (SPPC, NPC)

    The PUCN opened an investigatory and rulemaking docket to implement the provisions of AB661. Beginning on October 16, 2001, the PUCN has scheduled a workshop to receive comments regarding proposed regulations. These regulations concern eligible customers purchasing new electric resources from suppliers other than SPPC or NPC. A public hearing regarding the regulation was held on October 30, 2001, and PUCN is approval is expected in November.

Optional Conservation Service (NPC, SPPC)

    On April 19, 2001, the PUCN approved new NPC and SPPC electric rates for Optional Conservation Service (Schedule OC). Schedule OC allows the Utilities to request customers with demand greater than 1 MW to voluntarily curtail their load when there is an economic or system need for capacity and energy. Customers who curtail load will receive a billing credit.

Parallel Generation Tariffs (NPC, SPPC)

    On May 11, 2001, NPC and SPPC filed with the PUCN revisions to existing tariffs that will allow customers to interconnect standby generators in parallel with the Utilities facilities. These changes will allow customers meeting specific requirements to utilize their standby generators in support of the Optional Conservation Service tariffs during times of power shortages or higher prices. On August 3, 2001, the PUCN approved the revisions.

Finance Authority (NPC, SPPC)

    On September 20, 2001, the PUCN approved the June 19, 2001, applications by NPC and SPPC for authority to issue long or short-term debt on either a secured or unsecured basis in an aggregate amount not to exceed $200 million for NPC and $100 million for SPPC through the end of 2002. On September 20, 2001, the PUCN also approved the Utilities' June 19, 2001, applications to amend an order issued by the PUCN allowing each of the Utilities to issue unsecured short-term promissory notes in an amount not to exceed $250 million through the period ending December 31, 2001. In the applications, the Utilities requested that the PUCN amend its previous order to provide the Utilities with the flexibility to issue secured promissory notes in addition to, or in lieu of, the authorized unsecured promissory notes.

    On October 1, 2001, NPC and SPPC each filed an application with the PUCN requesting authority to issue secured or unsecured promissory notes in aggregate amounts not to exceed $250 million through the end of 2004.

Natural Gas Rate Increase (SPPC)

    On June 29, 2001, SPPC filed with the PUCN a Purchase Gas Adjustment (PGA) seeking recovery of $41.4 million in accumulated, unrecovered purchased gas expenses, and an increase in the going-forward rate to $.71 per therm. Public hearings were held on October 22 and 23, 2001. On November 5, 2001, the PUCN granted SPPC's application and approved recovery of the entire $41.4 million accumulated deferred balance over a three-year period and an increase in the going-forward rate to $.6648 per therm. Any under-recovery of future energy costs will be the subject of a future PGA application.

California Matters (SPPC)
-------------------------

Rate Stabilization Plan

    SPPC serves approximately 44,500 customers in California. On June 29, 2001, SPPC filed with the CPUC a Rate Stabilization Plan, which includes two phases. Phase One, which was also filed June 29, 2001, is an emergency electric rate increase of $10.2 million annually or 26%. If granted, the typical residential monthly electric bill for a customer using 650 kilowatt-hours would increase from approximately $47.12 to $60.12. On August 14, 2001, a pre-hearing conference was held, and a procedural order was established. On September 27, the Administrative Law Judge issued an order stating that no interim or emergency relief could be granted until the end of the "rate freeze" period mandated by the California restructuring law for recovery of stranded costs. In accordance with the judge's request, on October 26 SPPC filed an amendment to its application declaring the rate freeze period to be over. Public hearings have been scheduled for late November with a proposed draft decision expected by January 31, 2002. Phase Two, which is scheduled to be filed with the CPUC in January 2002, will be a general rate case to recover costs for expenses other than fuel and purchased power. SPPC will also ask the CPUC to reinstate the Energy Cost Adjustment Clause, which would allow SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. Phase Two will also include a proposal pertaining to the termination of the 10% rate reduction mandated by AB 1890, and a modification of the distribution performance ratemaking mechanism (PBR) previously agreed to by all parties.

Distribution Performance-based Rate-making (PBR)

    Hearings on SPPC's distribution PBR proposal were held on April 2, 2001. An outline of the settlement reached by SPPC, the CPUC Office of Ratepayer Advocates, and The Utility Reform Network resolving all issues was presented during the hearing. On May 11, 2001, a formal joint settlement was submitted to the Administrative Law Judge. To date there has been no formal action on the filed joint settlement.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

    See SPR's Annual Report on Form 10-K for the year ended December 31, 2000, for quantitative and qualitative disclosures about market risk. There have been no material changes to the information previously disclosed in that report, except as described in the following discussion.

    The Utilities described in their Annual Report on Form 10-K for the year ended December 31, 2000, that they were primarily exposed to commodity price risk for changes in the market price of electricity as well as changes in fuel costs incurred to generate electricity. However, on April 18, 2001, the Governor of Nevada signed into law AB369, which provides, among other requirements, a reinstatement of deferred energy accounting for electric utilities. AB369 requires both Utilities to utilize deferred energy accounting for their respective electric operations beginning on March 1, 2001. The intent of deferred energy accounting is to ease the effect of fluctuations in the cost of purchased power and fuel. To the extent actual fuel and purchased power costs exceed amounts collected through rates, deferred energy accounting provides a mechanism to collect the excess amounts through adjustments to rates in future time periods, subject to PUCN review of prudency and other matters. The Utilities are also permitted to record a carrying charge on uncollected deferred balances. Deferred energy accounting significantly affects the commodity price risk associated with the Utilities' purchased power and fuel costs. See "Nevada Energy Legislation" in Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for more information regarding deferred energy accounting and AB369.

    Also See Item 2, Management's Discussion And Analysis Of Financial Condition And Results Of Operations, above, for a discussion of rate increases permitted under the Global Settlement and the CEP, and the estimated future revenues that will be provided by those increases.

    The Utilities also monitor and manage credit risk with their trading counterparties. As of September 30, 2001, the Utilities have outstanding transactions with over 30 energy and financial services companies. Due to changes in the energy market, the credit risk associated with these transactions has decreased from $1.6 billion at December 31, 2000, to approximately $3 million as of September 30, 2001.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

    As discussed in SPR's Annual Report on Form 10-K for the year ending December 31, 2000, Sierra Touch America LLC ("STA") is a partnership between SPR's wholly owned subsidiary, Sierra Pacific Communications ("SPC"), and Touch America, a subsidiary of Montana Power Company. STA is constructing and will operate a fiber optic line between Salt Lake City, Utah and Sacramento, CA. SPC's share is approximately $25 million of a total estimated construction cost of $130 million. Williams Communications, LLC ("Williams") has filed a complaint in United States District Court alleging that STA has failed to make timely payment on invoices totaling $23.4 million in connection with a construction agreement between Williams and STA whereby Williams is to construct a fiber optic telecommunications route. STA has not approved certain payments because of questions about invoicing and the quality of work performed by Williams. Although SPC's ultimate liability, if any, in this matter is presently difficult to estimate, Management believes that the final outcome is not likely to have a material adverse effect on SPR's financial position.

    Although SPR, NPC, and SPPC are involved in other ongoing litigation on a variety of matters, in management's opinion none individually or collectively are material to SPR's, NPC's, or SPPC's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed with this Form 10-Q:

Nevada Power Company

     Exhibit 4.1 -  Fiscal and Paying Agency Agreement, dated as of September
                    19, 2001, between Nevada Power Company and Bankers Trust Company, relating to the issuance and sale of Nevada Power Company's 6% Notes due 2003

     Exhibit 4.2 -  Form of Global Note due September 15, 2003, in connection with the issuance and sale of Nevada Power Company's 6% Notes due 2003

Sierra Pacific Resources

     Exhibit 10.1 - 364-Day Credit Agreement, dated as of August 15, 2001, between Sierra Pacific Resources and The Bank of New York, relating to $25,000,000 credit facility

     Exhibit 10.2 - Credit Agreement, dated as of September 10, 2001, between
                    Sierra Pacific Resources and Wells Fargo Bank, National Association, relating to $25,000,000 credit facility

Nevada Power Company

     Exhibit 10.3 - Amendment Agreement, dated as of August 1, 2001, among
                    Nevada Power Company, Mellon Bank, N.A., First Union National Bank, Wells Fargo Bank, N.A., and the other parties thereto, relating to $120,000,000 credit facility

     Exhibit 10.4 - Credit Agreement, dated as of August 1, 2001, among Nevada
                    Power Company, Mellon Bank, N.A., as Administrative Agent, BNP Paribas, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the Lenders party thereto, relating to $130,000,000 credit facility

Sierra Pacific Power Company

     Exhibit 10.5 -  Amendment Agreement, dated as of August 1, 2001, among
                     Sierra Pacific Power Company, Mellon Bank, N.A., First Union National Bank, Wells Fargo Bank, N.A., and the other parties thereto, relating to $120,000,000 credit facility

     Exhibit 10.6 -  Credit Agreement, dated as of August 1, 2001, among Sierra
                     Pacific Power Company, Mellon Bank, N.A., as Administrative Agent, BNP Paribas, First Union National Bank and Wells Fargo Bank, N.A., as Syndication Agents, and the Lenders party thereto, relating to $130,000,000 credit facility


(b)  Reports on Form 8-K:

Form 8-K filed on August 3, 2001, by SPR, NPC, and SPPC - Item 5, Other Events

     Disclosed, and included as an exhibit, SPR's press release dated August 3, 2001, announcing SPR's earnings for the second quarter of 2001.

Form 8-K filed on September 19, 2001, by SPR and NPC - Item 5, Other Events

     Updated disclosures regarding NPC's deferred energy balances through July 31, 2001, and Management's expectations regarding such deferred energy balances for the remainder of 2001.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   Sierra Pacific Resources
                                   ------------------------
                                               (Registrant)

Date:  November 7, 2001        By:       /s/ Dennis D. Schiffel
       ----------------            ----------------------------
                                        Dennis D. Schiffel
                                       Senior Vice President
                                      Chief Financial Officer
                                   (Principal Financial Officer)

Date:  November 7, 2001        By:       /s/ John E. Brown
       ----------------            ----------------------------
                                             John E. Brown
                                               Controller
                                   (Principal Accounting Officer)


                                   Nevada Power Company
                                   --------------------
                                       (Registrant)

Date:  November 7, 2001        By:       /s/ Dennis D. Schiffel
       ----------------            ----------------------------
                                        Dennis D. Schiffel
                                       Senior Vice President
                                      Chief Financial Officer
                                   (Principal Financial Officer)

Date:  November 7, 2001        By:       /s/ John E. Brown
       ----------------            ----------------------------
                                             John E. Brown
                                               Controller
                                   (Principal Accounting Officer)


                                   Sierra Pacific Power Company
                                   ----------------------------
                                           (Registrant)

Date:  November 7, 2001        By:       /s/ Dennis D. Schiffel
       ----------------            ----------------------------
                                        Dennis D. Schiffel
                                       Senior Vice President
                                      Chief Financial Officer
                                   (Principal Financial Officer)

Date:  November 7, 2001        By:       /s/ John E. Brown
       ----------------            ----------------------------
                                             John E. Brown
                                               Controller
                                   (Principal Accounting Officer)