Form 10-Q
period 2004-03-31
NEVADA POWER CO; SIERRA PACIFIC POWER CO; SIERRA PACIFIC RESOURCES /NV/
filed 2004-05-10
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant, Address of Principal Executive Offices and Telephone Number	I.R.S. employer Identification Number	State of Incorporation
1-08788	SIERRA PACIFIC RESOURCES	88-0198358	Nevada
P.O. Box 10100
(6100 Neil Road)
Reno, Nevada 89520-0400 (89511)
(775) 834-4011

2-28348	NEVADA POWER COMPANY	88-0420104	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 367-5000

0-00508	SIERRA PACIFIC POWER COMPANY	88-0044418	Nevada
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

Indicate by check mark whether any registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Sierra Pacific Resources Yes ☒ No ☐; Nevada Power Company Yes ☐ No ☒; Sierra Pacific Power Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, $1.00 par value of Sierra Pacific Resources	117,260,004 Shares

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

SIERRA PACIFIC RESOURCES

NEVADA POWER COMPANY

SIERRA PACIFIC POWER COMPANY

QUARTERLY REPORTS ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

SIERRA PACIFIC RESOURCES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Utility Plant at Original Cost:
Plant in service	$6,410,436	$6,353,399
Less accumulated provision for depreciation	1,993,873	1,953,271

	4,416,563	4,400,128
Construction work-in-progress	244,310	242,522

	4,660,873	4,642,650

Investments and other property, net	110,800	109,642

Current Assets:
Cash and cash equivalents	159,113	181,789
Restricted cash and investments (Note 1)	219,730	54,705
Accounts receivable less allowance for uncollectible accounts:
2004-$44,905; 2003-$44,917	272,660	301,615
Deferred energy costs - electric	242,240	295,677
Deferred energy costs - gas	2,831	1,358
Materials, supplies and fuel, at average cost	75,863	80,941
Risk management assets	25,343	22,099
Deposits and prepayments for energy	60,832	63,847
Other	39,392	34,832

	1,098,004	1,036,863

Deferred Charges and Other Assets:
Goodwill (Note 11)	119,347	309,971
Deferred energy costs - electric	508,350	497,905
Regulatory tax asset	259,636	155,547
Other regulatory assets	346,562	142,507
Risk management regulatory assets - net (Note 8)	—	14,283
Unamortized debt issuance expense	55,811	50,842
Other	107,938	103,548

	1,397,644	1,274,603

	$7,267,321	$7,063,758

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders’ equity	$1,391,022	$1,435,394
Preferred stock	50,000	50,000
Long-term debt	3,715,427	3,579,674

	5,156,449	5,065,068

Current Liabilities:
Short-term borrowings	—	25,000
Current maturities of long-term debt	263,020	238,636
Accounts payable	160,783	166,440
Accrued interest	85,782	62,199
Dividends declared	975	968
Accrued salaries and benefits	19,656	24,428
Deferred taxes	126,096	133,844
Risk management liabilities (Note 8)	3,840	16,540
Contract termination liabilities (Note 9)	339,541	338,704
Other current liabilities	48,091	45,065

	1,047,784	1,051,824

Commitments and Contingencies (Note 9)

Deferred Credits and Other Liabilities:
Deferred federal income taxes	363,724	271,091
Deferred investment tax credit	44,512	45,329
Regulatory tax liability	40,908	41,877
Customer advances for construction	131,410	126,506
Accrued retirement benefits	123,419	112,075
Risk management regulatory liability - net (Note 8)	8,734	—
Contract termination liabilities (Note 9)	46,053	45,766
Regulatory liabilities	220,073	218,158
Other	84,255	86,064

	1,063,088	946,866

	$7,267,321	$7,063,758

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		As Revised (Note 1)
OPERATING REVENUES:
Electric	$528,374	$537,106
Gas	59,476	64,617
Other	630	1,087

	588,480	602,810

OPERATING EXPENSES:
Operation:
Purchased power	193,491	206,435
Fuel for power generation	103,157	80,213
Gas purchased for resale	47,917	42,334
Deferred energy costs disallowed	1,586	—
Deferral of energy costs - electric - net	47,889	84,187
Deferral of energy costs - gas - net	(1,407)	10,803
Impairment of Goodwill	11,695	—
Other	74,337	72,271
Maintenance	24,888	18,724
Depreciation and amortization	49,941	45,811
Taxes:
Income tax benefit	(22,425)	(15,555)
Other than income	11,851	11,046

	542,920	556,269

OPERATING INCOME	45,560	46,541
OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	1,373	1,760
Interest accrued on deferred energy	6,549	7,635
Disallowed merger costs	(5,890)	—
Other income	8,639	6,495
Other expense	(3,125)	(3,731)
Income taxes	(1,558)	(2,844)
Unrealized gain on derivative instrument	—	15,925

	5,988	25,240

Total Income (Loss) Before Interest Charges	51,548	71,781
INTEREST CHARGES:
Long-term debt	75,608	72,505
Other	21,588	10,268
Allowance for borrowed funds used during construction	(2,173)	(1,756)

	95,023	81,017

LOSS FROM CONTINUING OPERATIONS	(43,475)	(9,236)
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of income taxes of $290)	—	(1,008)

NET LOSS	(43,475)	(10,244)
Preferred stock dividend requirements of subsidiary	975	975

LOSS APPLICABLE TO COMMON STOCK	$(44,450)	$(11,219)

Amount per share - basic and diluted
Loss from continuing operations	$(0.37)	$(0.08)
Loss per share applicable to common stock	$(0.38)	$(0.10)
Weighted Average Shares of Common Stock Outstanding	117,239,947	111,499,881

Dividends Paid Per Share of Common Stock	$—	$—

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC RESOURCES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(43,475)	$(10,244)
Non-cash items included in net loss:
Depreciation and amortization	49,941	45,950
Deferred taxes and deferred investment tax credit	(20,991)	(11,930)
AFUDC and capitalized interest	(3,546)	(3,516)
Amortization of deferred energy costs - electric	56,743	44,490
Amortization of deferred energy costs - gas	2,015	6,165
Deferred energy costs disallowed	1,586	—
Goodwill impairment	11,695	—
Unrealized gain on derivative instrument	—	(15,925)
Other non-cash	(39,374)	63,995
Changes in certain assets and liabilities:
Accounts receivable	28,955	43,519
Deferral of energy costs - electric	(15,338)	32,251
Deferral of energy costs - gas	(3,487)	4,448
Materials, supplies and fuel	5,078	1,520
Other current assets	(1,546)	(70,839)
Accounts payable	(5,657)	(38,207)
Payment to terminating suppliers	(35,161)	—
Other current liabilities	21,838	25,364
Other assets	14,471	(26,493)
Other liabilities	2,298	40,354

Net Cash from Operating Activities	26,045	130,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(69,279)	(99,467)
AFUDC and other charges to utility plant	3,546	3,516
Customer advances for construction	4,903	3,165
Contributions in aid of construction	6,769	3,055

Net cash used for utility plant	(54,061)	(89,731)
Investments in subsidiaries and other property - net	953	(1,350)

Net Cash from Investing Activities	(53,108)	(91,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings	(25,000)	—
Restricted cash	(129,863)	(67,113)
Proceeds from issuance of long-term debt	335,000	300,000
Retirement of long-term debt	(174,863)	(78,775)
Sale of common stock, net of issuance cost	81	—
Dividends paid	(968)	(969)

Net Cash from Financing Activities	4,387	153,143

Net Increase (Decrease) in Cash and Cash Equivalents	(22,676)	192,964
Beginning Balance in Cash and Cash Equivalents	181,789	193,386

Ending Balance in Cash and Cash Equivalents	$159,113	$386,350

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$128,470	$38,837
Noncash Activities:
Exchange of Floating Rate Notes for SPR Common Stock (Note 8)	$—	$8,750
Exchange of Premium Income Equity Securities for SPR Common Stock (Note 8)	$—	$104,782
Transfer of Regulatory Asset (Note 11)	$197,998	$—

The accompanying notes are an integral part of the financial statements

NEVADA POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Utility Plant at Original Cost:
Plant in service	$3,867,226	$3,816,630
Less accumulated provision for depreciation	1,041,828	1,018,044

	2,825,398	2,798,586
Construction work-in-progress	103,229	109,148

	2,928,627	2,907,734

Investments and other property, net	36,523	36,312

Current Assets:
Cash and cash equivalents	125,696	144,897
Restricted cash (Note 1)	27,046	2,600
Accounts receivable less allowance for uncollectible accounts:
2004-$39,599; 2003-$40,297	152,498	167,296
Accounts receivable, affiliate companies	—	3,533
Deferred energy costs - electric	199,309	247,249
Materials, supplies and fuel, at average cost	42,881	41,076
Risk management assets (Note 8)	13,213	11,702
Deposits and prepayments for energy	41,593	39,794
Other	25,406	21,540

	627,642	679,687

Deferred Charges and Other Assets:
Deferred energy costs - electric	379,736	371,305
Regulatory tax asset	206,886	102,282
Other regulatory assets	280,444	60,721
Risk management regulatory assets - net (Note 8)	—	3,109
Unamortized debt issuance expense	33,152	34,052
Other	18,143	15,557

	918,361	587,026

	$4,511,153	$4,210,759

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$1,351,567	$1,174,645
Long-term debt	1,897,401	1,899,709

	3,248,968	3,074,354

Current Liabilities:
Current maturities of long-term debt	135,704	135,570
Accounts payable	110,347	107,812
Accounts payable, affiliated companies	10,781	—
Accrued interest	47,976	35,399
Accrued salaries and benefits	7,566	10,315
Deferred taxes	100,735	107,459
Risk management liabilities (Note 8)	1,413	5,266
Contract termination liabilities (Note 9)	236,314	235,729
Other current liabilities	29,466	27,331

	680,302	664,881

Commitments and Contingencies (Note 9)

Deferred Credits and Other Liabilities:
Deferred federal income taxes	217,515	114,919
Deferred investment tax credit	19,864	20,272
Regulatory tax liability	15,451	15,776
Customer advances for construction	73,953	71,176
Accrued retirement benefits	11,563	5,825
Risk management regulatory liability - net (Note 8)	3,779	—
Contract termination liabilities (Note 9)	44,189	43,916
Regulatory liabilities	146,818	147,887
Other	48,751	51,753

	581,883	471,524

	$4,511,153	$4,210,759

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES:
Electric	$326,533	$331,652
OPERATING EXPENSES:
Operation:
Purchased power	127,531	119,257
Fuel for power generation	49,355	46,537
Deferred energy costs disallowed	1,586	—
Deferral of energy costs-net	43,318	72,785
Other	39,722	40,540
Maintenance	19,956	13,537
Depreciation and amortization	28,739	25,907
Taxes:
Income tax benefits	(11,453)	(10,548)
Other than income	6,779	6,224

	305,533	314,239

OPERATING INCOME	21,000	17,413
OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	657	1,158
Interest accrued on deferred energy	5,395	5,710
Disallowed merger costs	(3,961)	—
Other income	5,740	3,455
Other expense	(1,441)	(1,432)
Income taxes	(1,988)	(2,514)

	4,402	6,377

Total Income Before Interest Charges	25,402	23,790
INTEREST CHARGES:
Long-term debt	37,151	34,012
Other	4,587	6,080
Allowance for borrowed funds used during construction	(930)	(1,056)

	40,808	39,036

NET LOSS	$(15,406)	$(15,246)

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,406)	$(15,246)
Non-cash items included in net loss:
Depreciation and amortization	28,739	25,907
Deferred taxes and deferred investment tax credit	(9,465)	(8,035)
AFUDC	(1,587)	(2,214)
Amortization of deferred energy costs	46,499	32,331
Deferred energy costs disallowed	1,586	—
Other non-cash	(26,334)	(852)
Changes in certain assets and liabilities:
Accounts receivable	18,332	35,224
Deferral of energy costs	(8,576)	34,744
Materials, supplies and fuel	(1,805)	387
Other current assets	(5,664)	(18,110)
Accounts payable	13,316	(52,709)
Contract termination liability - short term	(24,446)	—
Other current liabilities	11,963	18,351
Other assets	5,031	(19,943)
Other liabilities	(876)	38,765

Net Cash from Operating Activities	31,307	68,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(50,142)	(74,525)
AFUDC and other charges to utility plant	1,587	2,214
Customer advances for construction	2,777	2,345
Contributions in aid of construction	3,180	2,363

Net cash used for utility plant	(42,598)	(67,603)
Investments in subsidiaries and other property - net	(67)	741

Net Cash from Investing Activities	(42,665)	(66,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	(3,850)
Retirement of long-term debt	(2,174)	(2,208)
Dividends paid	(5,669)	—

Net Cash from Financing Activities	(7,843)	(6,058)

Net Decrease in Cash and Cash Equivalents	(19,201)	(4,320)
Beginning Balance in Cash and Cash Equivalents	144,897	95,009

Ending Balance in Cash and Cash Equivalents	$125,696	$90,689

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$67,885	$18,706
Noncash Activities:
Transfer of Regulatory Asset (Note 11)	$197,998	$—

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Utility Plant at Original Cost:
Plant in service	$2,543,210	$2,536,769
Less accumulated provision for depreciation	952,045	935,227

	1,591,165	1,601,542
Construction work-in-progress	141,081	133,374

	1,732,246	1,734,916

Investments and other property, net	904	916

Current Assets:
Cash and cash equivalents	27,773	20,859
Restricted cash (Note 1)	19,491	8,776
Accounts receivable less allowance for uncollectible accounts: 2004-$5,306; 2003-$4,620	118,936	133,595
Accounts receivable, affiliated companies	67,945	56,349
Deferred energy costs - electric	42,931	48,428
Deferred energy costs - gas	2,831	1,358
Materials, supplies and fuel, at average cost	31,753	38,449
Risk management assets (Note 8)	12,130	10,397
Deposits and prepayments for energy	19,239	24,053
Other	8,406	7,265

	351,435	349,529

Deferred Charges and Other Assets:
Deferred energy costs - electric	128,614	126,600
Regulatory tax asset	52,750	53,265
Other regulatory assets	66,118	62,716
Risk management regulatory assets - net (Note 8)	—	11,174
Unamortized debt issuance expense	11,831	12,383
Other	12,853	10,970

	272,166	277,108

	$2,356,751	$2,362,469

CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$600,468	$593,771
Preferred stock	50,000	50,000
Long-term debt	887,856	912,800

	1,538,324	1,556,571

Current Liabilities:
Short-term borrowings	—	25,000
Current maturities of long-term debt	107,650	83,400
Accounts payable	33,250	40,731
Accrued interest	24,618	10,374
Dividends declared	975	968
Accrued salaries and benefits	10,011	11,775
Deferred taxes	25,361	26,385
Risk management liabilities (Note 8)	2,427	11,274
Contract termination liabilities (Note 9)	103,227	102,975
Other current liabilities	8,579	7,129

	316,098	320,011

Commitments and Contingencies (Note 9)

Deferred Credits and Other Liabilities:
Deferred federal income taxes	232,621	230,615
Deferred investment tax credit	24,648	25,057
Regulatory tax liability	25,457	26,101
Customer advances for construction	57,457	55,330
Accrued retirement benefits	58,105	52,709
Risk management regulatory liability - net (Note 8)	4,955	—
Contract termination liabilities (Note 9)	1,864	1,850
Regulatory liabilities	73,255	70,271
Other	23,967	23,954

	502,329	485,887

	$2,356,751	$2,362,469

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES:
Electric	$201,841	$205,454
Gas	59,476	64,617

	261,317	270,071

OPERATING EXPENSES:
Operation:
Purchased power	65,960	87,178
Fuel for power generation	53,802	33,676
Gas purchased for resale	47,917	42,334
Deferral of energy costs - electric - net	4,571	11,402
Deferral of energy costs - gas - net	(1,407)	10,803
Other	30,811	29,213
Maintenance	4,932	5,187
Depreciation and amortization	21,198	19,706
Taxes:
Income taxes	876	2,090
Other than income	5,015	4,662

	233,675	246,251

OPERATING INCOME	27,642	23,820
OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	716	602
Interest accrued on deferred energy	1,154	1,925
Disallowed merger costs	(1,929)	—
Other income	860	1,065
Other expense	(1,313)	(1,905)
Income (taxes)/benefit	323	(303)

	(189)	1,384

Total Income Before Interest Charges	27,453	25,204
INTEREST CHARGES:
Long-term debt	18,868	18,781
Other	2,157	3,125
Allowance for borrowed funds used during construction and capitalized interest	(1,243)	(700)

	19,782	21,206

NET INCOME	7,671	3,998
Preferred Dividend Requirements	975	975

Earnings applicable to common stock	$6,696	$3,023

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,671	$3,998
Non-cash items included in income (loss):
Depreciation and amortization	21,198	19,706
Deferred taxes and deferred investment tax credit	444	2,393
AFUDC	(1,959)	(1,302)
Amortization of deferred energy costs - electric	10,244	12,159
Amortization of deferred energy costs - gas	2,015	6,165
Early retirement and severance amortization	—	624
Other non-cash	(4,734)	7,292
Changes in certain assets and liabilities:
Accounts receivable	3,063	7,884
Deferral of energy costs - electric	(6,762)	(2,493)
Deferral of energy costs - gas	(3,487)	4,448
Materials, supplies and fuel	6,696	1,202
Other current assets	3,677	947
Accounts payable	(7,481)	(707)
Payment to terminating supplier	(10,715)	—
Other current liabilities	13,930	10,048
Other assets	9,440	(6,550)
Other liabilities	1,785	6,222

Net Cash from Operating Activities	45,025	72,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(19,137)	(24,942)
AFUDC and other charges to utility plant	1,959	1,302
Customer advances for construction	2,127	819
Contributions in aid of construction	3,590	692

Net cash used for utility plant	(11,461)	(22,129)
Disposal of subsidiaries and other property - net	12	(79)

Net Cash from Investing Activities	(11,449)	(22,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings	(25,000)	—
Restricted cash	—	(9,605)
Retirement of long-term debt	(694)	(363)
Dividends paid	(968)	(969)

Net Cash from Financing Activities	(26,662)	(10,937)

Net Increase in Cash and Cash Equivalents	6,914	38,891
Beginning Balance in Cash and Cash Equivalents	20,859	88,910

Ending Balance in Cash and Cash Equivalents	$27,773	$127,801

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$22,914	$7,843

The accompanying notes are an integral part of the financial statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Sierra Pacific Resources (SPR) include the accounts of SPR and its wholly-owned subsidiaries, Nevada Power Company (NPC) and Sierra Pacific Power Company (SPPC) (collectively, the “Utilities”), Tuscarora Gas Pipeline Company (TGPC), Sierra Gas Holding Company (SGHC), Sierra Pacific Energy Company (SPE), Lands of Sierra (LOS), Sierra Pacific Communications (SPC) and Sierra Water Development Company (SWDC). The consolidated financial statements of NPC include the accounts of NPC and its wholly-owned subsidiary NEICO. The consolidated financial statements of SPPC include the accounts of SPPC and its wholly-owned subsidiaries, GPSF-B, Piñon Pine Corporation (PPC), Piñon Pine Investment Company, Piñon Pine Company, L.L.C. and Sierra Pacific Funding L.L.C. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of the management of SPR, NPC, and SPPC, the accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods shown. These consolidated financial statements do not contain the complete detail or footnote disclosure concerning accounting policies and other matters, which are included in full year financial statements; therefore, they should be read in conjunction with the audited financial statements included in SPR’s, NPC’s, and SPPC’s Annual Reports on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

The results of operations and cash flows of SPR, NPC and SPPC for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain items previously reported have been reclassified to conform to the current year’s presentation. Net income and shareholders’ equity were not affected by these reclassifications.

Revised Quarterly Information

On February 14, 2003, SPR issued and sold $300 million of its 7.25% Convertible Notes due 2010. In connection with these Notes, the conversion option, which was treated as a cash-settled written-call option, was considered separately from the debt and accounted for separately as a derivative instrument. The change in the fair value of the option was recognized during 2003 in SPR’s financial statements as an unrealized gain/loss on the derivative instrument. SPR also recorded deferred tax expense or benefit during the first three quarters of 2003, on the unrealized gain/loss, based on its belief that the change was a temporary difference. Additionally, as a result of the bifurcation of the conversion option from the Notes, the carrying value of the Convertible Notes at issuance was approximately $228 million with an effective interest rate of 12.5%. SPR began accreting the difference between the stated value of the Notes ($300 million) and the carrying value to interest expense on a monthly basis over the life of the issuance. SPR recorded current tax expense on the accretion of the interest expense.

Subsequent to the issuance of its interim financial statements for the first three quarters of 2003, SPR determined that the change in the fair value of the conversion option and the accretion expense of the debt discount resulting from the option at the issuance date represent permanent differences and that SPR should not have recognized income taxes associated with these items.

As a result, the March 31, 2003 information presented herein has been restated from the amounts reported in SPR’s interim financial statements for March 31, 2003 to remove $5.6 million of deferred tax expense associated with the change in the fair value of the option for the quarter ended March 31, 2003 and has removed $0.3 million of current tax expense associated with the accretion expense related to the conversion option for the quarter ended March 31, 2003. Also, the amounts previously reported in SPR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 differ from the amounts currently reported due to revisions to reflect the discontinued operations presentation. Amounts were revised as shown in the tables below.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Originally Reported March 31, 2003	Adjustment for Discontinued Operations	Adjustment for Convertible Notes	Revised March 31, 2003
Operating revenues	$602,962	$(152)	$—	$602,810
Operating income (loss)	$45,797	$1,039	$(295)	$46,541
Income (loss) from continuing operations	$(15,523)	$1,008	$5,279	$(9,236)
Loss from discontinued operations	$—	$(1,008)	$—	$(1,008)
Earnings (loss) applicable to common shareholders	$(16,498)	$—	$5,279	$(11,219)
Earnings (loss) per share—basic and diluted:
From continuing operations	$(0.14)	$0.01	$0.05	$(0.08)
From discontinued operations	$—	$(0.01)	$—	$(0.01)
Applicable to common shareholders	$(0.15)	$—	$0.05	$(0.10)

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the decision on NPC’s 2003 General Rate Case, (See Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions) Other Regulatory Assets changed significantly from the previously reported balances as of December 31, 2003. Presented below are the balances as of March 31, 2004, and treatment of each regulatory asset and the balances as of December 31, 2003 (dollars in thousands):

SIERRA PACIFIC RESOURCES

OTHER REGULATORY ASSETS AND LIABILITIES

	AS OF MARCH 31, 2004
	Remaining Amortization Period	Receiving Regulatory Treatment		Pending Regulatory Treatment	2004 Total	As of December 31, 2003 Total
DESCRIPTION		Earning a Return	Not Earning a Return
Regulatory Assets
Early retirement and severance offers	Various thru 2004	$—	$1,873	$—	$1,873	$2,497
Loss on reacquired debt	Term of Related Debt	29,701	—	—	29,701	30,123
Plant assets	Various thru 2031	2,638	—	—	2,638	3,414
Nevada divestiture costs	Thru 3/12	22,347	—	13,566	35,913	35,164
Merger transition/transaction costs	Thru 3/14	—	26,371	11,188	37,559	14,185
Merger severance/relocation	Thru 3/14	—	10,202	11,019	21,221	21,375
Merger goodwill	Thru 3/44	—	196,018	—	196,018	19,070
California restructure costs	Thru 2008	2,325	—	1,926	4,251	4,368
Conservation programs	Thru 2005	9,776	—	—	9,776	8,361
Variable rate mechanism deferral	Thru 10/04	—	153	—	153	352
Other costs	Thru 2008	3,011	213	4,235	7,459	3,598

Total regulatory assets		$69,798	$234,830	$41,934	$346,562	$142,507

Regulatory Liabilities
Cost of Removal		$181,026	$—	$—	$181,026	$174,717
Gain on Property Sales	Various thru 2007	34,958	765	—	35,723	39,312
SO2 Allowances	Various thru 2009	3,324	—	—	3,324	4,129

Total regulatory liabilities		$219,308	$765	$—	$220,073	$218,158

NEVADA POWER COMPANY

OTHER REGULATORY ASSETS AND LIABILITIES

	AS OF MARCH 31, 2004
	Remaining Amortization Period	Receiving Regulatory Treatment		Pending Regulatory Treatment	2004 Total	As of December 31, 2003 Total
DESCRIPTION		Earning a Return	Not Earning a Return
Loss on reacquired debt	Term of Related Debt	$13,751	$—	$—	$13,751	$13,956
Nevada divestiture costs	Thu 3/12	22,347	—	—	22,347	21,886
Merger transition/transaction costs	Through 3/14	—	26,371	—	26,371	7,652
Merger severance/relocation	Through 3/14	—	10,202	—	10,202	10,209
Merger Goodwill	Through 3/44	—	196,018	—	196,018	—
Conservation programs	Thru 2005	8,109	—	—	8,109	6,809
Other costs	Various thru 2008	3,011	213	422	3,646	209

Total regulatory assets		$47,218	$232,804	$422	$280,444	$60,721

Regulatory Liabilities
Cost of Removal		$107,773	$—	$—	$107,773	$104,446
Gain on Property Sales	Various thru 2007	34,956	765	—	35,721	39,312
SO2 Allowances	Various thru 2009	3,324	—	—	3,324	4,129

Total regulatory liabilities		$146,053	$765	$—	$146,818	$147,887

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferral of Energy Costs

NPC and SPPC implemented deferred energy accounting on March 1, 2001. Beginning January 2004, the CPUC issued its decision which re-instituted the Energy Cost Adjustment (ECAC) mechanism for SPPC’s California electric business. The ECAC allows SPPC to file for periodic rate adjustments to reflect its actual costs for wholesale energy supplies. See Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in NPC’s and SPPC’s 2003 10-K, for additional information regarding the implementation of deferred energy accounting by the Utilities.

The following deferred energy costs were included in the consolidated balance sheets as of March 31, 2004 (dollars in thousands):

	March 31, 2004
Description	NPC Electric	SPPC Electric	SPPC Gas	SPR Total
Unamortized balances approved for collection in current rates	$227,665	$34,794	$(1,089)	$261,370
Unamortized balances approved for collection by PUCN in Docket No. 03-11019 effective April 1, 2004	89,014	—	—	89,014
Balances pending PUCN approval	—	42,398	—	42,398
Balances pending CPUC approval	—	1,605	—	1,605
Balances accrued since end of periods submitted for PUCN approval	17,776	8,716	3,920	30,412
Claims for terminated supply contracts (1)	244,590	84,032	—	328,622

Total	$579,045	$171,545	$2,831	$753,421

Current Assets
Deferred energy costs - electric	$199,309	$42,931	$—	$242,240
Deferred energy costs - gas	—	—	2,831	$2,831
Deferred Assets
Deferred energy costs - electric	379,736	128,614	—	$508,350

Total	$579,045	$171,545	$2,831	$753,421

(1)	Amounts related to claims for terminated supply contracts are discussed in Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies.

Restricted Cash and Investments

Restricted cash primarily represents cash restricted for 1) debt service payments for SPR’s $300 million convertible notes, discussed in Note 8, Long-Term Debt, of Notes to Financial Statements in SPR’s 2003 10-K, 2) principal and interest payments for amounts not tendered during SPR’s issuance of $335 million Senior Notes, discussed in Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt, 3) the aggregate $35 million collateral payments made by NPC and SPPC into escrow in connection with the stay of the Enron Judgment, as described in Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies and 4) the remaining amount consists of cash balances that SPR, NPC and SPPC are required to maintain to support their cash management activities due to their financial condition.

Stock Compensation Plans

At December 31, 2003, SPR had several stock-based compensation plans, which are described more fully in Note 14, Stock Compensation Plans, of Notes to Financial Statements in SPR’s 2003 10-K. SPR applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans and in accordance with the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and the updated disclosure requirements set forth in SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation cost has been recognized for nonqualified stock options and the employee stock purchase plan. Had compensation cost for SPR’s nonqualified stock options and the employee stock purchase plan been determined based on the fair value at the grant dates for awards under those plans, consistent with the accounting provisions of SFAS No. 123,

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SPR’s Loss applicable to common stock would have increased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Three Months Ended March 31,
		2004	2003
Loss applicable to common stock, as reported	As reported	$(44,450)	$(11,219)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	As reported	$325	$(100)
Less: Total stock employee compensation expense determined under fair value based methods, net of related tax effects	Pro forma	335	1,092

Pro forma loss applicable to common stock	Pro forma	$(44,460)	$(12,411)

Basic loss per share	As reported	($0.38)	($0.10)
	Pro forma	($0.38)	($0.11)
Diluted loss per share	As reported	($0.38)	($0.10)
	Pro forma	($0.38)	($0.11)

Recent Pronouncements

In December 2003, the FASB issued Interpretation No. 46, as revised December 2003 “Consolidation of Variable Interest Entities” (FIN 46 (R)), which elaborates on Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Among other requirements, FIN 46 (R) provides that a variable interest entity be consolidated by the enterprise that is the primary beneficiary of the variable interest entity. As of December 31, 2003, SPR, NPC and SPPC adopted FIN 46 (R) for special purpose entities. As of March 31, 2004, SPR, NPC and SPPC adopted FIN 46 (R) for all variable interest entities. To identify potential variable interests, management reviewed long term purchase power contracts, including contracts with qualifying facilities, jointly owned facilities and partnerships that are not consolidated. The Utilities identified seven qualifying facilities (QFs) with long-term purchase power contracts that are variable interests. However, the Utilities are not required at this time to consolidate these QFs under the scope exception provided for in FIN 46 (R) related to the inability to obtain information necessary to (1) determine whether the entity is a variable interest entity, (2) determine whether the enterprise is the variable interest entity’s primary beneficiary, or (3) perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. The Utilities have requested financial information from these QFs but have not been successful in obtaining the information. Our maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the QFs are unable to deliver power. However, we believe our exposure is mitigated as we would likely recover these costs through our deferred energy accounting mechanism. We have not identified any other significant variable interests that require consolidation as of March 31, 2004.

NOTE 2. LIQUIDITY MATTERS AND MANAGEMENT’S PLANS

Significant Uncertainties

As discussed in more detail in Note 2, Liquidity Matters and Management’s Plans, of Notes to Financial Statements in their 2003 10-K, at December 31, 2003, SPR, NPC and SPPC were subject to significant uncertainties as follows:

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	whether the Utilities will have sufficient liquidity and the ability in light of certain restrictions to provide dividends to SPR, and

•	whether SPR and the Utilities will be able to successfully refinance maturing long-term debt and secure additional liquidity necessary to support their operations, including the purchase of fuel and power.

Since the date of the filing of the 2003 10-K, SPR and the Utilities have made significant progress towards resolving a number of the uncertainties described above. The following discussion describes those uncertainties as of May 5, 2004, and outlines the actions taken by the companies and recent events to address the uncertainties.

Enron Litigation

See Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies for further information regarding the Enron litigation.

On April 5, 2004, a hearing was held before the Bankruptcy Court overseeing the Enron bankruptcy proceedings to determine whether NPC and SPPC had the ability to post additional cash collateral into escrow in order to further stay the execution of Enron’s judgment against the Utilities (the “Judgment”). The parties entered into an agreement that provided for NPC to place an additional $25 million in cash into the escrow account within 10 days of the order memorializing the stipulation, which amount will lower the principal amount of NPC’s General and Refunding Mortgage Bond currently held in escrow to secure a stay of the Judgment by a like amount. NPC paid the $25 million on April 16, 2004 as agreed upon. In addition, Enron agreed not to request any additional cash to be placed into escrow during the pendency of the Utilities’ appeal of the Judgment to the U.S. District Court of the Southern District of New York. The parties also agreed to request expedited treatment of the U.S. District Court appeal and oral arguments will be heard on May 28, 2004.

Although the agreement relieves the Utilities from the requirement to provide further collateral during the pendency of the Utilities’ appeal of the Judgment, it remains uncertain how the court will rule on the appeal. Further, if there is an adverse decision in the appeal, it is uncertain whether the Judgment would continue to be stayed pending further appeal.

At March 31, 2004, included in NPC’s and SPPC’s Consolidated Balance Sheets as “Contract termination liabilities,” are approximately $281 million and $105 million of charges, respectively, for terminated power supply contracts and associated interest. Correspondingly, pursuant to the deferred energy accounting provisions of AB 369, included in NPC and SPPC deferred energy balances as of March 31, 2004, are approximately $245 million and $84 million of charges, respectively, for recovery in rates in future periods associated with the terminated power supply contracts. If NPC and SPPC are required to pay part or all of the amounts accrued for, the Utilities will pursue recovery of the amounts through future deferred energy filings. To the extent that the Utilities are not permitted to recover any portion of these costs through a deferred energy filing, the amounts not permitted would be charged as a current operating expense. A significant disallowance of these costs by the PUCN could have a material adverse effect on the future financial position, results of operations, and cash flows of SPR, NPC, and SPPC.

Financing, Liquidity and Other Matters

NPC and SPPC anticipate capital requirements for construction costs in 2004 will be approximately $381 million and $107 million, respectively, which the Utilities expect to finance with internally-generated funds, including the recovery of deferred energy. NPC had $130 million of long-term debt which matured April 15, 2004. Through May 4, 2004, SPR, NPC and SPPC issued and/or refinanced maturing debt and secured revolving credit facilities in order to support their operations including purchasing power and supporting construction costs. See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt for details of the refinancings and the Utilities’ revolving credit facilities. The financings significantly alleviate the Utilities’ liquidity concerns; however, if the Utilities have to pay significantly higher than expected prices for fuel and purchased power, if their suppliers require significant changes to their current payment terms, or if they do not have sufficient available liquidity to obtain fuel, purchased power and, for SPPC, natural gas, the Utilities may be required to issue or incur additional indebtedness, or enter into additional liquidity facilities.

As discussed in the 2003 10-K, SPR does not have any operations of its own and relies on dividends from the Utilities in order to satisfy its debt service obligations. SPR, on a stand-alone basis, had cash and cash equivalents of approximately $4.6 million at March 31, 2004, which does not include restricted cash and investments of $173 million. Of the $173 million restricted cash and investments, approximately $32 million consists of collateral for payment of interest up to and including August 14, 2005 in connection with SPR’s 7.25% Convertible Notes due 2010 and approximately $141 million represents proceeds from the issuance of SPR’s 8 5/8% Senior Unsecured Notes due 2014 that were deposited into an escrow account to satisfy SPR’s obligations on the remaining principal amount outstanding of SPR’s 8 ¾% Notes due 2005. See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt. SPR paid approximately $21.5 million of

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt service obligations on its existing debt securities during the first quarter of 2004. Included in these payments was approximately $10.9 million previously provided for at the time the Convertible Notes were issued as discussed above. SPR has approximately $52.5 million payable of debt service obligations remaining during 2004. Approximately $18.1 million of SPR’s remaining debt service obligations in 2004 will be satisfied with cash included in SPR’s Restricted Cash balance as discussed above. Currently, SPR expects to meet its remaining debt service obligations for 2004 of approximately $34.4 million through the payment of dividends by the Utilities to SPR. In the event that NPC or SPPC is unable to pay dividends to SPR, SPR’s liquidity and cash flows would be adversely impacted. See Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions for a discussion of the dividend restrictions applicable to the Utilities.

Regulatory Matters

On March 26, 2004, the PUCN issued its decision on NPC’s General Rate Case and Deferred Energy Rate Case. See Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions for details of the decision.

On April 1, 2004, SPPC, the Staff of the PUCN and other interveners in SPPC’s 2003 general rate case negotiated a settlement agreement that resolves most of the issues in the revenue requirement and cost of capital portions of SPPC’s case. For details of the proposed agreement see Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions. Not addressed by the agreement is the potential inclusion in rates of all costs associated with the development and construction of the Piñon Pine generating facility. SPPC is seeking to include in rates approximately $95 million of costs associated with this facility over an extended period (between 10 and 25 years). If permitted, recovery of these costs would be in addition to the $40 million annual increase provided for by the agreement.

Evidentiary hearings to address the remaining issues in SPPC’s general rate case, including Piñon Pine costs and rate design, concluded on April 16, 2004. The PUCN is expected to rule on these issues and the proposed agreement in late May 2004, with rates effective June 1, 2004.

On January 14, 2004, SPPC filed an application with the PUCN seeking to clear approximately $42 million of deferred balances for fuel and purchased power costs accumulated between December 1, 2002, and November 30, 2003. The application requests an asymmetric amortization of the deferred energy balance that would result in recovery of $8 million in the first year, effective mid-July 2004, and $17 million for each of the two years thereafter. The request for resetting the Base Tariff Energy Rate would result in no change to the currently effective rate. Hearings are scheduled to begin June 14, 2004 and the PUCN is expected to rule on this filing in July 2004.

Management cannot predict the outcome of SPPC’s General Rate Case or Deferred Energy proceedings. Material disallowances of deferred energy costs would have a significant adverse effect on SPPC’s financial conditions and future results of operations, could cause additional downgrades of its securities by the rating agencies and make it significantly more difficult to finance operations and to buy fuel and purchased power from third parties.

Business Strategies

SPR and the Utilities are addressing the uncertainties of the Enron litigation, SPR’s ability to meet its debt service obligations through dividends from its subsidiaries, SPPC’s General Rate Case and Deferred Energy proceeding and any future regulatory proceedings by focusing on the following business strategies:

Enron Litigation

The Utilities are appealing the judgment of the Enron Bankruptcy Court to the U.S. District Court of the Southern District of New York. In addition, they continue to pursue their FERC Section 206 complaint against Enron. In the event the Utilities were to lose the pending appeal, management currently anticipates that the Utilities would file an appeal in the U.S. Court of Appeals for the Second Circuit and request that a stay be granted pending the second appeal. In connection with any subsequent appeal of the Judgment, the Utilities currently anticipate that they will assert that because of the full protection afforded Enron by the existing collateral, a further stay is warranted, without any material change to the collateral; however, there can be no assurances that either the U.S. District Court for the Southern District of New York or the U.S. Court of Appeals for the Second Circuit would continue to accept the Utilities’ General and Refunding Mortgage Bonds as sufficient collateral to support a stay of the Judgment pending further appeal.

Although management believes that the stay of execution of the Judgment will be continued during the appeal process and no further change will be made to the requirement to post cash collateral, management believes that the Utilities would have the means to meet a payment obligation on the Judgment. The Utilities expect to enter into a Remarketing Agreement with Enron and one or more investment banks as Remarketing Agent(s) to provide for the remarketing of NPC’s $186 million General and Refunding Mortgage Bonds, Series H and SPPC’s $92 million General and Refunding Mortgage Bonds which are

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

presently held in escrow. Although the terms of such a remarketing agreement are not final, management believes that the form of the final agreement will facilitate the successful remarketing of the Bonds to satisfy the Utilities’ payment obligations with respect to the Judgment. The Remarketing Agreement provides that upon the occurrence of certain events, such as the lifting of the stay of execution of the Judgment or if the Utilities lose their appeal and do not seek a stay of execution of the Judgment pending their further appeal, Enron has the option to require the initiation of a remarketing process with respect to the Bonds and will contain certain provisions that will provide the Utilities with flexibility to modify the terms of the Bonds to attempt a successful initial remarketing effort at the lowest possible interest rate to be determined by the Remarketing Agent(s).

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

Liquidity and Financing Matters

While the Utilities remain subject to a number of restrictions on their ability to pay dividends to SPR, management believes that these restrictions will not prohibit, and that the Utilities’ cash flows will be sufficient, to dividend amounts needed in order for SPR to meet its debt service requirements for 2004.

Management believes the establishment of NPC’s and SPPC’s revolving credit facilities will alleviate their short-term liquidity concerns, including any higher than expected prices for fuel and purchased power or significant changes to their current payment terms.

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

Management believes they have the ability to implement the planned actions discussed above and that such actions are designed to mitigate the risks related to the foregoing uncertainties; however, there can be no assurances that management’s actions will fully mitigate these risks and uncertainties. The accompanying financial statements do not include any adjustments that might result from an adverse outcome related to the uncertainties discussed above.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3. SEGMENT INFORMATION

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

Financial data for business segments is as follows (dollars in thousands):

Three Months Ended March 31, 2004	NPC Electric	SPPC Electric	Total Electric	Gas	Other	Reconciling Eliminations	Consolidated
Operating Revenues	$326,533	$201,841	$528,374	$59,476	$630	$—	$588,480

Operating Income	$21,000	$23,075	$44,075	$4,567	$(3,082)	$—	$45,560

Assets	$4,511,153	$2,027,297	$6,538,450	$246,664	$399,417	$82,790	$7,267,321

Three Months Ended March 31, 2003	NPC Electric	SPPC Electric	Total Electric	Gas	Other	Reconciling Eliminations	Consolidated
Operating Revenues	$331,652	$205,454	$537,106	$64,617	$1,087	$—	$602,810

Operating Income	$17,413	$20,232	$37,645	$3,588	$5,308	$—	$46,541

NOTE 4. REGULATORY ACTIONS

Nevada Power Company 2003 General Rate Case

NPC filed its biennial General Rate Case on October 1, 2003, as required by law. NPC’s analysis and presentation of the costs of providing electric service (exclusive of purchased fuel and purchased power) indicated that it is necessary to increase the revenue requirement for general rates by $142 million annually.

NPC updated the General Rate Case filing with its Certification filing dated December 14, 2003. The certification filing reduced NPC’s request from $142 million to $133 million. On March 26, 2004, the PUCN issued an order allowing $48 million of the $133 million rate increase requested by NPC. The general rate decision reflects the following significant items:

•	A Return on Equity (ROE) of 10.25%, and an overall Rate of Return (ROR) of 9.03%, an improvement over NPC’s current ROE and ROR, which are 10.1% and 8.37%, respectively. NPC had requested an ROE of 12.4% and ROR of 10.0%;

•	Approximately $7 million of the $8.8 million of goodwill and merger costs requested to be recovered annually over each of the next two years;

•	Approximately $21.4 million of generation divestiture costs to be recovered over an extended period of 8 years;

•	Approved the establishment of a regulatory asset account to capture costs related to the shutdown of the Mohave Power Plant.

The PUCN removed from cost of service various items requested by NPC through its general rates filing including costs associated with NPC’s 2003 short-term incentive compensation plan and NPC’s request to earn a rate of return on the cash balances NPC must maintain to ensure sufficient liquidity to procure power. In addition, the PUCN’s decision provided for a decrease to NPC’s general rates to allow NPC’s customers to share the benefit of approximately $8.3 million per year for the next two years of gains from recent land sales by NPC.

On April 12, 2004, BCP filed a petition with the PUCN requesting reconsideration of the Commission’s decision regarding three issues: 1) income taxes and liberalized depreciation, 2) the recovery of merger costs and 3) the proper accounting treatment of rental revenue associated with a property sold by NPC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On the same date, NPC filed a petition with the PUCN requesting clarification of the order with respect to the Commission’s decision to re-characterize $100 million of equity as debt to determine NPC’s capital structure for rate making purposes and clarification of the regulatory treatment of goodwill and other merger costs.

Nevada Power Company 2003 Deferred Energy Case

On November 14, 2003, NPC filed an application with the PUCN seeking repayment for purchased fuel and power costs accumulated between October 1, 2002 and September 30, 2003, as required by law. The application sought to establish a rate to collect accumulated purchased fuel and power costs of $93 million. On March 26, 2004, the PUCN granted approval for NPC to increase its going forward energy rate as filed, approved recovery for $89 million of its deferred balance, denied $4 million, and denied NPC’s request for a tax gross-up on the equity portion of carrying charges. Of the $4 million disallowed only $1.6 million was charged to income in the current period as the remaining amount had no impact on earnings or was charged to income in prior periods. The PUCN ordered the charge in going forward rates to take effect April 1, 2004 and delayed the implementation of the deferred energy balance recovery until January 1, 2005 when the 2001 deferred balance is expected to have been completed.

Nevada Power Company Additional Finance Authority

NPC Application for $230 Million Long-Term Debt Authority

On January 21, 2004, NPC filed an application with the PUCN for authority to issue secured long-term debt in an aggregate amount not to exceed $230 million through the period ending December 31, 2004. This authority was requested to allow for the refinancing of existing debt securities, as well as to provide additional liquidity to support utility operations. On March 31, 2004, the PUCN approved NPC’s financial application with a restriction on NPC’s ability to dividend funds up to SPR. The restriction does not prohibit NPC from paying dividends to SPR for amounts necessary for SPR to meet its future interest payment requirements. NPC has used the full amount of this long-term authority for the issuance of its $130 million 6½% General and Refunding Mortgage Notes, Series I, due 2012 and for its $100 million revolving credit facility.

Sierra Pacific Power Company Additional Finance Authority

SPPC Application for $230 Million Long-Term Debt Authority

On December 31, 2003, SPPC filed an application with the PUCN for authority to issue secured long-term debt in an aggregate amount not to exceed $230 million through the period ending December 31, 2004. This authority was requested to allow for the refinancing and remarketing of existing debt securities, as well as to provide additional liquidity to support utility operations. This matter was designated as Docket Number 03-12030. On April 8, 2004, the PUCN approved SPPC’s financial application with a restriction on SPPC’s ability to dividend funds up to SPR. The restriction does not prohibit SPPC from paying dividends to SPR for amounts necessary for SPR to meet its future interest payment requirements. SPPC has used the full amount of this long-term authority for the issuance of its 6¼% General and Refunding Mortgage Notes, Series H, due 2012 and its $80 million General and Refunding Mortgage Note, Series J, due 2009 (issued in connection with the remarketing of the $80 million Water Facilities Refunding Revenue Bonds discussed in Note 6 of the Condensed Notes to Consolidated Financial Statements, Long –Term Debt) and for its $50 million revolving credit facility.

NOTE 5. SHORT-TERM BORROWINGS

Nevada Power Company

Accounts Receivable Facility

On May 4, 2004, NPC delivered a notice of termination of its accounts receivable facility in connection with the closing of its revolving credit facility. The termination will be effective on or about May 19, 2004.

Sierra Pacific Power Company

Short-Term Financing

On December 22, 2003, SPPC issued and sold its $25 million General and Refunding Mortgage Notes, Series F, due March 31, 2004 in order to provide additional liquidity for SPPC’s fuel and power purchases during its 2003-2004 winter peak. The notes were redeemed on March 31, 2004.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 30, 2004, SPPC issued its General and Refunding Mortgage Note, Series G, due March 31, 2004, in the maximum principal amount of $22 million under a revolving Credit Agreement with Lehman Commercial Paper Inc. Borrowings under the Series G Note were to be used to provide back-up liquidity for SPPC during its 2003-2004 winter peak. This credit facility was never used prior to its maturity on March 31, 2004.

Accounts Receivable Facility

On May 4, 2004, SPPC delivered a notice of termination of its accounts receivable facility in connection with the closing of its revolving credit facility. The termination will be effective on or about May 19, 2004.

NOTE 6. LONG-TERM DEBT

As of March 31, 2004, NPC’s, SPPC’s and SPR’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the balance of 2004, for the next four years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	SPR Holding Co. and Other Subs.		SPR Consolidated
2004	$132,867	$82,437	$19,666		$234,970
2005	6,091	100,400	125,816	(2)	232,307
2006	6,509	52,400	—		58,909
2007	5,949	2,400	240,218		248,567
2008	7,066	322,400	—		329,466

	158,482	560,037	385,700		1,104,219
Thereafter	1,886,023	437,850	635,000	(1)	2,958,873

	2,044,505	997,887	1,020,700		4,063,092
Unamortized (Discount Amount)	(11,399)	(2,381)	(6,880)		(20,660)

Total	$2,033,106	$995,506	$1,013,820		$4,042,432

(1)	SPR’s “Thereafter” amount of $635 million includes the total amount of the 7.25% Convertible Notes due at maturity ($300 million). This differs from the carrying value of $236,016 million included in the balance sheet amount of Long-term debt, which is being accreted to face value using the effective interest method.

(2)	As discussed below, SPR intends to use a portion of the proceeds from the issuance of SPR’s $335 million 8 5/8% Senior Notes due 2014 to legally extinguish this note in the second quarter of 2004. The amounts necessary to satisfy the payment for the principal balance and interest have been escrowed and are included in Restricted Cash as of March 31, 2004.

The preceding table includes obligations related to capital lease obligations discussed under lease commitments within this note.

Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their First Mortgage bonds and General and Refunding Mortgage bonds are issued.

Nevada Power Company

General and Refunding Mortgage Notes, Series I

On April 7, 2004, NPC issued and sold $130 million of its 6½% General and Refunding Mortgage Notes, Series I, due April 15, 2012. The Series I Notes were issued with registration rights. The proceeds of the issuance were used to pay off $130 million aggregate principal amount of NPC’s 6.20% Series B, Senior Notes due April 15, 2004.

The Series I Notes, similar to NPC’s Series E and Series G Notes, limit the amount of payments in respect of common stock dividends that NPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The terms of the Series I Notes, as with the Series E Notes, Series G Notes and Series H Bond, also restrict NPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the applicable Notes or Bond, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support NPC’s obligations with respect to energy suppliers, or

3.	in the case of the Series I Notes and Series G Notes and the Series H Bond, indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan.

If NPC’s Series I Notes, Series E Notes, Series G Notes or Series H Bond are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes or the Bond remains investment grade.

Among other things, the Series I Notes, Series E Notes, Series G Notes and Series H Bond also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of NPC, the holders of these securities are entitled to require that NPC repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Revolving Credit Facility

On May 4, 2004, NPC established a $100 million Revolving Credit Facility which matures May 4, 2009. Borrowings under this facility will be evidenced on NPC’s General and Refunding Mortgage Bond, Series J, due 2009. The new Revolving Credit Facility replaces the previous Accounts Receivable Credit Facility, which will terminate on or about May 19, 2004.

NPC may, from time to time, access this facility for loans in increments of $1 million up to the limit of the facility. The rate for outstanding loans will be the Eurodollar Rate then in effect, plus an applicable margin of 2.5%.

This Revolving Credit Facility, similar to earlier General and Refunding Mortgage Notes outlined below, contain various covenants and restrictions that are outlined here.

The Revolving Credit Facility limits the amount of payments in respect of common stock dividends that NPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The Revolving Credit Facility restricts NPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the credit agreement, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support NPC’s obligations with respect to energy suppliers, or indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan.

Among other things, the Revolving Credit Agreement also contains restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. There are also limitations on certain fundamental structural changes to NPC and limitations on the disposition of property.

Sierra Pacific Power Company

General and Refunding Mortgage Notes, Series H

On April 16, 2004, SPPC issued and sold $100 million of its 6¼% General and Refunding Mortgage Notes, Series H, due April 15, 2012. The Series H Notes were issued with registration rights. The proceeds of the issuance were used to substantially pay off $99 million aggregate principal amount of SPPC’s 10.5% Term Loan Facility, due October 2005.

The Series H Notes limit the amount of payments in respect of common stock dividends that SPPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The terms of the Series H Notes also restrict SPPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the applicable Notes or Bond, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support SPPC’s obligations with respect to energy suppliers, or

3.	indebtedness incurred to finance capital expenditures pursuant to SPPC’s 2004 Integrated Resource Plan.

If SPPC’s Series H Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the Series H Notes remain investment grade.

Among other things, the Series H Notes also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of SPPC, the holders of these securities are entitled to require that SPPC repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Water Facilities Refunding Revenue Bonds

On May 3, 2004, SPPC’s $80 million Washoe County, Nevada, Water Facilities Refunding Revenue Bonds, Series 2001, were successfully remarketed. The interest rate on the bonds was adjusted from their prior 1 year 7.50% term rate to a 5.0% term rate for the period of May 3, 2004 to and including July 1, 2009. The bonds will be subject to remarketing on July 1, 2009. In the event that the bonds cannot be successfully remarketed on that date, SPPC will be required to purchase the outstanding bonds at a price of 100% of principal amount plus accrued interest. From May 3, 2004 to and including July 1, 2009, SPPC’s payment and purchase obligations in respect of the bonds are secured by SPPC’s $80 million General and Refunding Mortgage Note, Series J, due 2009.

Revolving Credit Facility

On May 4, 2004, SPPC established a $50 million Revolving Credit Facility which matures May 4, 2008. Borrowings under this facility will be evidenced on SPPC’s General and Refunding Mortgage Bond, Series K, due 2008. The new Revolving Credit Facility replaces the previous Accounts Receivable Credit Facility, which will terminate on or about May 19, 2004.

SPPC may, from time to time, access this facility for loans in increments of $1 million up to the limit of the facility. The rate for outstanding loans will be the Eurodollar Rate then in effect, plus an applicable margin of 2.5%.

This Revolving Credit Facility, similar to the earlier Series H General and Refunding Mortgage Note outlined below, contain various covenants and restrictions that are outlined here.

The Revolving Credit Facility limits the amount of payments in respect of common stock dividends that SPPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The Revolving Credit Facility restricts SPPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the Credit Agreement, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support SPPC’s obligations with respect to energy suppliers, or indebtedness incurred to finance capital expenditures pursuant to SPPC’s 2004 Integrated Resource Plan.

Among other things, the Revolving Credit Agreement also contains restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. There are also limitations on certain fundamental structural changes to SPPC and limitations on the disposition of property.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sierra Pacific Resources

On March 19, 2004, SPR issued and sold $335 million of its 8 5/8% Senior Unsecured Notes due March 15, 2014. The bonds were issued with registration rights. The proceeds of the issuance were used to fund the repurchase of approximately $174 million in principal amount of SPR’s 8¾% Notes due 2005 at a price equal to approximately 107.225% of the principal amount thereof that were tendered pursuant to SPR’s tender offer. The tender fees associated with the early extinguishment of these notes was approximately $12.6 million. The balance of the net proceeds have been temporarily invested in cash equivalents and investments and placed into escrow to be utilized in the second quarter of 2004 to legally extinguish approximately $126 million remaining principal amount of SPR’s 8¾% Notes due 2005 which were not tendered, and to pay associated interest and to the payment of fees and expenses associated with the tender offer and this offering.

The terms of the SPR Senior Notes restrict SPR and any of its Restricted Subsidiaries (NPC and SPPC) from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPR’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the SPR Senior Notes, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit supporting SPR’s or any Restricted Subsidiary’s obligations to energy suppliers, or

3.	indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan and SPPC’s 2004 Integrated Resource Plan.

If these Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes remains investment grade.

Among other things, the SPR Notes also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of SPR or any of its Restricted Subsidiaries, the holders of these securities are entitled to require that SPR repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

NOTE 7. DIVIDEND RESTRICTIONS

Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay and to a federal statutory limitation on the payment of dividends. In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are summarized below.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	NPC’s 10 7/8% General and Refunding Mortgage Notes, Series E, due 2009, which were issued on October 29, 2002, NPC’s 9% General and Refunding Mortgage Notes, Series G, due 2013, which were issued on August 13, 2003, NPC’s General and Refunding Mortgage Bond, Series H, which was issued December 4, 2003, and NPC’s 6½% General and Refunding Mortgage Notes, Series I, due 2012, which were issued on April 7, 2004, and NPC’s Revolving Credit Facility, which was established on May 4, 2004, limit the amount of payments in respect of common stock that NPC may pay to SPR. However, that limitation does not apply to payments by NPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR’s indebtedness and payment obligations on account of SPR’s Premium Income Equity Securities (PIES)) provided that:

•	those payments do not exceed $60 million for any one calendar year,

•	those payments comply with any regulatory restrictions then applicable to NPC, and

•	the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

The terms of the Notes, the Bond and the Revolving Credit Facility also permit NPC to make payments to SPR in excess of the amounts payable discussed above in an aggregate amount not to exceed:

(1)	under the Series E Notes, $15 million from the date of the issuance of the Series E Notes, and

(2)	under the Series G and Series I Notes and the Series H Bond, and the Revolving Credit Facility, $25 million from the date of the issuance of the Series G and Series I Notes and the Series H Bond and the establishment of the Revolving Credit Facility, respectively.

In addition, NPC may make payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

•	there are no defaults or events of default with respect to the Series E, G, and I Notes or the Series H Bond or the Revolving Credit Facility,

•	NPC has a ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four full fiscal quarters immediately preceding the payment date of at least 2 to 1, and

•	the total amount of such dividends is less than:

•	the sum of 50% of NPC’s consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the applicable series of Notes or Credit Facility, plus

•	100% of NPC’s aggregate net cash proceeds from contributions to its common equity capital or the issuance or sale of certain equity or convertible debt securities of NPC, plus

•	the lesser of cash return of capital or the initial amount of certain restricted investments, plus

•	the fair market value of NPC’s investment in certain subsidiaries.

If NPC’s Series E Notes, Series G Notes, Series I Notes or Series H Bond are upgraded to investment grade by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Group, Inc. (S&P), these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes or the Bond remains investment grade.

•	The terms of NPC’s preferred trust securities provide that no dividends may be paid on NPC’s common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sierra Pacific Power Company

•	SPPC’s 6 1/4% General and Refunding Mortgage Notes, Series H, due 2012, which were issued on April 16, 2004 and SPPC’s Revolving Credit Facility, which was established on May 4, 2004, limit the amount of payments in respect of common stock that SPPC may pay to SPR. However, that limitation does not apply to payments by SPPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR’s indebtedness and payment obligations on account of SPR’s Premium Income Equity Securities (PIES)) provided that:

•	those payments do not exceed $50 million for any one calendar year,

•	those payments comply with any regulatory restrictions then applicable to SPPC, and

•	the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

The terms of the Notes and the Revolving Credit Facility also permit SPPC to make payments to SPR in excess of the amounts payable discussed above in an aggregate amount not to exceed $25 million from the date of the issuance of the Series H Notes and the establishment of the Revolving Credit Facility, respectively.

In addition, SPPC may make payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

•	there are no defaults or events of default with respect to the Series H Notes or the Revolving Credit Facility,

•	SPPC has a ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four full fiscal quarters immediately preceding the payment date of at least 2 to 1, and

•	the total amount of such dividends is less than:

•	the sum of 50% of SPPC’s consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the Notes or the establishment of the Revolving Credit Facility, plus

•	100% of SPPC’s aggregate net cash proceeds from contributions to its common equity capital or the issuance or sale of certain equity or convertible debt securities of SPPC, plus

•	the lesser of cash return of capital or the initial amount of certain restricted investments, plus

•	the fair market value of SPPC’s investment in certain subsidiaries.

If SPPC’s Series H Notes are upgraded to investment grade by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Group, Inc. (S&P), these restrictions will be suspended and will no longer be in effect so long as the Notes remain investment grade.

•	SPPC is currently in the process of amending its General and Refunding Mortgage Bond, Series E, which was issued on December 4, 2003 to an escrow agent to secure the stay of execution of the Enron judgment. Once amended, the restrictive covenants set forth in the Series E Bond will be substantially similar to the restrictive covenants in SPPC’s revolving credit facility. The Series E Bond currently contains restrictive covenants substantially similar to those found in SPPC’s now-terminated Term Loan facility.

•	SPPC’s Articles of Incorporation contain restrictions on the payment of dividends on SPPC’s common stock in the event of a default in the payment of dividends on SPPC’s preferred stock. SPPC’s Articles also prohibit SPPC from declaring or paying any dividends on any shares of common stock (other than dividends payable in shares of common stock), or making any other distribution on any shares of common stock or any expenditures for the purchase, redemption, or other retirement for a consideration of shares of common stock (other than in exchange for or from the proceeds of the sale of common stock) except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends, plus the sum of $500,000. At the present time, SPPC believes that these restrictions do not materially limit its ability to pay dividends and/or to purchase or redeem shares of its common stock.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Applicable to Both Utilities

•	On March 31, 2004, the PUCN issued an order in connection with its authorization of the issuance of long-term debt securities by NPC. On April 8, 2004, the PUCN issued an order in connection with its authorization of the issuance of long-term debt securities by SPPC. These PUCN orders, for NPC Docket 04-1014 and SPPC Docket 03-12030, permit NPC and SPPC to annually dividend an aggregate of either SPR’s actual cash requirements for debt service, or $70 million, whichever is less. These orders, in conjunction with earlier orders on this issue, also provide that the dividend limitation may be reviewed in a subsequent application to grant short-term debt authority and that, in the event that circumstances change in the interim, either NPC or SPPC may petition the PUCN to review the dollar limitation.

•	The Utilities are subject to the provision of the Federal Power Act, as applied to their particular circumstances, that states that dividends cannot be paid out of funds that are properly included in their capital account. Although the meaning of this provision is unclear, the Utilities believe that the Federal Power Act restriction, as applied to their particular circumstances, would not be construed or applied by the FERC to prohibit the payment of dividends for lawful and legitimate business purposes from current year earnings, or in the absence of current year earnings, from other/additional paid-in capital accounts. If, however, the FERC were to interpret this provision differently, the ability of the Utilities to pay dividends to SPR could be jeopardized.

•	On November 6, 2003, the Bankruptcy Court issued an order staying execution pending appeal of the September 26, 2003 judgment entered in favor of Enron against the Utilities. One of the conditions of the stay order is that the Utilities cannot pay dividends to SPR other than for SPR’s current operating expenses and debt payment obligations. The Utilities have the right to seek modification of the conditions of the stay if there is a material change in the facts upon which the stay order is based.

Assuming that NPC and SPPC meet the requirements to pay dividends under the Federal Power Act and that any dividends paid to SPR are for SPR’s debt service obligations and current operating expenses, the most restrictive of the dividend restrictions applicable to the Utilities individually can be found for NPC, in NPC’s Series E Notes and, for SPPC, in SPPC’s Series H Notes and Revolving Credit Facility. The dividend restriction in the PUCN order is the most restrictive provision applicable to both Utilities and may be more restrictive than the individual dividend restrictions if dividends are paid from both Utilities because the PUCN dividend restriction of either SPR’s actual cash requirements for debt service, or $70 million, whichever is less, is less than the aggregate amount of the Utilities’ most restrictive individual dividend restrictions.

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

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

SPR’s and the Utilities’ objective in using derivatives is to reduce exposure to energy price risk and interest rate risk. Energy price risks result from activities that include the generation, procurement and marketing of power and the procurement and marketing of natural gas. Derivative instruments used to manage energy price risk from time to time may include forwards, options, and swaps. These contracts allow the Utilities to reduce the risks associated with volatile electricity and natural gas markets.

The following table shows the fair value of the derivatives recorded on the Consolidated Balance Sheets of SPR, NPC, and SPPC, and the related regulatory assets/liabilities. Due to deferred energy accounting under which the Utilities operate, regulatory assets and liabilities are established to the extent that electricity and natural gas derivative gains and losses are recoverable or payable through future rates, once realized (dollars in millions):

	March 31, 2004			December 31, 2003
	SPR	NPC	SPPC	SPR	NPC	SPPC
Risk management assets	$25.3	$3.2	$12.1	$22.1	$11.7	$10.4
Risk management liabilities	$3.8	$1.4	$2.4	$16.5	$5.3	$11.3
Risk management regulatory assets (liabilities)	$(8.7)	$(3.8)	$(4.9)	$14.3	$3.1	$11.2

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Also included in risk management assets were $12.5 million, $7.8 million, and $4.7 million in payments for gas options by SPR, NPC, and SPPC, respectively, at March 31, 2004.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Environmental

Nevada Power Company

The Grand Canyon Trust and Sierra Club filed a lawsuit in the U.S. District Court, District of Nevada in February 1998 against the owners (including NPC) of the Mohave Generation Station (“Mohave”), alleging violations of the Clean Air Act regarding emissions of sulfur dioxide and particulates. An additional plaintiff, National Parks and Conservation Association, later joined the suit. The plant owners and plaintiffs have had numerous settlement discussions and filed a proposed settlement with the court in October 1999. The consent decree, approved by the court in November 1999, established emission limits for sulfur dioxide and opacity and required installation of air pollution controls for sulfur dioxide, nitrogen oxides, and particulate matter. The new emission limits must be met by January 1, 2006 and April 1, 2006 for the first and second units, respectively. The estimated cost of new controls is $1.2 billion. As a 14% owner in Mohave, NPC’s cost could be $168 million. However, due to the coal and water issues discussed below it is not the intention of Southern California Edison (SCE) and other owners to proceed with the pollution control equipment.

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

Because of the coal and water supply issues at Mohave, NPC is preparing for the shutdown of the facility by the end of 2005. In July 2003, NPC filed an Integrated Resource Plan (IRP) with the PUCN that assumed the Plant will be unavailable after December 31, 2005. In addition, in its General Rate Case filed on October 1, 2003, NPC requested that the PUCN authorize a higher depreciation rate to be applied to Mohave in order to recover the remaining net book value of $40.5 million by the end of 2005. Alternatively, NPC requested that the PUCN authorize the transfer of the remaining book value to a regulatory asset account to be amortized over a period as determined by the PUCN. On March 26, 2004, the PUCN granted NPC’s proposed alternative recommendation for the creation of a regulatory asset, assuming that the Mohave Plant is closed. However, if NPC is unsuccessful in obtaining recovery of the regulatory asset in a future rate case and the asset is deemed impaired in accordance with SFAS No. 90, Accounting for Abandonments and Disallowances of Plant Costs, there could be an adverse effect on NPC’s and SPR’s financial position, results of operations, and future cash inflows.

In May 1997, the Nevada Division of Environmental Protection (NDEP) ordered NPC to submit a plan to eliminate the discharge of Reid Gardner Station wastewater to groundwater. The NDEP order also required a hydrological assessment of groundwater impacts in the area. In June 1999, NDEP determined that wastewater ponds had degraded groundwater quality. In August 1999, NDEP issued a discharge permit to Reid Gardner Station and an order that requires all wastewater ponds to be closed or lined with impermeable liners over the next 10 years. This order also required NPC to submit a Site Characterization Plan to NDEP to ascertain impacts. This plan has been reviewed and approved by NDEP. NDEP was originally expected to identify remediation requirements of contaminated groundwater resulting from these evaporation ponds by September 2003. Recently, NDEP indicated that remediation requirements will be identified by September 2004. New pond construction and lining costs are estimated to cost approximately $25 million, of which, a majority is expected to be spent by the end of 2004.

At the Reid Gardner Station, NDEP has determined that there is additional groundwater contamination that resulted from oil spills at the facility. NDEP required NPC to submit a corrective action plan. A hydro-geologic evaluation of the current remediation has been completed, and a dual phase extraction remediation system, which was approved by NDEP, commenced operation in October 2003. The remediation system remains in operation and this effort has shown positive response to cleaning up the oil. To date, 8,000 gallons of diesel oil have been removed from the groundwater.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2000, NPC received a request from the EPA for information to determine the compliance of certain generation facilities at NPC’s Clark Station with the applicable State Implementation Plan. In November 2000, NPC and the Clark County Health District entered into a Corrective Action Order requiring, among other steps, capital expenditures at the Clark Station totaling approximately $3 million. In March 2001, the EPA issued an additional request for information that could result in remediation beyond that specified in the November 2000 Corrective Action Order. On October 31, 2003, the EPA issued a violation regarding turbine blade upgrades, which occurred in July 1993. A conference between the EPA and NPC occurred in December 2003. NPC presented evidence on the nature and finding of the alleged violations. It is NPC’s position that a violation did not occur and management is presently involved in the discovery process to support this position. Monetary penalties and retrofit control cost, if any, cannot be reasonably estimated at this time.

NEICO, a wholly owned subsidiary of NPC, owns property in Wellington, Utah, which was the site of a coal washing and load out facility. The site has a reclamation estimate supported by a bond of $4.8 million with the Utah Division of Oil and Gas Mining, which management believes is sufficient to cover reclamation costs. Currently, management is continuing to evaluate various options including reclamation and sale.

Sierra Pacific Power Company

In September 1994, Region VII of the EPA notified SPPC that it was being named as a potentially responsible party (PRP) regarding the past improper handling of Polychlorinated Biphenyls (PCB’s) by PCB Treatment, Inc., in two buildings, one located in Kansas City, Kansas and the other in Kansas City, Missouri (the Sites). Prior to 1994, SPPC sent PCB contaminated material to PCB Treatment, Inc. for disposal. Certificates of disposal were issued to SPPC by PCB Treatment, Inc.; however, the contaminated material was not disposed of, but remained on-site. A number of the largest PRPs formed a steering committee, which is chaired by SPPC. The steering committee has completed its site investigations and the EPA has determined that the Sites should be remediated by removing the buildings to the appropriate landfills. The EPA issued an administrative order on consent requiring the steering committee to oversee the performance of the work. The steering committee is obtaining cost estimates for removal of the buildings; the cost is not expected to be material. Once these costs have been determined, SPPC will be in a better position to estimate and revise, if necessary, its recorded liability for the Sites.

Lands of Sierra

LOS, a wholly-owned subsidiary of SPR, owns property in North Lake Tahoe, California, which is leased to independent condominium owners. The property has both soil and groundwater petroleum contamination resulting from an underground fuel tank that was removed from the property. Additional contamination from a third party fuel tank on the property has also been identified and is undergoing remediation. On February 3, 2003, the Lahontan Regional Water Quality Control Board re-opened the case against this property. The re-opening occurred due to onsite monitoring, which showed increased levels of contamination. SPR has completed the evaluation of alternative remediation technologies and their effectiveness in reducing contamination at this site. On January 27, 2004, Lahontan Regional Water Quality Board rendered a decision requiring a dual phase water extraction remediation system. The cost to implement this system is not material. The system will be installed this summer and remediation should be complete by late fall. A one year monitoring period will then be required for verification of clean-up.

Litigation Contingencies

Nevada Power Company and Sierra Pacific Power Company

Enron Litigation

On June 5, 2002, Enron filed suit against the Utilities in its bankruptcy case in the Bankruptcy Court asserting claims against the Utilities for liquidated damages in the amount of approximately $216 million and $93 million based on its termination of its power supply agreements with NPC and SPPC, respectively and for power previously delivered to the Utilities. Enron asserted its contractual right under the Western Systems Power Pool Agreement (WSPPA) to terminate deliveries based upon the Utilities’ decision not to provide adequate assurance of the Utilities’ performance under the WSPPA. The Utilities have denied these claims and have contended, among other things, that the termination was wrongful and excuses the Utilities from any further payment or performance under the WSPPA. The Utilities filed proofs of claims and counterclaims against Enron for unspecified damages to be determined during the case as a result of acts and omissions of Enron in manipulating the power markets, wrongful termination of its transactions with the Utilities, and fraudulent inducement to enter into transactions with Enron, among other issues.

On September 26, 2003, the Bankruptcy Court entered a summary judgment (the “Judgment”) in favor of Enron for damages related to the termination of Enron’s power supply agreements with the Utilities. The Judgment requires NPC and SPPC to pay approximately $235 million and $103 million, respectively to Enron for liquidated damages and pre-judgment

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest for power not delivered by Enron under the power supply contracts terminated by Enron in May 2002 and approximately $17.7 million and $6.7 million respectively, for power previously delivered to the Utilities. The Bankruptcy Court also dismissed the Utilities’ counter-claims against Enron, dismissed the Utilities’ counter-claims against Enron Corp., the parent of Enron, and denied the Utilities’ motion to dismiss or stay the proceedings pending the final outcome of their Federal Energy Regulatory Commission proceedings against Enron. Based on the pre-judgment rate of 12%, NPC and SPPC recognized additional interest expense of $27.8 million and $12.4 million, respectively, in contract termination liabilities in the third quarter of 2003. Also, NPC and SPPC recorded additional contract termination liabilities for liquidated damages of $6.6 million and $2.1 million, respectively, in the third quarter of 2003. The Bankruptcy Court’s order provides that until paid, the amounts owed by the Utilities will accrue interest post-Judgment at a rate of 1.21% per annum.

In response to the Judgment, the Utilities filed a motion with the Bankruptcy Court seeking a stay pending appeal of the Judgment and proposing to issue General and Refunding Mortgage Bonds as collateral to secure payment of the Judgment. On November 6, 2003, the Bankruptcy Court ruled to stay execution of the Judgment conditioned upon NPC and SPPC posting into escrow $235 million and $103 million, respectively of General and Refunding Mortgage Bonds plus $281,695 in cash by NPC for pre-judgment interest. On December 4, 2003, NPC and SPPC complied with the order of the Bankruptcy Court by issuing NPC’s $235 million General and Refunding Mortgage Bond, Series H plus SPPC’s $103 million General and Refunding Mortgage Bond, Series E into escrow along with the required cash deposit for NPC. Additionally, the Utilities were ordered to place into escrow $35 million, approximately $24 million and $11 million for NPC and SPPC, respectively, within 90 days from the date of the order, which would lower the principal amount of General and Refunding Mortgage Bonds held in escrow by a like amount. The Utilities made the payments as ordered on February 10, 2004. The Bankruptcy Court also ordered that during the duration of the stay, the Utilities (i) cannot transfer any funds or assets other than to unaffiliated third parties for ordinary course of business operating and capital expenses, (ii) cannot pay dividends to Sierra Pacific Resources other than for Sierra Pacific Resources’ current operating expenses and debt payment obligations, and (iii) shall seek a ruling from the PUCN to determine whether the cash payments into escrow trigger the Utilities’ rights to seek recovery of such amounts through the Utilities deferred energy rate cases. A hearing was held on April 5, 2004 in front of the Bankruptcy Court to review the Utilities’ ability to provide additional cash collateral. In connection with the hearing, the parties entered into an agreement that provided that NPC would place an additional $25 million into the escrow account within 10 days of the date that the agreement is approved by the Bankruptcy Court. NPC made the agreed-upon payment on April 16, 2004, which amount lowers the principal amount of NPC’s General and Refunding Mortgage Bond, Series H, currently held in escrow, by a like amount. In addition, Enron agreed not to request any additional collateral from NPC or SPPC during the pendency of the Utilities’ appeal of the Judgment to the U.S. District Court for the Southern District of New York. The parties agreed to file a request for expedited treatment of the U.S. District Court appeal, which request was filed on April 27, 2004. The district court judge has set a hearing on the request for May 28, 2004.

On October 1, 2003, the Utilities filed a Notice of Appeal from the Judgment with the U.S. District Court for the Southern District of New York. In the Utilities’ appeal, the Utilities seek reversal of the Judgment and contend that Enron is not entitled to recover termination charges under the contracts on various grounds including breach of contract, breach of solvency representation, fraud, misrepresentation, and manipulation of the energy markets and that the Bankruptcy Court erred in holding that the filed rate doctrine barred various claims which were purported to challenge the reasonableness of the rate. Enron filed a cross-appeal on the grounds that the amount of post-judgment interest should have been 12% per year instead of 1.21% as ordered by the Bankruptcy Court. The Utilities filed their principal brief on December 30, 2003 and Enron filed its cross-appeal brief and reply brief on January 30, 2004. The Utilities filed a reply brief on March 1, 2004, and Enron filed its final brief on March 17, 2004. On March 15, 2004, Enron filed an opposition to the motion for judicial notice and to supplement the record and an accompanying motion to strike the Utilities reply brief. The Utilities filed their reply brief on April 12, 2004, and Enron filed its reply brief and cross-motion to strike the Utilities’ reply brief on April 26, 2004. The Utilities are unable to predict the outcome of their appeal of the Judgment.

On November 21, 2003, the Utilities filed a Petition for Declaratory Order with the PUCN, as required by the Bankruptcy Court’s stay order seeking a determination as to whether payment of all or part of the Judgment into escrow would be subject to recovery through a deferred energy accounting adjustment. On February 6, 2004, the PUCN issued its final order indicating that posting or depositing money in escrow would not constitute payment of fuel or purchased power costs eligible for recovery in a deferred account. The PUCN ruled that “ paying into escrow while pursuing an appeal of the Bankruptcy Court’s judgment and other relief does not yet provide the circumstances of experiencing a cost which can trigger a filing seeking collection from its customer, and because the issues are not ripe, this Petition is not the docket to decide whether recovery of termination payments should be sought through a general rate case or a deferred energy proceeding.”

Through March 31, 2004, interest costs related to the Judgment of $39 million and $16 million for NPC and SPPC, respectively, were charged as interest expense and were not included in their deferred energy balances. If the Utilities are successful in their appeal, amounts previously charged to interest expense would be reversed and recognized in income in the respective period. Similarly amounts for power supply contracts terminated by Enron included in the deferred energy balances would be reversed. If the Utilities are unsuccessful in their appeal, they may seek to recover the interest costs in the deferred account.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Utilities currently do not know whether there will be any further requirement to pay the Judgment. Further, it is uncertain how the U.S. District Court will rule in the pending appeal of the Judgment and if there is an adverse decision in the appeal, whether the Judgment would continue to be stayed pending further appeal.

Reliant Antitrust Litigation

On April 22, 2002, Reliant Energy Services, Inc. (Reliant), filed and served a cross-complaint against NPC and SPPC in the wholesale electricity antitrust cases, which was consolidated in the Superior Court of the State of California. Plaintiffs (original plaintiffs consist of The People of the State of California, City and County of San Francisco, City of Oakland, and County of Santa Clara) in that case seek damages and restitution from the named defendants for alleged fraud, misrepresentation, and anticompetitive conduct in manipulating the energy markets in California resulting in prices far in excess of what would otherwise have been a fair price to the plaintiff class in a competitive market. Reliant filed cross-complaints against all energy suppliers selling energy in California who were not named as original defendants in the complaint, denying liability but alleging that if there is liability, it should spread among all energy suppliers. The trial court held all answers to cross-claims in abeyance until it decided whether the plaintiffs’ complaint should be dismissed for failing to state a claim for relief and whether the complaint should be dismissed under the filed rate doctrine. The court granted the motion to dismiss and the case is currently on appeal.

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

NPC filed a complaint for declaratory relief in the U.S. District Court for the District of Nevada asking the Court to declare that NPC is not liable for any damages as a result of MSCG’s termination of its power supply contracts. On April 17, 2003, MSCG answered the complaint and filed a counterclaim against NPC alleging non-payment of the termination payment in the amount of $25 million. In April 2003 MSCG also filed a complaint against NPC at FERC alleging that NPC should be required to pay MSCG the amount of the claimed termination payment pending resolution of the case. NPC filed a motion to intervene in the FERC action commenced by MSCG and FERC dismissed MSCG’s complaint. On October 23, 2003, NPC filed a motion to stay the District Court proceedings, pending guidance on applicable legal principles from FERC, which guidance may be provided in connection with a complaint NPC filed against Enron with regard to exercise of default and early termination rights. On February 2, 2004, the District Court granted NPC’s motion, and stayed NPC’s complaint for declaratory relief for a period of 90 days. On April 26, 2004, the judge ruled that the stay would continue in effect for an additional 90 days to give FERC time to rule on a related action against Enron in which MSCG has intervened. The next status hearing is scheduled for July 12, 2004. NPC is unable to predict the outcome of the District Court complaint.

Reliant Resources and IDACORP Energy, L.P.

On May 3, 2002, and July 3, 2002, respectively, Reliant Resources (Reliant) and IDACORP Energy, L.P. (Idaho) terminated their power deliveries to NPC. On May 20, 2002, and July 10, 2002, Reliant and Idaho asserted claims for $25.6 million and $8.9 million, respectively, under the Western System Power Pool Agreement (WSPP) for liquidated damages under energy contracts that each company terminated before the delivery dates of the power. Such claims are subject to mandatory mediation and, in some cases, arbitration under the contracts. Idaho requested mediation of the contracts. NPC alleges that Idaho and Reliant were participants in market manipulation in the West and therefore are not entitled to termination payments under the contracts. The mediation was not successful and in April 2003 Idaho filed suit in Idaho. NPC moved to dismiss the complaint on jurisdictional grounds and that motion is still pending. NPC filed its own complaint in State court in Clark County, Nevada, in September 2003. In October 2003, Idaho filed a motion to stay the Nevada action pending resolution of the Idaho action, and alternatively, to dismiss the Nevada action for failure to state a claim. Idaho’s motion was denied in December 2003. Idaho and NPC have entered into settlement discussions which would resolve both the Nevada action and the Idaho action.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2003, Reliant submitted a comprehensive settlement proposal to NPC proposing a settlement of NPC’s termination payment obligation arising out of Reliant’s May 2002 termination of its purchase power contracts with NPC. NPC denies that it owes Reliant any money under these contracts. Mediation of this claim occurred in 2002 and was not successful. Neither party has requested arbitration nor commenced litigation over this dispute, and the parties are continuing discussions.

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

In June 2003, EPME demanded mediation of its claim for a termination payment arising out of EPME’s September 25, 2002, termination of all executory purchase power contracts between NPC and EPME. EPME claims that under the terms of the contracts, NPC owes EPME approximately $39 million representing the difference between the contract price and the market price for power to be delivered under all the terminated contracts and the amount remaining unpaid under the contracts for power delivered between May 2002 and October 2002. NPC claims that EPME owes NPC an amount up to approximately $162 million for undelivered power representing the difference between the replacement price or market price for power to be delivered under all the executory contracts and the contract price for that power. The mediation was unsuccessful, and on July 25, 2003, NPC commenced an action against EPME and several of its affiliates in the Federal District Court for the District of Nevada for damages resulting from breach of these purchase power contracts. On January 12, 2004, EPME filed a motion to dismiss the complaint on grounds of lack of personal jurisdiction and failure to state a claim for relief. NPC responded to the motion to dismiss on February 27, 2004. EPME replied on March 17, 2004. At this time NPC is unable to predict either the outcome or timing of a decision in this matter.

Contract Termination Liabilities

At March 31, 2004, included in NPC’s and SPPC’s Consolidated Balance Sheets as “Contract termination liabilities,” are approximately $281 million and $105 million of charges, respectively, for terminated power supply contracts and associated interest. Correspondingly, pursuant to the deferred energy accounting provisions of AB 369, included in NPC and SPPC deferred energy balances as of March 31, 2004, are approximately $245 million and $84 million of charges, respectively, for recovery in rates in future periods associated with the terminated power supply contracts. If NPC and SPPC are required to pay part or all of the amounts accrued for, the Utilities will pursue recovery of the amounts through future deferred energy filings. To the extent that the Utilities are not permitted to recover any portion of these costs through a deferred energy filing, the amounts not permitted would be charged as a current operating expense. A significant disallowance of these costs by the PUCN could have a material adverse effect on the future financial position, results of operations, and cash flows of SPR, NPC, and SPPC.

Sierra Pacific Resources

Touch America and Sierra Touch America LLC

In 2000, Sierra Pacific Communications (SPC), a wholly owned subsidiary of SPR, and Touch America, Inc. (TAI, formerly Montana Power) formed Sierra Touch America LLC (STA), a limited liability company whose primary purpose was to engage in communications and fiber optics business projects, including construction of a fiber optic line (the “System”) between Salt Lake City, Utah, and Sacramento, California. In September 2002, SPC and TAI entered into an agreement whereby SPC redeemed its membership interest in STA and acquired fiber optic assets in the System and an indemnity for System liabilities, for a total purchase price of $48.5 million. SPC executed a $35 million promissory note in favor of STA. TAI remained as the sole member of STA. The project sustained significant cost overruns and several complaints and mechanics liens have been filed against several parties, including STA and SPC, by System contractors and subcontractors, including Bayport Pipeline Company and MasTec North America, Inc. In June 2003, TAI and all its subsidiaries (including STA) filed a petition for Chapter 11 bankruptcy protection. In July 2003, SPC filed a motion with TAI’s and STA’s bankruptcy court for automatic stay relief, specifically to obtain approval of the offset of its construction costs and other System-related costs against the promissory note. SPC has not recognized a liability for amounts claimed by the contractors and subcontractors in their mechanics liens because management believes that the Unit Redemption, Release, and Sale Agreement that was executed in connection with the purchase of the long haul assets provides that SPCOM is allowed to reduce its indebtedness to STA under the current circumstances. A status conference on the motion is now scheduled for May 19, 2004. A final hearing date has not been set.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Matters

SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on their financial positions or results of operations.

Regulatory Contingencies

The Utilities’ rates are currently subject to the approval of the PUCN and, in the case of SPPC, they are also subject to the approval of CPUC. Such rates are designed to recover the cost of providing generation, transmission, and distribution services. Accordingly, the Utilities qualify for the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” See Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in the 2003 10-K, for further information.

Regulatory assets represent incurred costs that have been deferred because it is probable they will be recovered through future rates collected from customers. If at any time the incurred costs no longer meet these criteria, these costs are charged to earnings. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections, except for cost of removal which represents the cost of removing future electric and gas assets. Management regularly assesses whether the regulatory assets are probable of future recovery by considering actions of regulators, current laws related to regulation, applicable regulatory environment changes and the status of any pending or potential deregulation legislation. Although current rates do not include the recovery of all existing regulatory assets as discussed further below, management believes the existing regulatory assets are probable of recovery. This determination reflects the current political and regulatory climate in the state, and is subject to change in the future. If future recovery of costs ceases to be probable, the write-off of regulatory assets would be required to be recognized as a charge or expensed in current period earnings.

Regulatory accounting affects Deferred Energy, Goodwill and Merger Costs, Generation Divestiture and Piñon Pine, all of which are discussed immediately below. To the extent that the Utilities are not permitted to recover any portion of deferred energy, the Utilities would be required to write off the disallowed costs and related carrying charges in their current period earnings. To the extent that SPPC may not be permitted to recover goodwill and merger costs, generation divestiture and long-lived assets (Piñon Pine), the disallowed costs and related carrying charges would be required to be written off in SPPC’s current period earnings. A significant disallowance of these costs by the PUCN would have a material adverse effect on the future financial position, results of operations, and cash inflows of SPR, NPC and SPPC.

On March 26, 2004, the PUCN issued its decision on NPC’s general rate case and deferred energy rate case. See Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions for details. In addition on April 1, 2004 SPPC reached a settlement agreement with the Staff of the PUCN and other interveners in SPPC’s 2003 general rate case which is subject to approval by the PUCN. See details below.

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

AB 369 requires the Utilities to file applications to clear their respective deferred energy account balances at least every 12 months and provides that the PUCN may not allow the recovery of any costs for purchased fuel or purchased power “that were the result of any practice or transaction that was undertaken, managed or performed imprudently by the electric utility.” In reference to deferred energy accounting, AB 369 specifies that fuel and purchased power costs include all costs incurred to purchase fuel, to purchase capacity, and to purchase energy. The Utilities also record and are eligible under the statute to recover a carrying charge on such deferred balances. Deferred energy balances subject to PUCN review as of March 31, 2004 are $262 million and $137 million for NPC and SPPC, respectively, including the deferred provision for terminated

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

supply contracts. See Note 1 of the Condensed Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies for details of the deferred energy balances.

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

Costs deferred as a result of the PUCN order were $325.1 million of goodwill and $62.8 million in other merger costs as of December 31, 2003. On March 24, 2004 the PUCN ruled on NPC’s case as discussed in Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions. As discussed above, SPPC negotiated a settlement agreement with the Staff of the PUCN and other interveners, subject to approval by the PUCN, that allows SPPC to recover 100% of the costs as filed until recovery is reset by the PUCN in SPPC’s next general rate application. The PUCN is expected to rule on this proposed stipulation in late May 2004.

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

The sales agreements for the six bundles provided that they would terminate eighteen months after their execution and all of the agreements have now terminated in accordance with their respective provisions. In its March 24, 2004 decision, the PUCN approved approximately $21.4 million of generation divestiture costs to be recovered by NPC over an extended period of eight years. As discussed above, SPPC negotiated a settlement agreement with the Staff of the PUCN and other interveners, subject to approval by the PUCN that allows SPPC to recover divestiture costs. The PUCN is expected to rule on this proposed settlement in late May 2004. To the extent that SPPC may not be permitted to recover any portion of this cost in future rates, the disallowed cost and related carrying charges would be required to be written off in current period earnings.

Piñon Pine

SPPC owns a combined cycle generation facility, a post-gasification facility, and, through its wholly owned subsidiaries, owns a gasifier that are collectively referred to as the Piñon Pine. Construction of Piñon Pine was completed in June 1998. Included in the Consolidated Balance Sheets of SPR and SPPC is the net book value of the gasifier and related assets, which is approximately $99.7 million as of March 31, 2004.

To date, SPPC has not been successful in obtaining sustained operation of the gasifier. In 2001, SPPC retained an independent engineering consulting firm to complete a comprehensive study of the Piñon Pine gasification plant. After evaluating the options presented in the draft report, SPPC decided not to pursue modifications intended to make the facility operational and is seeking recovery, net of salvage, through regulated rates in its general rate case, which was filed on December 1, 2003, based, in part, on the PUCN’s approval of Piñon Pine as a demonstration project in an earlier IRP. However, if SPPC is unsuccessful in obtaining recovery, there could be a material adverse effect on SPPC’s and SPR’s results of operations. The PUCN is expected to rule on this issue in late May 2004.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10. EARNINGS PER SHARE (SPR)

The difference, if any, between basic earnings per share (EPS) and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, the non-employee director stock plan and the Corporate PIES. The Stock Option Plan of 1.3 million shares and 1.4 million shares for the three months ended March 31, 2004 and 2003, respectively and Corporate PIES of 17.3 million, with a conversion price between $13.85 and $16.62, for the three months ended March 31, 2004 and 2003 have not been included in the calculation of diluted EPS due to the conversion prices being higher than market prices at March 31, 2003. Due to net losses for the three months ended March 31, 2004 and 2003, the shares of 185,882 and 40,623, respectively, for stock options, executive long-term incentive plan, non-employee stock plan and employee stock purchase plan were anti-dilutive. Accordingly, Diluted EPS for these periods is computed using the weighted average shares outstanding before dilution.

EITF 03-06 requires the use of the two-class method, as described in SFAS 128 “Earnings Per Share,” for including participating convertible securities in the computation of basic EPS. Furthermore, the EITF nullified EITF Topic D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share,” which allowed for the use of either the “if-converted” method or the “two-class” method in basic EPS calculations. Previously, SPR applied the “if-converted” method to the dividend participation rights associated with the convertible debt. As of March 31, 2004, SPR has changed its accounting policy and will now use the “two-class” method in basic EPS calculations. However, due to net losses for the three months ended March 31, 2004 and 2003 the effect of the dividend participation rights, under the “two-class” method are anti-dilutive, as such they have not been included in basic or diluted earnings per share.

Potentially diluted common shares were determined using the treasury stock method or the “if-converted” method as discussed below.

The following table outlines the calculation for earnings per share (EPS):

	Three Months Ended March 31,
	2004	2003
Basic EPS
Numerator ($000)
Loss from continuing operations	$(43,475)	$(9,236)
Loss from discontinued operations	$—	$(1,008)
Loss applicable to common stock	$(44,450)	$(11,219)
Denominator (1)
Weighted average number of shares outstanding	117,239,947	111,499,881

Per-Share amount
Loss from continuing operations	$(0.37)	$(0.08)
Loss from discontinued operations	$—	$(0.01)
Loss applicable to common stock	$(0.38)	$(0.10)

(1)	For the three months ended March 31, 2004 and 2003, the denominator does not include the convertible notes for 64,749,110 and 23,012,188, as they would be anti-dilutive.

NOTE 11. GOODWILL

SPR’s Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003, includes approximately $115 million and $4 million of goodwill pertaining to regulated and unregulated operations, respectively, resulting from the July 28, 1999 merger between SPR and NPC. On March 26, 2004, the PUCN issued a decision on NPC’s general rate case that included the recovery of goodwill and other merger costs allocated to NPC. In its decision, the PUCN affirmed that NPC demonstrated merger savings exceeded merger costs, the requisite requirement for recovery of goodwill and merger costs through rates charged to NPC customers. The PUCN decision permits NPC to recover approximately $4 million per year during the next two years, which is based on a forty-year amortization of NPC’s total goodwill reduced by 20%, or approximately $1 million per year, for customer satisfaction survey results that the PUCN determined required improvement. The decision requires NPC to again demonstrate in its next general rate application that merger savings continue during the test

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

period in that case. The PUCN’s order in that case will determine if any further documentation of merger savings is required in the future. Management expects that it will be able to demonstrate continued savings as a result of the merger as well as improved customer survey results. As a result of the PUCN decision, goodwill of approximately $198 million was reclassified as a regulatory asset and then transferred from SPR to the financial statements of NPC as of March 31, 2004.

On April 1, 2004, SPPC, the Staff of the PUCN and other interveners in SPPC’s 2003 general rate case negotiated a settlement agreement that would permit SPPC, subject to PUCN approval of the agreement expected in May 2004, recovery of goodwill and other merger costs assigned to SPPC’s electric business. Under the agreement, SPPC would recover approximately $2.4 million per year during the next two years, based on a forty-year amortization of goodwill costs. Similar to the decision reached in NPC’s rate case described above, in order to continue to recover goodwill costs SPPC would be required to again demonstrate in its next general rate application that merger savings continue during the test period in that case. Management expects that it will be able to demonstrate continued savings as a result of the merger. Assuming the PUCN approves the settlement, SPR will transfer approximately $96 million of goodwill the balance as of March 31, 2004, to a regulatory asset on the financial statements of SPPC. See Note 4 of the Condensed Notes to Consolidated Financial Statements, Regulatory Actions for more information regarding the NPC general rate decision and the SPPC settlement agreement.

SPR’s Consolidated Balance Sheet as of March 31, 2004, included approximately $31 million of goodwill allocated to its regulated operations that was not considered for recovery in NPC’s or SPPC’s general rate cases described above. The $31 million of goodwill is comprised of approximately $19 million assigned to SPPC’s regulated gas business and $2 million and $10 million for non-Nevada jurisdictional sales allocated to NPC’s and SPPC’s electric businesses, respectively. SPPC expects to demonstrate in its next general rate case for the gas distribution business that savings from the merger allocable to the gas business exceed goodwill and other merger costs and, as a result, to recover goodwill and merger costs through future gas rates. Accordingly, management has not reviewed goodwill assigned to the gas business for impairment. However, the approximate $12 million of goodwill assigned to NPC’s and SPPC’s electric businesses that is not recoverable through future rates and approximately $4 million of goodwill assigned to SPR’s unregulated operations are subject to impairment review under the provisions of SFAS No. 142.

SFAS No. 142 provides that an impairment loss shall be recognized if the carrying value of each reporting unit’s goodwill exceeds its fair value. For purposes of testing goodwill for impairment, a discounted cash flow model was developed for NPC’s and SPPC’s electric business and for SPR’s unregulated businesses (TGPC and LOS) to determine the fair value of each reporting unit as of March 31, 2004. As part of the impairment testing analysis, management revised certain underlying assumptions utilized in previously performed preliminary analyses, that included, revised cash flow forecasts, an increase in the discount rate applied to future cash flows and other assumptions related to the outcomes of NPC’s and SPPC’s general rate cases. As a result of this impairment testing, SPR recorded a goodwill impairment charge related to NPC’s and SPPC’s electric reporting units of approximately $2 million and $10 million as a charge to other operating expenses in SPR’s, NPC’s and SPPC’s Consolidated Statements of Operations for the three months ended March 31, 2004. Goodwill assigned to TGPC and LOS was determined not to be impaired.

The change in the carrying amount of goodwill for the three-month period ended March 31, 2004 and the allocation of the remaining balance is as follows (dollars in thousands):

	Regulated Operations	Unregulated Operations	Total
Goodwill balance as of January 1, 2004	$305,982	$3,989	$309,971
Goodwill included in regulatory assets as of January 1, 2004	19,070	—	19,070

Subtotal	325,052	3,989	329,041
Transfer to NPC regulatory asset	(197,998)	—	(197,998)
Impairment loss	(11,696)	—	(11,696)

Balance as of March 31, 2004	$115,358	$3,989	$119,347

Goodwill Allocation to Reporting Units:
SPPC Nevada Electric	$96,470	$—	$96,470
SPPC GAS	18,888	—	18,888
TGPC	—	3,520	3,520
LOS	—	469	469

Balance as of March 31, 2004	$115,358	$3,989	$119,347

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12. DISPOSAL OF ASSETS

SPC was formed as a Nevada corporation in 1999 to identify and develop business opportunities in telecommunications services and infrastructure. SPC’s business activities have included the development of a fiber optic system extending between Salt Lake City, Utah and Sacramento, California and the development of Metro Area Networks (MAN) in Las Vegas and Reno, Nevada.

In keeping with management’s strategy to focus on its core utility business, SPR is pursuing the sale of SPC’s MAN assets. Management is negotiating with a single buyer who is proposing to purchase the MAN assets for cash. At this time, negotiations on the sale price continue, as such, management cannot determine whether we expect to realize a gain or loss from the sale of the assets. The sale is expected to be completed during the second quarter of 2004. The major classes of assets and liabilities expected to be included in the sale are disclosed below (dollars in thousands):

	March 31, 2004	December 31, 2003
Investments and other property, net	$6,351	$5,515
Current assets- Other	2,063	2,408

	$8,414	$7,923

Current liabilities	$277	$487
Deferred credits - Other	6,017	5,205

	$6,294	$5,692

NOTE 13. PENSION AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic pension and other postretirement costs for the three months ended March 31 follows. This summary is based on a September 30 measurement date (dollars in thousands):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$4,497	$3,802	$779	$614
Interest cost	7,568	7,350	2,382	2,221
Expected return on plan assets	(7,658)	(5,284)	(1,034)	(965)
Amortization of prior service cost	428	492	16	16
Amortization of transition obligation	—	—	242	242
Amortization of net (gain)/loss	2,243	2,522	1,157	717

Net periodic benefit cost	$7,078	$8,882	$3,542	$2,845

At the present time there is no change expected to the 2004 estimated employer contribution amounts disclosed in Note 13, Retirement Plan and Post-retirement Benefits, of Notes to Financial Statements in the 2003 10-K, as of December 31, 2003. The amounts previously disclosed in that report were $35.5 million for pension and $0.2 million for other postretirement benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The information in this Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify those statements that are forward-looking. These statements are based on management’s beliefs and assumptions and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of Sierra Pacific Resources (SPR), Nevada Power Company (NPC), or Sierra Pacific Power Company (SPPC) to differ materially from those contemplated in any forward-looking statement include, among others, the following:

(1)	a requirement to pay the judgment entered against NPC and SPPC (the Utilities) by the Bankruptcy Court overseeing Enron’s bankruptcy proceeding in favor of Enron, for payments allegedly due under terminated purchased power contracts;

(2)	unfavorable rulings in rate cases filed and to be filed by the Utilities with the Public Utilities Commission of Nevada (PUCN), including the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, and deferred natural gas costs recorded by SPPC for its gas distribution business;

(3)	the ability of SPR, NPC, and SPPC to access the capital markets to support their requirements for working capital and construction costs, particularly in the event of additional unfavorable rulings by the PUCN, and/or adverse developments with respect to the Utilities’ pending litigation and the Utilities’ power and fuel suppliers;

(4)	whether the Utilities will be able to continue to pay SPR dividends under the terms of their respective financing agreements, the Enron Bankruptcy Court’s order, their regulatory order, limitations imposed by the Federal Power Act and in the case of SPPC, under the terms of SPPC’s restated articles of incorporation;

(5)	whether suppliers, other than Enron, which have terminated their power supply contracts with NPC will be successful in pursuing their claims against NPC for liquidated damages under their power supply contracts;

(6)	whether the PUCN will issue favorable orders in a timely manner to permit the Utilities to borrow money and issue additional securities to finance the Utilities’ operations, and to purchase power and fuel necessary to serve their respective customers;

(7)	whether current suppliers of purchased power, natural gas or fuel to the Utilities will continue to do business with the Utilities and whether the Utilities will have sufficient liquidity to pay their respective power requirements if their current suppliers continue to require the Utilities to make pre-payments or more frequent payments on their power purchases;

(8)	whether SPPC will be successful in obtaining PUCN approval to recover the costs of the gasifier facility at the Piñon Pine Power Project in a current or future general rate case;

(9)	whether the Utilities will be able to continue to recover goodwill and other merger costs recorded in connection with the 1999 merger between SPR and NPC in future general rate cases;

(10)	wholesale market conditions, including availability of power on the spot market, which affect the prices the Utilities have to pay for power as well as the prices at which the Utilities can sell any excess power;

(11)	the final outcome of NPC’s pending lawsuit in Nevada state court seeking to reverse portions of the PUCN’s 2002 order denying the recovery of NPC’s deferred energy costs;

(12)	whether the Utilities will be able, either through appeals of the Federal Energy Regulatory Commission (FERC) proceedings or negotiation, to obtain lower prices on the long-term purchased power contracts that they entered into during 2000 and 2001 that are priced above current market prices for electricity;

(13)	the effect that any future terrorist attacks, wars, threats of war, or epidemics may have on the tourism, gaming and mining industries in Nevada, particularly in Las Vegas, as well as on the economy in general;

(14)	unseasonable weather and other natural phenomena which, in addition to impacting the Utilities’ customers’ demand for power, can have potentially serious impacts on the Utilities’ ability to procure adequate supplies of fuel or purchased power to serve their respective customers and on the cost of procuring such supplies;

(15)	industrial, commercial, and residential growth in the service territories of the Utilities;

(16)	the loss of any significant customers;

(17)	the effect of existing or future Nevada, California, or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow additional customers to choose new electricity suppliers or change the conditions under which they may do so;

(18)	changes in the business or power demands of the Utilities’ major customers, particularly those engaged in gold mining or gaming, which may result in changes in the demand for services of the Utilities, including the effect on the Nevada gaming industry of the opening of additional Indian gaming establishments in California and other states;

(19)	changes in environmental regulations, tax, or accounting matters or other laws and regulations to which the Utilities are subject;

(20)	future economic conditions, including inflation or deflation rates and monetary policy;

(21)	financial market conditions, including changes in availability of capital or interest rate fluctuations;

(22)	unusual or unanticipated changes in normal business operations, including unusual maintenance or repairs; and

(23)	employee workforce factors, including changes in collective bargaining unit agreements, strikes, or work stoppages.

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

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations explains the general financial condition and the results of operations for Sierra Pacific Resources (SPR) and its two primary subsidiaries, Nevada Power Company (NPC) and Sierra Pacific Power Company (SPPC), collectively referred to as the “Utilities” (references to “we,” “us” and “our” refer to SPR and the Utilities collectively), and includes the following:

•	For each of SPR, NPC and SPPC:

•	Results of Operations

•	Analysis of Cash Flows

•	Liquidity and Capital Resources

•	Regulatory Proceedings (Utilities)

•	Recent Pronouncements

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

Significant Uncertainties

Management’s Discussion and Analysis of Financial Condition and Results of Operation in SPR’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) discussed in detail significant uncertainties that we were and continue to be challenged by. These uncertainties included:

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

Since the date of the filing of our 2003 10-K, SPR and the Utilities have made significant progress towards resolving a number of the uncertainties described above. Although SPR and the Utilities remain subject to significant risks and uncertainties, the following discussion describes the uncertainties as of May 5, 2004, and outlines the actions taken by us and recent events which have improved the outlook with respect to these uncertainties.

Enron Litigation

See Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies for further information regarding the Enron litigation.

On April 5, 2004, a hearing was held before the Bankruptcy Court overseeing the Enron bankruptcy proceedings to determine whether NPC and SPPC had the ability to post additional cash collateral into escrow in order to further stay the execution of Enron’s judgment against the Utilities. The parties entered into an agreement that provided for NPC to place an additional $25 million cash into the escrow account within 10 days of the order memorializing the stipulation, which amount would lower the principal amount of NPC’s General and Refunding Mortgage Bond currently held in escrow to secure a stay of the Judgment by a like amount. NPC paid the $25 million on April 16, 2004 as agreed upon. In addition, Enron agreed not to request any additional cash to be placed into escrow during the pendency of the Utilities’ appeal of the Judgment to the U.S. District Court of the Southern District of New York. The parties also agreed to request expedited treatment of the U.S. District Court appeal.

Although the agreement relieves the Utilities from the requirement to provide further collateral during the pendency of the Utilities’ appeal of the Judgment, it remains uncertain how the court will rule on the appeal. Further, if there is an adverse decision in the appeal, it is uncertain whether the Judgment would continue to be stayed pending further appeal.

At March 31, 2004, included in NPC’s and SPPC’s Consolidated Balance Sheets as “Contract termination liabilities,” are approximately $281 million and $105 million of charges, respectively, for terminated power supply contracts and associated interest. Correspondingly, pursuant to the deferred energy accounting provisions of AB 369, included in NPC and SPPC deferred energy balances as of March 31, 2004, are approximately $245 million and $84 million of charges, respectively, for recovery in rates in future periods associated with the terminated power supply contracts. If NPC and SPPC are required to pay part or all of the amounts accrued for, the Utilities will pursue recovery of the amounts through future deferred energy filings. To the extent that the Utilities are not permitted to recover any portion of these costs through a deferred energy filing, the amounts not permitted would be charged as a current operating expense. A significant disallowance of these costs by the PUCN could have a material adverse effect on the future financial position, results of operations, and cash flows of SPR, NPC, and SPPC.

Financing, Liquidity and Other Matters

NPC and SPPC anticipate capital requirements for construction costs in 2004 will be approximately $380 million and $107 million, respectively, which the Utilities expect to finance with internally-generated funds, including the recovery of deferred energy. NPC had $130 million of long-term debt which matured April 15, 2004. SPR, NPC and SPPC have been successful in refinancing maturing debt at more favorable interest rates and terms and NPC and SPPC also entered into revolving credit facilities to address their liquidity and financing uncertainties. The refinancings and credit facilities include:

•	In March 2004, SPR successfully repurchased approximately $174 million of its 8.75% Notes due 2005 through the issuance and sale of $335 million 8.625% Senior Notes due 2014. The payment of principal and interest for SPR’s remaining $126 million 8¾% Notes due 2005 have been provided for through the establishment of an escrow account with the remaining net proceeds from the sale of the 8.625% Senior Notes due 2014.

•	In April 2004, NPC refinanced $130 million of its 6.2% long-term debt that matured in April 2004 through the issuance and sale of its $100 million 6.5% Series I General and Refunding Mortgage Notes that will mature in April 2012.

•	In April 2004, SPPC refinanced $99 million of its 10.5% term loan that was to mature in October 2005 through the issuance and sale of its 6.25% Series H General and Refunding Mortgage Notes that will mature in April 2012.

•	In early May 2004, SPPC remarketed $80 million of Water Facilities Refunding Revenue Bonds which were subject to mandatory repurchase on May 3, 2004 and adjusted the rate on the bonds from their prior one year rate of 7.50% to a 5.0% rate in effect through July 1, 2009.

•	To support the Utilities power and natural gas purchase requirements at the onset of the summer 2004 season and for other general corporate and working capital purposes, NPC and SPPC replaced their receivables purchase facility with revolving credit facilities. The revolving credit facility offers the Utilities additional liquidity at more favorable rates than their receivables purchase facility.

The above financings significantly alleviate the Utilities’ short term financing concerns. However, if the Utilities have to pay significantly higher than expected prices for fuel and purchased power, if their suppliers require significant changes to their current payment terms, or if they do not have sufficient available liquidity to obtain fuel, purchased power and, for SPPC, natural gas, the Utilities may be required to issue or incur additional indebtedness, enter into additional liquidity facilities or utilize their revolving credit facilities.

As discussed in the 2003 10-K, SPR does not have any operations of its own and relies on dividends from the Utilities in order to satisfy its debt service obligations. SPR, on a stand-alone basis, had cash and cash equivalents of approximately $4.6 million at March 31, 2004, which does not include restricted cash and investments of $173 million. Of the $173 million restricted cash and investments, approximately $32 million consisted of collateral for payment of interest up to and including August 14, 2005 in connection with SPR’s 7.25% Convertible Notes due 2010 and approximately $141 million represented proceeds from the issuance of SPR’s 8 5/8% Senior Unsecured Notes due 2014 that were deposited into an escrow account to satisfy SPR’s obligations on the remaining principal amount outstanding of SPR’s 8 ¾% Notes due 2005. See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt. SPR paid approximately $21.5 million of debt service obligations on its existing debt securities during the first quarter of 2004. Included in these payments was approximately $10.9 million previously provided for at the time the Convertible Notes were issued as discussed above. SPR has approximately $52.5 million payable of debt service obligations remaining during 2004. Approximately $18.1 million of SPR’s remaining debt service obligations in 2004 will be satisfied with cash included in SPR’s Restricted Cash balance as discussed above. Currently, SPR expects to meet its remaining debt service obligations for 2004 of approximately $34.4 million through the payment of dividends by the Utilities to SPR. In the event that NPC or SPPC is unable to pay dividends to SPR, SPR’s liquidity and cash flows would be adversely impacted. See Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions for a discussion of the dividend restrictions applicable to the Utilities.

Regulatory

NPC’s General Rate Case

NPC filed its biennial General Rate Case on October 1, 2003. NPC requested a $133 million increase in the revenue requirement for general rates. On March 24, 2004 the PUCN issued an order allowing $48 million of the $133 million rate increase requested by NPC. The general rate decision reflects the following significant items:

•	A Return on Equity (ROE) of 10.25%, and an overall Rate of Return (ROR) of 9.03%, an improvement over NPC’s current ROE and ROR, which are 10.1% and 8.37%, respectively. NPC had requested an ROE of 12.4% and ROR of 10.0%;

•	Approximately $7 million of the $8.8 million of goodwill and merger costs requested to be recovered annually over each of the next two years;

•	Approximately $21.4 million of generation divestiture costs to be recovered over an extended period of 8 years;

•	Approved the establishment of regulatory asset account to capture costs related to the shutdown of the Mohave Power Plant.

The PUCN removed from cost of service various items requested by NPC through its general rates filing including costs associated with NPC’s 2003 short-term incentive compensation plan and NPC’s request to earn a rate of return on the cash balances NPC must maintain to ensure sufficient liquidity to procure power. In addition, the PUCN’s decision provided for a decrease to NPC’s general rates to allow NPC’s customers to share the benefit of approximately $8.3 million per year for the next two years of gains from recent land sales by NPC.

On April 12, 2004, the Bureau of Consumer Protection (BCP) filed a petition with the PUCN requesting reconsideration of the PUCN’s decision regarding three issues: 1) income taxes and liberalized depreciation, 2) the recovery of merger costs and 3) the proper accounting treatment of rental revenue associated with a property sold by NPC.

On the same date, NPC filed a petition with the PUCN requesting clarification of the order with respect to the Commission’s decision to re-characterize $100 million of equity as debt to determine NPC’s capital structure for rate making purposes and clarification of the regulatory treatment of goodwill and other merger costs.

NPC’s Deferred Energy Case

On November 14, 2003, NPC filed an application with the PUCN seeking repayment for fuel and purchased power costs accumulated between October 1, 2002 and September 30, 2003. The application sought to establish a rate to collect accumulated purchased fuel and power costs of $93 million. On March 26, 2004, the PUCN granted approval for NPC to increase its going forward energy rate as filed, approved recovery for $89 million of its deferred balance, denied $4 million, and denied NPC’s request for a tax gross-up on the equity portion of carrying charges. Of the $4 million disallowed only $1.6 million was charged to income in the current period as the remaining amount had no impact on earnings or was charged to income in prior periods. The PUCN ordered the charge in going forward rates to take effect April 1, 2004 and delayed implementation of the deferred energy balance recovery until January 1, 2005, the time recovery of the 2001 deferred balance is expected to have been completed.

SPPC’s General Rate Case

SPPC filed its biennial general rate case on December 1, 2003, as required by law. SPPC requested an $87 million increase in the annual revenue requirement for general rates. On April 1, 2004, SPPC, the Staff of the Public Utilities

Commission of Nevada and other interveners in SPPC’s 2003 general rate case negotiated a settlement agreement that resolves most of the issues in the revenue requirement and cost of capital portions of SPPC’s case. The proposed agreement, which is subject to approval by the PUCN, includes the following provisions:

•	SPPC would receive a $40 million increase in annual rates.

•	SPPC would be allowed a Return on Equity (ROE) of 10.25%, and an overall Rate of Return (ROR) of 9.26%, an improvement over SPPC’s current ROE and ROR, which are 10.17% and 8.61%, respectively. SPPC had sought an ROE of 12.4% and ROR of 10.03%.

•	The agreement accepts SPPC’s requested accounting treatment as filed in its application for purposes of recording revenues, expenses and assets with the following exception. Accounting issues that are common to SPPC’s general rate case and NPC’s general rate case that was decided by the PUCN on March 26, 2004, in Docket No. 03-10001, would be treated as set forth in the PUCN’s Order on NPC’s general rate case, except for merger costs. The accounting treatment for merger costs and goodwill established in the NPC decision will apply to the recovery of these costs by SPPC, except that SPPC would include in rates 100% of the costs as filed until recovery is reset by the PUCN in SPPC’s next general rate application.

Not addressed by the stipulation is the potential inclusion in rates of all costs associated with the development and construction of the Piñon Pine generating facility. SPPC is seeking recovery of its investment of $95 million for costs associated with this facility over an extended period (between 10 and 25 years). If permitted, recovery of these costs would be in addition to the $40 million annual increase provided for by the agreement. The PUCN is expected to rule on these issues and the proposed stipulation in May 2004, with rates to be in effect June 1, 2004.

SPPC’s Deferred Energy Case

On January 14, 2004, SPPC filed an application with the PUCN seeking to clear approximately $42 million of deferred balances for fuel and purchased power costs accumulated between December 1, 2002, and November 30, 2003. The application requests an asymmetric amortization of the deferred energy balance that would result in recovery of $8 million in the first year, effective mid-July 2004, and $17 million for each of the two years thereafter. The request for resetting the Base Tariff Energy Rate would result in no change to the currently effective rate. Hearings are scheduled to begin June 14, 2004 and the PUCN is expected to rule on this filing in July 2004.

Management cannot predict the outcome of SPPC’s General Rate Case or Deferred Energy proceedings or the Utilities’ future deferred or general rate cases. Material disallowances of deferred energy costs would have a significant adverse effect on the Utilities’ financial condition and future results of operations, could cause additional downgrades of their securities by the rating agencies and make it significantly more difficult to finance operations and to buy fuel and purchased power from third parties.

Business Strategies

SPR and the Utilities are addressing the uncertainties of the Enron litigation, SPR’s ability to meet its debt service obligations through dividends from its subsidiaries, SPPC’s General Rate Case and Deferred Energy proceeding and any future regulatory proceedings by focusing on the following business strategies:

Enron Litigation

The Utilities are appealing the judgment of the Enron Bankruptcy Court to the U.S. District Court of the Southern District of New York. In addition, they continue to pursue their FERC Section 206 complaint against Enron. In the event the Utilities were to lose the pending appeal, management currently anticipates that the Utilities would file an appeal in the U.S. Court of Appeals for the Second Circuit and request that a stay be granted pending the second appeal. In connection with any subsequent appeal of the Judgment, the Utilities currently anticipate that they will assert that because of the full protection afforded Enron by the existing collateral, a further stay is warranted, without any material change to the collateral; however, there can be no assurances that either the U.S. District Court for the Southern District of New York or the U.S. Court of Appeals for the Second Circuit would continue to accept the Utilities’ General and Refunding Mortgage Bonds as sufficient collateral to support a stay of the Judgment pending further appeal.

Although management believes that the stay of execution of the Judgment will be continued during the appeal process and no further change will be made to the requirement to post cash collateral, management believes that the Utilities would have the means to meet a payment obligation on the Judgment. The Utilities expect to enter into a Remarketing Agreement with Enron and one or more investment banks as Remarketing Agent(s) to provide for the remarketing of the NPC’s $186 million General and Refunding Mortgage Bonds, Series H and SPPC’s $92 million General and Refunding Mortgage Bonds which are presently held in escrow. Although the terms of such a remarketing agreement are not final, management believes that the form of the final agreement will facilitate the successful remarketing of the Bonds to satisfy the Utilities’ payment obligations with respect to the Judgment. The Remarketing Agreement provides that upon the occurrence of certain events, such as the lifting of the stay of execution of the Judgment or if the Utilities lose their appeal and do not seek a stay of execution of the Judgment pending their further appeal, Enron has the option to require the initiation of a remarketing process with respect to the Bonds and will contain certain provisions that will provide the Utilities with flexibility to modify the terms of the Bonds to attempt a successful initial remarketing effort at the lowest possible interest rate to be determined by the Remarketing Agent(s).

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

Liquidity and Financing Matters

While the Utilities remain subject to a number of restrictions on their ability to pay dividends to SPR, management believes that these restrictions will not prohibit, and that the Utilities’ cash flows will be sufficient, to dividend amounts needed in order for SPR to meet its remaining debt service requirements for 2004.

Management believes the establishment of NPC’s and SPPC’s revolving credit facilities will alleviate their short-term liquidity concerns, including any higher than expected prices for fuel and purchased power or significant changes to their current payment terms.

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

Our planned strategies are designed to mitigate the risks related to the uncertainties of the Enron litigation, SPR’s ability to meet its debt service obligations through dividends from its subsidiaries, SPPC’s General Rate Case and Deferred Energy proceeding and any future regulatory proceedings. However, as discussed in SPR’s liquidity discussion, if the uncertainties discussed above are resolved adversely to the Utilities, SPR would likely experience one-time charges that would offset in whole or in part SPR’s earnings and gains and could result in significant losses to SPR. Adverse developments with respect to these uncertainties, could have a material adverse effect on SPR’s, NPC’s and SPPC’s financial condition and liquidity.

SIERRA PACIFIC RESOURCES

RESULTS OF OPERATIONS

Sierra Pacific Resources (Holding Company)

The Holding Company’s (stand alone) operating results included approximately $34.3 million and $20.1 million of interest costs for the three months ended March 31, 2004 and 2003, respectively from the issuance of debt and in 2004 the early termination of debt. The Holding Company’s consolidated operating results for the three months ended March 31, 2004, compared negatively to the same period in 2003, due to an unrealized gain of approximately $15.9 million on the derivative associated with the issuance of $300 million of convertible debt recorded in 2003 and by the following items recorded in 2004: an impairment of goodwill of approximately $11.7 million; the write-off of disallowed merger costs of approximately $5.9 million; and approximately $12.6 million of tender fees associated with the early extinguishment of SPR’s 8¾% Senior Unsecured Notes due 2005. (See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt for discussion on the early extinguishment of SPR’s 8¾% Senior Unsecured Notes).

Sierra Pacific Resources (Consolidated)

The operating results of SPR primarily reflect those of NPC and SPPC, discussed later.

During the three months ended March 31, 2004, SPR incurred a loss applicable to common stock of approximately $44.5 million compared to an approximate $11.2 million loss applicable to common stock for the same period in 2003. The increase in SPR’s consolidated loss during 2004 compared to 2003 was primarily due to (before income taxes):

•	an unrealized gain of approximately $15.9 million on the derivative instrument associated with the issuance of $300 million of convertible debt (See the 2003 10-K) recorded in the first quarter of 2003;

•	a non-cash goodwill impairment charge of approximately $11.7 million during 2004 (See Note 11 of the Condensed Notes to Consolidated Financial Statements, Goodwill);

•	a non-cash charge in 2004 to write-off disallowed merger costs of approximately $5.9 million; and

•	a charge of approximately $12.6 million during 2004 of tender fees associated with the early extinguishment of SPR’s 8¾% Senior Unsecured Notes due 2005. (See Note 6 of the Condensed Notes to Consolidated Financial Statements Long-Term Debt).

Neither SPR nor SPPC paid or declared a common dividend in the quarter ended March 31, 2004. NPC paid a common stock dividend of $5.7 million to its parent, SPR. On May 4, 2004 NPC declared a dividend of $14.4 million and SPPC declared $975,000 in dividends to holders of its preferred stock in the quarter ended March 31, 2004 and on May 4, 2004 declared an additional $975,000 in dividends to holders of its preferred stock.

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

ANALYSIS OF CASH FLOWS

SPR’s consolidated net cash flows decreased for the three months ended March 31, 2004 compared to the same period in 2003, as a result of a decrease in cash from operating activities and financing activities partially offset by less cash used in investing activities. Cash flows from operating activities decreased primarily as a result of a cash payment of $35 million to the Enron escrow account as required by the Enron Judgment, a decrease in collection of deferred energy costs for the three months ended March 31, 2004 as compared to the same period in 2003 due to the PUCN decision in NPC’s 2001 deferred energy rate case, that resulted in increased rates for the three months ended March 31, 2003. Cash flows from financing activities decreased in the first quarter of 2004 primarily as a result of the issuance of the Convertible Notes in the first quarter of 2003. Cash used in investing decreased primarily as a result of a decrease in construction activity in 2004.

LIQUIDITY AND CAPITAL RESOURCES (SPR CONSOLIDATED)

SPR, on a stand-alone basis, had cash and cash equivalents of approximately $4.6 million at March 31, 2004, which does not include restricted cash and investments of $173 million. Of the $173 million restricted cash and investments, approximately $32 million consists of collateral for payment of interest up to and including August 14, 2005 in connection with SPR’s 7.25% Convertible Notes due 2010 and approximately $141 million represents proceeds from the issuance of SPR’s 8 5/8% Senior Unsecured Notes due 2014 that were deposited into an escrow account to satisfy SPR’s obligations on the remaining principal amount outstanding of SPR’s 8 ¾% Notes due 2005. See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt. SPR paid approximately $21.5 million of debt service obligations on its existing debt securities during the first quarter of 2004. Included in these payments was approximately $10.9 million previously provided for at the time the Convertible Notes were issued as discussed above. SPR has approximately $52.5 million payable of debt service obligations remaining during 2004. Approximately $18.1 million of SPR’s remaining debt service obligations in 2004 will be satisfied with cash included in SPR’s Restricted Cash balance as discussed above. Currently, SPR expects to meet its remaining debt service obligations for 2004 of approximately $34.4 million through the payment of dividends by the Utilities to SPR. In the event that NPC or SPPC is unable to pay dividends to SPR, SPR’s liquidity and cash flows would be adversely impacted. See Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions for a discussion of the dividend restrictions applicable to the Utilities.

Dividends from Subsidiaries

Since SPR is a holding company, substantially all of its cash flow is provided by dividends paid to SPR by NPC and SPPC on their common stock, all of which is owned by SPR. Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay and to a federal statutory limitation on the payment of dividends. In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid. The specific restrictions on dividends contained in agreements to which NPC and SPPC are party, as well as specific regulatory limitations on dividends, are summarized below.

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

•	NPC’s 10 7/8% General and Refunding Mortgage Notes, Series E, due 2009, which were issued on October 29, 2002, NPC’s 9% General and Refunding Mortgage Notes, Series G, due 2013, which were issued on August 13, 2003, NPC’s General and Refunding Mortgage Bond, Series H, which was issued December 4, 2003, and NPC’s 6½% General and Refunding Mortgage Notes, Series I, due 2012, which were issued on April 7, 2004, and NPC’s Revolving Credit Facility, which was established on May 4, 2004, limit the amount of payments in respect of common stock that NPC may pay to SPR. However, that limitation does not apply to payments by NPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR’s indebtedness and payment obligations on account of SPR’s Premium Income Equity Securities (PIES)) provided that:

•	those payments do not exceed $60 million for any one calendar year,

•	those payments comply with any regulatory restrictions then applicable to NPC, and

•	the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

The terms of the Notes, the Bond and the Revolving Credit Facility also permit NPC to make payments to SPR in excess of the amounts payable discussed above in an aggregate amount not to exceed:

(1)	under the Series E Notes, $15 million from the date of the issuance of the Series E Notes, and

(2)	under the Series G and Series I Notes and the Series H Bond, and the Revolving Credit Facility, $25 million from the date of the issuance of the Series G and Series I Notes and the Series H Bond and the establishment of the Revolving Credit Facility, respectively.

In addition, NPC may make payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

•	there are no defaults or events of default with respect to the Series E, G, and I Notes or the Series H Bond or the Revolving Credit Facility,

•	NPC has a ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four full fiscal quarters immediately preceding the payment date of at least 2 to 1, and

•	the total amount of such dividends is less than:

•	the sum of 50% of NPC’s consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the applicable series of Notes or Credit Facility, plus

•	100% of NPC’s aggregate net cash proceeds from contributions to its common equity capital or the issuance or sale of certain equity or convertible debt securities of NPC, plus

•	the lesser of cash return of capital or the initial amount of certain restricted investments, plus

•	the fair market value of NPC’s investment in certain subsidiaries.

If NPC’s Series E Notes, Series G Notes, Series I Notes or Series H Bond are upgraded to investment grade by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Group, Inc. (S&P), these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes or the Bond remains investment grade.

•	The terms of NPC’s preferred trust securities provide that no dividends may be paid on NPC’s common stock if NPC has elected to defer payments on the junior subordinated debentures issued in conjunction with the preferred trust securities. At this time, NPC has not elected to defer payments on the junior subordinated debentures.

Dividend Restrictions Applicable to Sierra Pacific Power Company

•	SPPC’s 6¼% General and Refunding Mortgage Notes, Series H, due 2012, which were issued on April 16, 2004 and SPPC’s Revolving Credit Facility, which was established on May 4, 2004, limit the amount of payments in respect of common stock that SPPC may pay to SPR. However, that limitation does not apply to payments by SPPC to enable SPR to pay its reasonable fees and expenses (including, but not limited to, interest on SPR’s indebtedness and payment obligations on account of SPR’s Premium Income Equity Securities (PIES)) provided that:

•	those payments do not exceed $50 million for any one calendar year,

•	those payments comply with any regulatory restrictions then applicable to SPPC, and

•	the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four full fiscal quarters immediately preceding the date of payment is at least 1.75 to 1.

The terms of the Notes and the Revolving Credit Facility also permit SPPC to make payments to SPR in excess of the amounts payable discussed above in an aggregate amount not to exceed $25 million from the date of the issuance of the Series H Notes and the establishment of the Revolving Credit Facility, respectively.

In addition, SPPC may make payments to SPR in excess of the amounts described above so long as, at the time of payment and after giving effect to the payment:

•	there are no defaults or events of default with respect to the Series H Notes or the Revolving Credit Facility,

•	SPPC has a ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four full fiscal quarters immediately preceding the payment date of at least 2 to 1, and

•	the total amount of such dividends is less than:

•	the sum of 50% of SPPC’s consolidated net income measured on a quarterly basis cumulative of all quarters from the date of issuance of the Notes or the establishment of the Revolving Credit Facility, plus

•	100% of SPPC’s aggregate net cash proceeds from contributions to its common equity capital or the issuance or sale of certain equity or convertible debt securities of SPPC, plus

•	the lesser of cash return of capital or the initial amount of certain restricted investments, plus

•	the fair market value of SPPC’s investment in certain subsidiaries.

If SPPC’s Series H Notes are upgraded to investment grade by both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Rating Group, Inc. (S&P), these restrictions will be suspended and will no longer be in effect so long as the Notes remains investment grade.

•	SPPC is currently in the process of amending its General and Refunding Mortgage Bond, Series E, which was issued on December 4, 2003 to an escrow agent to secure the stay of execution of the Enron judgment. Once amended, the restrictive covenants set forth in the Series E Bond will be substantially similar to the restrictive covenants in SPPC’s revolving credit facility. The Series E Bond currently contains restrictive covenants substantially similar to those found in SPPC’s now terminated Term Loan facility.

•	SPPC’s Articles of Incorporation contain restrictions on the payment of dividends on SPPC’s common stock in the event of a default in the payment of dividends on SPPC’s preferred stock. SPPC’s Articles also prohibit SPPC from declaring or paying any dividends on any shares of common stock (other than dividends payable in shares of common stock), or making any other distribution on any shares of common stock or any expenditures for the purchase, redemption, or other retirement for a consideration of shares of common stock (other than in exchange for or from the proceeds of the sale of common stock) except from the net income of SPPC, and its predecessor, available for dividends on common stock accumulated subsequent to December 31, 1955, less preferred stock dividends, plus the sum of $500,000. At the present time, SPPC believes that these restrictions do not materially limit its ability to pay dividends and/or to purchase or redeem shares of its common stock.

Dividend Restrictions Applicable to Both Utilities

•	On March 31, 2004, the PUCN issued an order in connection with its authorization of the issuance of long-term debt securities by NPC. On April 8, 2004, the PUCN issued an order in connection with its authorization of the issuance of long-term debt securities by SPPC. These PUCN orders, for NPC Docket 04-1014 and SPPC Docket 03-12030, permit NPC and SPPC to annually dividend an aggregate of either SPR’s actual cash requirements for debt service, or $70 million, whichever is less. These orders, in conjunction with earlier orders on this issue, also provide that the dividend limitation may be reviewed in a subsequent application to grant short-term debt authority and that, in the event that circumstances change in the interim, either NPC or SPPC may petition the PUCN to review the dollar limitation.

•	The Utilities are subject to the provision of the Federal Power Act, as applied to their particular circumstances, that states that dividends cannot be paid out of funds that are properly included in their capital account. Although the meaning of this provision is unclear, the Utilities believe that the Federal Power Act restriction, as applied to their particular circumstances, would not be construed or applied by the FERC to prohibit the payment of dividends for lawful and legitimate business purposes from current year earnings, or in the absence of current year earnings, from other/additional paid-in capital accounts. If, however, the FERC were to interpret this provision differently, the ability of the Utilities to pay dividends to SPR could be jeopardized.

•	On November 6, 2003, the Bankruptcy Court issued an order staying execution pending appeal of the September 26, 2003 judgment entered in favor of Enron against the Utilities. One of the conditions of the stay order is that the Utilities cannot pay dividends to SPR other than for SPR’s current operating expenses and debt payment obligations. The Utilities have the right to seek modification of the conditions of the stay if there is a material change in the facts upon which the stay order is based.

Assuming that NPC and SPPC meet the requirements to pay dividends under the Federal Power Act and that any dividends paid to SPR are for SPR’s debt service obligations and current operating expenses, the most restrictive of the dividend restrictions applicable to the Utilities individually can be found for NPC, in NPC’s Series E Notes and, for SPPC, in SPPC’s Series H Notes and Revolving Credit Facility. The dividend restriction in the PUCN order is the most restrictive provision applicable to both Utilities and may be more restrictive than the individual dividend restrictions if dividends are paid from both Utilities because the PUCN dividend restriction of either SPR’s actual cash requirements for debt service, or $70 million, whichever is less, is less than the aggregate amount of the Utilities’ most restrictive individual dividend restrictions.

Accounts Receivable Facility

On October 29, 2002, NPC and SPPC established accounts receivable purchase facilities of up to $125 million and $75 million, respectively. On May 4, 2004, NPC and SPPC delivered a notice of termination of their accounts receivable facilities in connection with the closing of their revolving credit facilities. The termination will be effective on or about May 19, 2004.

Financing Transactions (SPR – Holding Company)

On March 19, 2004, SPR issued and sold $335 million of its 8 5/8% Senior Unsecured Notes due March 15, 2014. The bonds were issued with registration rights. The proceeds of the issuance were used to fund the repurchase of approximately $174 million in principal amount of SPR’s 8¾% Notes due 2005 at a price equal to approximately 107.225% of the principal amount thereof that were tendered pursuant to SPR’s tender offer. The tender fees associated with the early extinguishment of these notes was approximately $12.6 million. The balance of the net proceeds have been temporarily invested in cash equivalents and investments and placed into an escrow account to satisfy SPR’s obligations on the remaining principal amount outstanding of SPR’s 8¾% Notes due 2005.

The terms of the SPR Senior Notes restrict SPR and any of its Restricted Subsidiaries (NPC and SPPC) from incurring any additional indebtedness unless:

(1)	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPR’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

(2)	the debt incurred is specifically permitted under the terms of the Senior Notes, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit supporting SPR’s or any Restricted Subsidiary’s obligations to energy suppliers, or

(3)	indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan or SPPC’s 2004 Integrated Resource Plan.

If these Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes remains investment grade.

Among other things, the SPR Notes also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of SPR or any of its Restricted Subsidiaries, the holders of these securities are entitled to require that SPR repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Cross Default Provisions

Certain financing agreements of SPR and the Utilities contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of SPR and the Utilities to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event, during which time SPR or the Utilities may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in SPR’s and the Utilities’ various financing agreements are briefly summarized below:

•

The indentures pursuant to which SPR issued its 7.25% Convertible Notes due 2010 and its 8 5/8% Senior Notes due 2014 provides for an event of default if SPR or any of its significant subsidiaries (NPC and SPPC) fails to pay indebtedness in excess of $10 million or has any indebtedness of $10 million or more accelerated and declared due and payable for so long as the 7.25% Convertible Notes are outstanding;

•	NPC’s General and Refunding Mortgage Indenture, under which NPC has $1.3 billion of securities outstanding as of March 31, 2004, provides for an event of default if a matured event of default under NPC’s First Mortgage Indenture occurs;

•	The terms of NPC’s Series E Notes, Series G Notes, Series I Notes, Series H Bond and revolving credit facility provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by NPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of each series of Notes the Bonds and the Lenders under the revolving credit facility to require NPC to redeem their series of Notes or the Bonds, including the Bond supporting the revolving credit facility at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding noteholders for such series of Notes or Bonds;

•	SPPC’s General and Refunding Mortgage Indenture, under which SPPC has $591 million of securities outstanding as of March 31, 2004, provides for an event of default if a matured event of default under SPPC’s First Mortgage Indenture occurs;

•	The terms of SPPC’s Series H Notes, Revolving Credit Facility and, upon amendment, Series E Bond provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by SPPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of the Series H Notes, the Series E Bond and the Lenders under the revolving credit facility to require SPPC to redeem their series of Notes or Bonds, including the Bond supporting the revolving credit facility at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding noteholders for such series of Notes or Bonds.

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

The terms of NPC’s $250 million Series E, $350 million Series G and $130 million Series I General and Refunding Mortgage Notes, $235 million Series H General and Refunding Mortgage Bond and Revolving Credit Facility, provide for an event of default if a final, unstayed judgment in excess of $15 million is rendered against NPC and remains undischarged for 60 days. Since the Series E, Series G and Series I Notes and Series H Bond were issued under NPC’s General and Refunding Mortgage Indenture and NPC’s revolving credit facility is supported by a General and Refunding Mortgage Bond, a default under any of the Series E, Series G and Series I Notes, Series H Bond and Revolving Credit Facility, will trigger a default under NPC’s General and Refunding Mortgage Indenture.

In addition, a matured event of default under NPC’s First Mortgage Indenture will trigger a default under NPC’s General and Refunding Mortgage Indenture. Upon a matured event of default under the NPC’s General and Refunding Mortgage Indenture, the trustee or the holders of 33% of the General and Refunding Mortgage securities outstanding may declare the principal and accrued interest of the approximately $1.3 billion of outstanding General and Refunding Mortgage securities as of March 31, 2004, immediately due and payable.

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

Sierra Pacific Power Company

SPPC is currently in the process of amending its General and Refunding Mortgage Bond, Series E, which was issued on December 4, 2003 to an escrow agent to secure the stay of execution of the Enron judgment. Once amended, the restrictive covenants set forth in the Series E Bond will be substantially similar to the restrictive covenants in SPPC’s revolving credit facility. The Series E Bond currently contains restrictive covenants substantially similar to those found in SPPC’s now-terminated Term Loan facility.

SPPC’s $103 million Series E Bond, Series H Notes and Revolving Credit Facility provide for an event of default if a judgment of $15 million or more is entered against SPPC and such judgment is not paid, discharged, or stayed for a period of 60 days. The Notes, the Bond and revolving credit facility also prohibit the creation or existence of any liens on SPPC’s properties except for liens specifically permitted under the terms of Notes, the Bond or revolving credit facility.

Since the Series E Bond, Series H Notes and revolving credit facility were issued under SPPC’s General and Refunding Mortgage Indenture and SPPC’s revolving credit facility is supported by a General and Refunding Mortgage Bond, a default under these Notes, the Bond or the revolving credit facility will trigger a default under SPPC’s General and Refunding Mortgage Indenture. In the event that a triggering event occurs that effectively accelerates the outstanding amounts due under the securities issued under the General and Refunding Mortgage Indenture, SPPC would likely be unable to continue to operate outside of bankruptcy.

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

Effect of Holding Company Structure

Currently, SPR (on a stand-alone basis) has a substantial amount of outstanding debt and other obligations including, but not limited to: $125.5 million of its unsecured 8¾% Senior Notes due 2005; $240 million of its unsecured 7.93% Senior Notes due 2007; $300 million of its 7¼% Convertible Notes due 2010; and $335 million of its unsecured 8 5/8% Senior Notes due 2014.

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

As of March 31, 2004, SPR, NPC, SPPC, and their subsidiaries had approximately $3.98 billion of debt and other obligations outstanding. Additionally, SPPC had $50.0 million of outstanding preferred stock. Although the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

During the three months ended March 31, 2004, there were no material changes, outside the ordinary course of SPR’s business, to contractual obligations as set forth in SPR’s 2003 10-K, other than the issuance of the $335 million 8 5/8% Senior Unsecured Notes due March 2014 and the repurchase of approximately $174 million in principal amount of SPR’s 8¾% Notes due 2005.

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

During the quarter ended March 31, 2004, NPC incurred a net loss of approximately $15.4 million compared to a net loss of approximately $15.2 million for the same period in 2003. NPC paid a common stock dividend of $5.7 million to its parent, SPR in the quarter ended March 31, 2004 and declared a dividend of $14.4 million on May 4, 2004.

The components of gross margin are (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Operating Revenues:
Electric	$326,533	$331,652	-1.5%
Energy Costs:
Purchased Power	127,531	119,257	6.9%
Fuel for Power generation	49,355	46,537	6.1%
Deferral of energy costs-disallowed	1,586	—	N/A
Deferral of energy costs-electric-net	43,318	72,785	-40.5%

	221,790	238,579	-7.0%

Gross Margin
Electric	$104,743	$93,073	12.5%

The causes for significant changes in specific lines comprising the results of operations for NPC are discussed below (dollars in thousands except for amounts per unit):

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Electric Operating Revenues:
Residential	$128,488	$121,707	5.6%
Commercial	75,254	74,917	0.4%
Industrial	94,398	92,388	2.2%

Retail	298,140	289,012	3.2%
Other	28,393	42,640	-33.4%

Total Revenues	$326,533	$331,652	-1.5%

Retail sales in thousands of megawatt-hours (MWh)	3,762	3,400	10.6%
Average retail revenue per MWh	$79.25	$85.00	-6.8%

NPC’s Electric Operating Revenues - Retail were slightly higher for the three months ended March 31, 2004, when compared to prior year, due to colder than normal winter weather and customer growth. The number of residential, commercial, and industrial customers increased by 5.0%, 5.0%, and 6.4%, respectively. This increase in retail revenues was partially offset by a decrease in retail rates in 2004 that was effective May 19, 2003, which was the result of NPC’s 2002 Deferred Energy Case. (refer to Regulatory Proceedings (Utilities), later).

The decrease in Electric Operating Revenues – Other for the three months ended March 31, 2004, compared to the same period in 2003, was primarily due to a decrease in the sales volumes for wholesale electric power to other utilities and a reduction in sales associated with risk management activities. See the 2003 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Energy Supply for a discussion of NPC’s purchased power procurement strategies.

Purchased Power

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Purchased Power	$127,531	$119,257	6.9%
Purchased Power in thousands of MWhs	2,361	2,271	4.0%
Average cost per MWh of Purchased Power	$54.02	$52.51	2.9%

NPC’s purchased power costs were slightly higher in 2004 compared to 2003 due to increases in prices and volumes. Average cost per MWh of purchased power increased primarily due to higher natural gas prices. This increase in MWhs was partially offset by a decrease in wholesale electric sales as discussed above in Electric Operating Revenues – Other.

Fuel For Power Generation

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Fuel for Power Generation	$49,355	$46,537	6.1%
Thousands of MWhs generated	1,788	1,875	-4.6%
Average cost per MWh of Generated Power	$27.60	$24.82	11.2%

NPC’s 2004 fuel expense increased 6.1% compared to 2003 primarily due to an increase in fuel costs, mainly in gas prices. This increase was offset by a decrease in overall MWhs generated as a result of scheduled plant maintenance.

Deferred Energy Costs - Net

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Deferred energy costs disallowed	$1,586	$—	N/A
Deferred energy costs - net	43,318	72,785	-40.5%

Deferred energy costs disallowed for the three months ended March 31, 2004, reflects the write-off of $1.6 million of deferred energy costs incurred during the twelve months ended September 30, 2003, that were disallowed by the PUCN in NPC’s 2003 deferred energy rate case in March 2004. See Regulatory, NPC’s 2003 Deferred Energy Rate Case.

Deferral of energy costs - net decreased for the three months ended March 31, 2004 compared to the same period last year as a result of actual fuel costs exceeding fuel and purchased power costs recovered through rates during the three months ended March 31, 2004. During periods when actual fuel and purchase power costs exceed amounts recovered through rates, the excess is shown as a reduction in costs. This decrease was partially offset by an increase in amortization of prior deferred costs pursuant to the PUCN decision in NPC’s 2002 deferred energy rate case that resulted in increased rates beginning May 19, 2003, as a result of the amortization.

See Critical Accounting Policies and Note 1, Summary of Significant Accounting Policies, of Notes to Financial Statements in the 2003 10-K for more information regarding deferred energy accounting.

Allowance For Funds Used During Construction (AFUDC)

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Allowance for other funds used during construction	$657	$1,158	-43.3%
Allowance for borrowed funds used during construction	$930	$1,056	-11.9%

	$1,587	$2,214	-28.3%

AFUDC for NPC is lower 2004 compared to 2003 as a result of a decrease in the Construction Work in Progress (CWIP) balance on which AFUDC is calculated. The decrease is primarily due to the Crystal 500KV Sub Expansion placed in service in the first quarter of 2004, thereby reducing the CWIP balance and for the three months ended March 31, 2003, included in the CWIP balance were several projects related to the Centennial project increasing AFUDC in 2003. Both of these events caused a substantial decrease in the CWIP balance for 2004.

Other (Income) and expenses

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Other operating expense	$39,722	$40,540	-2.0%
Maintenance expense	$19,956	$13,537	47.4%
Depreciation and amortization	$28,739	$25,907	10.9%
Income tax benefits	$(11,453)	$(10,548)	8.6%
Interest charges on long-term debt	$37,151	$34,012	9.2%
Interest charges-other	$4,587	$6,080	-24.6%
Disallowed merger costs	$3,961	$—	N/A
Other income	$(5,740)	$(3,455)	66.1%
Income taxes - other income and expense	$1,988	$2,514	-20.9%

Other operating expense for the three-month period ending March 31, 2004 was comparable to the same period in 2003.

Maintenance costs for the three-month period ending March 31, 2004 increased from the prior year due to the timing of scheduled plant maintenance at Clark Station and Reid Gardner.

Depreciation and amortization expense increased in the first quarter of 2004 compared to the same period in 2003 primarily as a result of increases to plant-in-service and an increase in depreciation attributable to several large Centennial related projects being placed in service in April 2003.

NPC’s Income tax benefit for the quarter ended March 31, 2004, increased, compared to the same period in 2003, due primarily as a result of a reduction of estimated taxes payable.

Interest charges on Long-Term Debt for the quarter ended March 31, 2004 increased over the comparable period in 2003 due primarily to the issuance in August 2003 of $350 million General and Refunding Bonds at an interest rate of 9.00%. Debt redemptions, that resulted in lower interest charges, in September 2003 of $210 million and $140 million slightly offset this increase. See Note 6 of the Condensed Notes to Consolidated Financial Statements, Long-Term Debt for additional information regarding long-term debt.

Interest charges-other for the quarter ended March 31, 2004 decreased, compared to the same period 2003, due primarily to a decrease in charges related to credit facilities and to decreased interest charges related to terminated power and fuel contracts. An increase in debt expense related to increased debt partially offset the decreases. (Refer to Liquidity and Capital Resources for further discussion of power and fuel contracts and the credit facilities).

Disallowed merger costs expense includes the write-off of costs that resulted from the July 28, 1999 merger between SPR and NPC which were determined to be not recoverable through rates in the March 26, 2004, PUCN decision on NPC’s 2003 general rate case. The PUCN decision permitted substantially all of the merger costs that NPC requested recovery of except for a 20% reduction in goodwill costs that were to be amortized over the next two years. Also included in the write-off, are merger costs allocable to non-Nevada jurisdictional sales that NPC has determined will not be recovered in rates. See Regulatory Proceedings—Nevada Power Company 2003 General Rate Case and Note 11 in the Condensed Notes to Consolidated Financial Statements, Goodwill for additional information regarding NPC’s recovery of merger costs.

NPC’s Other income increased for the quarter ended March 31, 2004, compared to the same period in 2003 due to continued gains from the disposition of non-utility property; increased interest income from temporary investments and carrying charges related to NPC’s Demand Side Management activities and divestiture costs ordered by the PUCN, and increased lease revenues added to the increase during 2004.

Income Taxes-Other Income and Expense decreased for the quarter ended March 31, 2004 compared to the same quarter in 2003 due to an increase in other non-operating expenses.

ANALYSIS OF CASH FLOWS

NPC’s cash flows were less during the three months ended March 31, 2004, compared to the same period in 2003 resulting primarily from decreases in cash flows from operating activities partially offset by a decrease in cash used from investing activities. The decrease in cash from operating activities is primarily due to the cash payment of $24 million to the Enron escrow account, a decrease in collection of deferred energy costs for the three months ended March 31, 2004 compared to the same period 2003 due to the PUCN decision in NPC’s 2001 deferred energy rate case, that resulted in increased rates for the three months ended March 31, 2003. See Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies. Cash used in investing activities decreased mainly due to a decrease in utility construction.

LIQUIDITY AND CAPITAL RESOURCES

NPC had cash and cash equivalents of approximately $126 million at March 31, 2004.

As discussed in Construction Expenditures and Financing and Contractual Obligations in the 2003 10-K, NPC anticipates capital requirements for construction costs in 2004 will be approximately $381 million which NPC expects to finance with internally generated funds, including the recovery of deferred energy.

Accounts Receivable Facility

On October 29, 2002, NPC established an accounts receivable purchase facility of up to $125 million. On May 4, 2004, NPC delivered a notice of termination of its accounts receivable facility in connection with the closing of its revolving credit facility. The termination will be effective on or about May 19, 2004. See Financing Transactions.

Mortgage Indentures

NPC’s Indenture of Mortgage, dated as of October 1, 1953, between NPC and Deutsche Bank Trust Company Americas (the “First Mortgage Indenture”), creates a first priority lien on substantially all of NPC’s properties. As of March 31, 2004, $372.5 million of NPC’s first mortgage bonds were outstanding. In connection with the issuance of its Series E, Series G and Series I Notes NPC agreed that it would not issue any more first mortgage bonds.

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

NPC’s General and Refunding Mortgage Indenture creates a lien on substantially all of NPC’s properties in Nevada that is junior to the lien of the first mortgage indenture. As of March 31, 2004, $1.3 billion of NPC’s General and Refunding Mortgage securities were outstanding. As of May 4, 2004 there were $1.4 billion of NPC’s General and Refunding Mortgage securities outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of:

(1)	70% of net utility property additions,

(2)	the principal amount of retired General and Refunding Mortgage Bonds, and/or

(3)	the principal amount of first mortgage bonds retired after October 19, 2001.

On the basis of (1), (2) and (3) above, as of March 31, 2004, NPC had the capacity to issue approximately $753.2 million of additional General and Refunding Mortgage securities. As of May 4, 2004, NPC had the capacity to issue approximately $678.2 million of additional General and Refunding Mortgage securities.

Although NPC has substantial capacity to issue additional General and Refunding Mortgage securities on the basis of property additions and retired securities, the financial covenants contained in the Series E, Series G and Series I Notes, the Series H Bond and the Revolving Credit Facility limit the amount of additional indebtedness that NPC may issue and the reasons for which such indebtedness may be issued.

NPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent NPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of securities issuable under that indenture.

Financing Transactions

General and Refunding Mortgage Notes, Series I

On April 7, 2004, NPC issued and sold $130 million of its 6½% General and Refunding Mortgage Notes, Series I, due 2012. The Series I Notes were issued with registration rights. The proceeds of the issuance were used to pay off $130 million aggregate principal amount of the NPC’s 6.20% Series B, Senior Notes due April 15, 2004. The Series I Notes will mature April 15, 2012.

The Series I Notes, similar to the earlier Series E and Series G Notes, limit the amount of payments in respect of common stock dividends that NPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The terms of the Series I Notes, as with the Series E Notes, Series G Notes and Series H Bond, also restrict NPC from incurring any additional indebtedness unless:

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

(3)	in the case of the Series I Notes and Series G Notes and the Series H Bond, indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan.

If NPC’s Series I Notes, Series E Notes, Series G Notes or Series H Bond are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes or the Bond remains investment grade.

Among other things, the Series I Notes, Series E Notes, Series G Notes and Series H Bond also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of NPC, the holders of these securities are entitled to require that NPC repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Revolving Credit Facility

On May 4, 2004, NPC established a $100 million Revolving Credit Facility maturing May 4, 2009. This facility is supported by the issuance of the General and Refunding Mortgage Bond, Series J, due 2009. The Revolving Credit Facility replaces the previous Accounts Receivable Credit Facility, which terminated on or about May 19, 2004.

NPC may, from time to time, access this facility for loans in increments of $1 million up to the limit of the facility. The rate for outstanding loans will be the Eurodollar Rate then in effect, plus an applicable margin of 2.5%.

This Revolving Credit Facility, similar to earlier General and Refunding Mortgage Notes outlined below, contain various covenants and restrictions that are outlined below.

The Revolving Credit Facility limits the amount of payments in respect of common stock dividends that NPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The Revolving Credit Facility restricts NPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the applicable Notes or Bond, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support NPC’s obligations with respect to energy suppliers, or

3.	indebtedness incurred to finance capital expenditures pursuant to NPC’s 2003 Integrated Resource Plan.

Among other things, the Revolving Credit Agreement also contains restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. There are also limitations on certain fundamental structural changes to NPC and limitations on the disposition of property.

Cross Default Provisions

Certain financing agreements of NPC contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of NPC and SPR to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event during which time, NPC or SPR may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in NPC’s various financing agreements are summarized below:

•	NPC’s General and Refunding Mortgage Indenture, under which NPC has $1.3 billion of securities outstanding as of March 31, 2004, provides for an event of default if a matured event of default under NPC’s First Mortgage Indenture occurs;

•	The terms of NPC’s Series E Notes, Series G Notes, Series I Notes, and revolving credit facility and, upon amendment, Series H Bond provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by NPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of the Series E Notes, Series G Notes, Series I Notes, Series H Bond and the Lenders under the revolving credit facility to require NPC to redeem their series of Notes or the Bonds, including the Bond supporting their revolving credit facility at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding noteholders for such series of Notes or Bonds;

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

The terms of NPC’s $250 million Series E, $350 million Series G and $130 million Series I General and Refunding Mortgage Notes, $235 million Series H General and Refunding Mortgage Bond and Revolving Credit Facility, provide for an event of default if a final, unstayed judgment in excess of $15 million is rendered against NPC and remains undischarged for 60 days. Since the Series E, Series G and Series I Notes and Series H Bond were issued under NPC’s General and Refunding Mortgage Indenture and NPC’s revolving credit facility is supported by a General and Refunding Mortgage Bond, a default under any of the Series E, Series G and Series I Notes, Series H Bond and Revolving Credit Facility, will trigger a default under NPC’s General and Refunding Mortgage Indenture.

In addition, a matured event of default under NPC’s First Mortgage Indenture will trigger a default under NPC’s General and Refunding Mortgage Indenture. Upon a matured event of default under the NPC’s General and Refunding Mortgage Indenture, the trustee or the holders of 33% of the General and Refunding Mortgage securities outstanding may declare the principal and accrued interest of the approximately $1.3 billion of outstanding General and Refunding Mortgage securities as of March 31, 2004, immediately due and payable.

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

Limitations on Indebtedness

The terms of NPC’s Series E Notes, which mature in 2009, NPC’s Series G Notes, which mature in 2013, NPC’s Series I Notes, which mature in 2012, NPC’s Series H Bond and NPC’s revolving credit facility restrict NPC from incurring any additional indebtedness unless:

(1)	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for NPC’s most recently ended four quarter period on a pro forma basis is at least 2. to 1, or

(2)	the debt incurred is specifically permitted, which includes limited amounts of debt with respect to certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, certain letters of credit issued to support NPC’s obligations with respect to energy suppliers, and for the Series G, Series I Notes, the Series H Bond and the revolving credit facility indebtedness to finance capital expenditures incurred pursuant to NPC’s 2003 IRP.

If NPC’s Series E Notes, Series G Notes, Series I Notes or the Series H Bond are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of securities remains investment grade.

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

During the three months ended March 31, 2004, there were no material changes, outside the ordinary course of NPC’s business, to contractual obligations as set forth in NPC’s 2003 10-K.

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

During the quarter ended March 31, 2004, SPPC recognized net income of approximately $7.7 million compared to $4.0 million for the same period in 2003. During the quarter ended March 31, 2004, SPPC declared $975,000 in dividends and on May 4, 2004 declared an additional $975,000 in dividends to holders of its preferred stock and neither declared nor paid dividends on its common stock, all of which is held by its parent, SPR.

The components of gross margin are (dollars in thousands):

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Operating Revenues:
Electric	$201,841	$205,454	-1.8%
Gas	59,476	64,617	-8.0%

	$261,317	$270,071	-3.2%

Energy Costs:
Purchased Power	$65,960	$87,178	-24.3%
Fuel for Power generation	53,802	33,676	59.8%
Deferral of energy costs-electric-net	4,571	11,402	-59.9%
Gas purchased for resale	47,917	42,334	13.2%
Deferral of energy costs-gas-net	(1,407)	10,803	-113.0%

	170,843	185,393	-7.8%

Energy Costs by Segment:
Electric	$124,333	$132,256	-6.0%
Gas	46,510	53,137	-12.5%

	$170,843	$185,393	-7.8%

Gross Margin by Segment:
Electric	$77,508	$73,198	5.9%
Gas	12,966	11,480	12.9%

	$90,474	$84,678	6.8%

Gross margin is presented by SPPC in order to provide information by segment that management believes aids the reader in determining how profitable the electric and gas businesses are at the most fundamental level. Gross margin provides a measure of income available to support the other operating expenses of the business and is utilized by management in its analysis of its business.

The causes for significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenues

	Three Months Ended March 31,
	2004	2003	Change from Prior year %
Electric Operating Revenues:
Residential	$62,960	$59,869	5.2%
Commercial	64,873	63,128	2.8%
Industrial	66,556	66,178	0.6%

Retail	194,389	189,175	2.8%
Other (1)	7,452	16,279	-54.2%

Total Revenues	$201,841	$205,454	-1.8%

Retail sales in thousands of
MWh	2,233	2,134	4.6%
Average retail revenue per MWh	$87.05	$88.65	-1.8%

(1)	Primarily Economy Energy and Firm Wholesale Sales, as discussed below

SPPC’s Electric Operating Revenues - Retail increased for the three months ending March 31, 2004 as compared to the same period in the prior year due to colder than normal temperatures in January 2004, increases in residential and commercial customers of 1.8% and 4.2%, respectively, an increase in California customer rates, and the reinstatement of the Energy Cost Adjustment Clause (ECAC) for deferred energy effective January 16, 2004, as a result of SPPC’s General Rate Case. Offsetting these increases was a decrease in energy related rates effective June 1, 2003 as a result of SPPC’s Purchased Gas Adjustment filing.

The decrease in Electric Operating Revenues-Other for the three month period ended March 31, 2004, compared to the same period in 2003 was primarily due to the decrease in sales volume of wholesale electric power to other utilities and a reduction in sales associated with risk management activities. See the 2003 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Purchased Power Procurement, for a discussion of SPPC’s purchased power procurement strategies.

Gas Operating Revenues

	Three Months Ended March 31,
	2004	2003	Change from Prior year %
Gas Operating Revenues:
Residential	$31,386	$28,624	9.6%
Commercial	15,632	14,274	9.5%
Industrial	4,046	4,839	-16.4%

Retail revenue	51,064	47,737	7.0%
Wholesale revenue	7,612	16,377	-53.5%
Miscellaneous	800	503	59.0%

Total Revenues	$59,476	$64,617	-8.0%

Retail sales in thousands of decatherms	5,561	5,029	10.6%
Average retail revenues per decatherm	$9.18	$9.49	-3.3%

Residential and commercial gas revenues increased for the three months ending March 31, 2004 primarily due to colder than normal temperatures in January 2004, partially offset by warmer temperatures in February and March 2004.

Partially offsetting this increase was a decrease in energy related rates that became effective November 1, 2003. This decrease in the retail rates was the result of SPPC’s Purchased Gas Adjustment filing (see Regulatory Proceedings in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 10-K).

Wholesale gas revenues for the three months ending March 31, 2004 decreased from the same period in 2003 due to a reduction in wholesale natural gas prices partially offset by an increase in revenues from pipeline capacity sales.

Purchased Power

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Purchased Power:	$65,960	$87,178	-24.3%
Purchased Power in thousands of MWhs	1,204	1,593	-24.4%
Average cost per MWh of Purchased Power	$54.78	$54.73	0.1%

Purchased power costs decreased in 2004 due to lower volumes purchased due to SPPC satisfying more of its load requirements through its own generation. See Fuel for Power Generation that follows.

Fuel For Power Generation

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Fuel for Power Generation	$53,802	$33,676	59.8%
Thousands of MWh generated	1,187	963	23.3%
Average fuel cost per MWh of Generated Power	$45.33	$34.97	29.6%

Fuel for power generation costs increased in 2004 as compared to 2003 as a result of increased fuel prices and an increase in internally generated power. The increase in internally generated power is due to less plant maintenance in the first quarter of 2004 compared to the first quarter of 2003.

Gas Purchased for Resale

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Gas Purchased for Resale	$47,917	$42,334	13.2%
Gas Purchased for Resale (in thousands of decatherms)	7,229	7,621	-5.1%
Average cost per decatherm	$6.63	$5.55	19.5%

The cost of gas purchased for resale increased in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher gas prices. This increase was partially offset, by a decrease in wholesale gas sales from the first quarter of 2003 compared to the first quarter of 2004.

Deferred Energy Costs

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Deferred energy costs – electric – net	$4,571	$11,402	-59.9%
Deferred energy costs - gas - net	(1,407)	10,803	-113.0%

Total	$3,164	$22,205

The decrease in deferred energy costs - electric - net for the three months ended March 31, 2004, compared to the same period in 2003, is due to actual fuel and purchased power costs exceeding recovery of fuel and purchased power costs through current rates, as well as a decrease in the amortization of prior deferred energy costs. During periods when actual fuel and purchase power costs exceed amounts recovered through rates, the excess is shown as a reduction in costs.

SPPC’s Deferred energy costs - gas - net decreased for the three months ended March 31, 2004, primarily as a result of lower amortization of prior deferred energy costs in 2004 as compared with 2003 due to lower rates, as well as, an increase in the rate that actual natural gas costs exceeded recovery of natural gas costs through current rates.

Allowance For Funds Used During Construction (AFUDC)

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Allowance for other funds used during construction	$716	$602	18.9%
Allowance for borrowed funds used during construction	1,243	700	77.6%

	$1,959	$1,302	50.5%

AFUDC for SPPC is higher for the three-months ended March 31, 2004 compared to the same period in 2003 due to an increase in Construction Work-In-Progress (CWIP). Falcon-Gonder transmission related projects were the main contributors to higher CWIP balances in the first quarter of 2004.

Other (Income) and Expenses

	Three Months Ended March 31,
	2004	2003	Change from Prior Year %
Other operating expense	$30,811	$29,213	5.5%
Depreciation and amortization	$21,198	$19,706	7.6%
Income taxes	$876	$2,090	-58.1%
Interest charges-other	$2,157	$3,125	-31.0%
Interest accrued on deferred energy	$(1,154)	$(1,925)	-40.1%
Disallowed merger costs	$1,929	$—	N/A
Other expense	$1,313	$1,905	-31.1%
Income taxes - other income and expense	$(323)	$303	-206.6%

Other operating expense increased by several items, none of which were individually significant.

Depreciation and amortization were higher in the first quarter of 2004 compared to the same period in 2003 due to an increase in plant-in-service.

SPPC’s Income tax expense for the quarter ended March 31, 2004, decreased, compared to the same period in 2003, as a result of a reduction of estimated taxes payable. Partially offsetting this decrease in income taxes, was an increase in tax expense as a result of an increase in pretax income. The increase in pretax income resulted primarily from a decrease in operating expenses, primarily fuel expenses.

SPPC’s interest charges-other for the quarter ended March 31, 2004 decreased compared to the same period in 2003 due, primarily, to decreased interest charges related to terminated power and fuel contracts. Additionally, a decrease in charges related to credit facilities was partially offset by increased charges related to short-term debt. (Refer to Liquidity and Capital Resources for further discussion of power and fuel contracts and the credit facilities).

Interest accrued on deferred energy costs decreased for the quarter ended March 31, 2004 compared to the same period 2003 due to lower deferred fuel and purchased power balances during 2004. (Refer to Regulatory Proceedings (Utilities) for discussion of deferred energy issues).

Disallowed merger costs expense includes the write-off of costs that resulted from the July 28, 1999 merger between SPR and NPC, allocable to non-Nevada jurisdictional electricity sales, which were determined not to be recoverable in future rates. See Regulatory Proceedings (Utilities) – Sierra Pacific Power Company 2003 General Rate Case and Note 11 of the Condensed Notes to Consolidated Financial Statements, Goodwill for additional information regarding SPPC’s recovery of merger costs.

SPPC’s Other expense decreased for the quarter ended March 31, 2004 compared to the same period in 2003 due, primarily, to reductions in charges related to SPPC’s general office building and advertising and lobbying activities.

Income taxes – other income and expense recorded an income tax benefit for the quarter ended March 31, 2004 compared to an income tax expense recognized during the same period in 2003. The change resulted primarily from a decrease in interest and dividend income, and an increase in other non-operating expenses, resulting in a decrease in other income, for the same period in 2004.

ANALYSIS OF CASH FLOWS

SPPC’s cash flows during the three months ended March 31, 2004 compared to the same period in 2003 decreased as a result of a decrease in cash flows from operating activities and an increase in the use of cash from financing activities. This decrease was partially offset by a decrease in cash used in investing activities. Cash flows from operating activities decreased primarily as a result of the cash payment of $11 million to the Enron escrow account as required by the Enron Judgment and an increase in accounts receivable from affiliated companies. See Note 9 of the Condensed Notes to Consolidated Financial Statements, Commitments and Contingencies. Additionally, cash flows from operating activities were higher in 2003 due to an increase in collections of deferred energy balances. Cash flows used in financing activities increased due to the repayment of $25 million in short-term borrowing in March 2004. Cash flows from investing activities decreased primarily as a result of decreased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

SPPC had cash and cash equivalents of approximately $28 million at March 31, 2004.

As discussed in Construction Expenditures and Financing and Contractual Obligations in the 2003 10-K, SPPC anticipates capital requirements for construction costs during 2004 totaling approximately $107 million, which SPPC expects to finance with internally generated funds, including the recovery of deferred energy.

Credit Facilities

On October 29, 2002, SPPC established an accounts receivable purchase facility of up to $75 million. On May 4, 2004, SPPC delivered a notice of termination of its accounts receivable facility in connection with the closing of its revolving credit facility. The termination will be effective on or about May 19, 2004. See Financing Transactions.

Mortgage Indentures

SPPC’s First Mortgage Indenture creates a first priority lien on substantially all of SPPC’s properties in Nevada and California. As of March 31, 2004, $487.3 million of SPPC’s first mortgage bonds were outstanding. SPPC agreed in its General and Refunding Mortgage Indenture that it would not issue any additional first mortgage bonds.

SPPC’s General and Refunding Mortgage Indenture creates a lien on substantially all of SPPC’s properties in Nevada that is junior to the lien of the first mortgage indenture. As of March 31, 2004, $591.1 million of SPPC’s General and Refunding Mortgage bonds were outstanding. As of May 4, 2004 there were $642.3 million of SPPC’s General and Refunding Mortgage securities outstanding. Additional securities may be issued under the General and Refunding Mortgage Indenture on the basis of:

(1)	70% of net utility property additions,

(2)	the principal amount of retired General and Refunding Mortgage bonds, and/or

(3)	the principal amount of first mortgage bonds retired after April 8, 2002.

On the basis of (1), (2) and (3) above, as of March 31, 2004, SPPC had the capacity to issue approximately $370 million of additional General and Refunding Mortgage securities. As of May 4, 2004, SPPC had the capacity to issue approximately $318.8 million of additional General and Refunding Mortgage securities.

Although SPPC has substantial capacity to issue additional General and Refunding Mortgage securities on the basis of property additions and retired securities, the financial covenants contained in the Revolving Credit Facility limit the amount of additional indebtedness that SPPC may issue and the reasons for which such indebtedness may be issued.

SPPC also has the ability to release property from the liens of the two mortgage indentures on the basis of net property additions, cash and/or retired bonds. To the extent SPPC releases property from the lien of its General and Refunding Mortgage Indenture, it will reduce the amount of bonds issuable under that indenture.

Financing Transactions

General and Refunding Mortgage Notes, Series H

On December 22, 2003, SPPC issued and sold its $25 million General and Refunding Mortgage Notes, Series F, due March 31, 2004 in order to provide additional liquidity for SPPC’s fuel and power purchases during its 2003-2004 winter peak. The notes matured and were paid off on March 31, 2004.

On April 16, 2004, SPPC issued and sold $100 million of its 6¼% General and Refunding Mortgage Notes, Series H, due 2012. The Series H Notes were issued with registration rights. The proceeds of the issuance were used to pay off $99 million aggregate principal amount of SPPC’s Term Loan Agreement. The new Series H Notes will mature April 15, 2012.

The Series H Notes limit the amount of payments in respect of common stock dividends that SPPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The terms of the Series H Notes also restrict SPPC from incurring any additional indebtedness unless:

(1)	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

(2)	the debt incurred is specifically permitted under the terms of the Series H Notes, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support SPPC’s obligations with respect to energy suppliers, or

(3)	indebtedness incurred to finance capital expenditures pursuant to SPPC’s 2004 Integrated Resource Plan.

If SPPC’s Series H Notes are upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the Notes remain investment grade.

Among other things, the Series H Notes also contain restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. In the event of a change of control of SPPC, the holders of these securities are entitled to require that SPPC repurchase their securities for a cash payment equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Water Facilities Refunding Revenue Bonds

On May 3, 2004, SPPC’s $80 million Washoe County, Nevada, Water Facilities Refunding Revenue Bonds, Series 2001, were successfully remarketed. The interest rate on the bonds was adjusted from their prior one year 7.50% term rate to a 5.0% term rate for the period of May 3, 2004 to and including July 1, 2009. The bonds will be subject to remarketing on July 1, 2009. In the event that the bonds cannot be successfully remarketed on that date, SPPC will be required to purchase the outstanding bonds at a price of 100% of principal amount plus accrued interest. From May 3, 2004 to and including July 1, 2009, SPPC’s payment and purchase obligations in respect of the bonds are secured by SPPC’s $80 million General and Refunding Mortgage Note, Series J, due 2009.

Revolving Credit Facility

On May 4, 2004, SPPC established a $50 million Revolving Credit Facility maturing May 4, 2008. This facility is supported by the issuance of the General and Refunding Mortgage Bond, Series K, due 2008. This new Revolving Credit Facility replaces the previous Accounts Receivable Credit Facility, which will terminate on or about May 19, 2004, following the establishment of the new Revolving Credit Facility.

SPPC may, from time to time, access this facility for loans in increments of $1 million up to the limit of the facility. The rate for outstanding loans will be the Eurodollar Rate then in effect, plus an applicable margin of 2.5%.

This Revolving Credit Facility, similar to the earlier Series H General and Refunding Mortgage Note outlined below, contain various covenants and restrictions that are outlined below.

The Revolving Credit Facility limits the amount of payments in respect of common stock dividends that SPPC may pay to SPR. This limitation is discussed in Note 7 of the Condensed Notes to Consolidated Financial Statements, Dividend Restrictions.

The Revolving Credit Facility restricts SPPC from incurring any additional indebtedness unless:

1.	at the time the debt is incurred, the ratio of consolidated cash flow to fixed charges for SPPC’s most recently ended four quarter period on a pro forma basis is at least 2 to 1, or

2.	the debt incurred is specifically permitted under the terms of the revolving credit facility, which includes certain credit facility or letter of credit indebtedness, obligations incurred to finance property construction or improvement, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, hedging obligations, indebtedness incurred to support bid, performance or surety bonds, and certain letters of credit issued to support SPPC’s obligations with respect to energy suppliers, or

3.	indebtedness incurred to finance capital expenditures pursuant to SPPC’s 2004 Integrated Resource Plan.

Among other things, the Revolving Credit Agreement also contains restrictions on liens (other than permitted liens, which include liens to secure certain permitted debt) and certain sale and leaseback transactions. There are also limitations on certain fundamental structural changes to SPPC and limitations on the disposition of property.

SPPC is currently in the process of amending its General and Refunding Mortgage Bond, Series E, which was issued on December 4, 2003 to an escrow agent to secure the stay of execution of the Enron judgment. Once amended, the restrictive covenants set forth in the Series E Bond will be substantially similar to the restrictive covenants in SPPC’s revolving credit facility. The Series E Bond currently contains restrictive covenants substantially similar to those found in SPPC’s now-terminated Term Loan facility.

Cross Default Provisions

Certain financing agreements of SPPC contain cross-default provisions that would result in an event of default under such financing agreements if there is a failure under other financing agreements of SPPC and SPR to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Most of these default provisions (other than ones relating to a failure to pay other indebtedness) provide for a cure period of 30-60 days from the occurrence of a specified event during which time, SPPC or SPR may rectify or correct the situation before it becomes an event of default. The primary cross-default provisions in SPPC’s various financing agreements are briefly summarized below:

•

SPPC’s General and Refunding Mortgage Indenture, under which SPPC has $591.1 million of securities outstanding as of March 31, 2004, provides for an event of default if a matured event of default under SPPC’s First Mortgage Indenture occurs; and

The terms of SPPC’s Series H Notes, Revolving Credit Facility and, upon amendment, Series E Bond provide that a default with respect to the payment of principal, interest or premium beyond the applicable grace period under any mortgage, indenture or other security instrument, by SPPC or any of its restricted subsidiaries, relating to debt in excess of $15 million, triggers a right of the holders of the Series H Notes, the Series E Bond and the Lenders under the revolving credit facility to require SPPC to redeem their series of Notes or Bonds, including the Bond supporting the revolving credit facility at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest and liquidated damages, if any, upon notice given by at least 25% of the outstanding noteholders for such series of Notes or Bonds.

Judgment Related Defaults

SPPC is currently in the process of amending its General and Refunding Mortgage Bond, Series E, which was issued on December 4, 2003 to an escrow agent to secure the stay of execution of the Enron judgment. Once amended, the restrictive covenants set forth in the Series E Bond will be substantially similar to the restrictive covenants in SPPC’s revolving credit facility. The Series E Bond currently contains restrictive covenants substantially similar to those found in SPPC’s now-terminated Term Loan facility.

SPPC’s $103 million Series E Bond, Series H Notes and Revolving Credit Facility provide for an event of default if a judgment of $15 million or more is entered against SPPC and such judgment is not paid, discharged, or stayed for a period of 60 days. The Notes, the Bond and revolving credit facility also prohibit the creation or existence of any liens on SPPC’s properties except for liens specifically permitted under the terms of Notes, the Bond or revolving credit facility.

Since the Series E Bond, Series H Notes and revolving credit facility were issued under SPPC’s General and Refunding Mortgage Indenture and SPPC’s revolving credit facility is supported by a General and Refunding Mortgage Bond, a default under these Notes, the Bond or the revolving credit facility will trigger a default under SPPC’s General and Refunding Mortgage Indenture. In the event that a triggering event occurs that effectively accelerates the outstanding amounts due under the securities issued under the General and Refunding Mortgage Indenture, SPPC would likely be unable to continue to operate outside of bankruptcy.

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

Limitations on Indebtedness

The terms of SPPC’s Series E Bond, Series H Notes and revolving credit facility restrict SPPC from issuing additional indebtedness unless the debt issued is specifically permitted, which includes certain letter of credit indebtedness, certain capital lease obligations, indebtedness incurred to refinance existing indebtedness, certain intercompany indebtedness, certain letters of credit issued to support SPPC’s obligations with respect to energy suppliers, and a limited amount of general indebtedness.

If SPPC is unable to access the capital markets to issue additional indebtedness to support its operations, including the purchase of fuel and power, and to refinance its existing indebtedness, whether due to lack of access to the capital markets, lack of regulatory authority, and the restrictive covenants contained in its Series E Bond, Series H Notes and revolving credit facility, its ability to provide power and its financial condition will be adversely affected.

During the three months ended March 31, 2004, there were no material changes, outside the ordinary course of SPPC’s business, to contractual obligations as set forth in SPPC’s 2003 10-K.

REGULATORY PROCEEDINGS (UTILITIES)

The Utilities are subject to the jurisdiction of the PUCN and, in the case of SPPC, the California Public Utilities Commission (CPUC) with respect to rates, standards of service, siting of and necessity for, generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric distribution and transmission operations. NPC and SPPC submit Integrated Resource Plans (IRPs) to the PUCN for approval.

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

Nevada Matters

Nevada Power Company 2003 General Rate Case

NPC filed its biennial General Rate Case on October 1, 2003, as required by law. NPC’s analysis and presentation of the costs of providing electric service (exclusive of purchased fuel and purchased power) indicated that it is necessary to increase the revenue requirement for general rates by $142 million annually.

NPC updated the General Rate Case filing with its Certification filing dated December 14, 2003. The certification filing reduced NPC’s request from $142 million to $133 million. On March 26, 2004, the PUCN issued an order allowing $48 million of the $133 million rate increase requested by NPC. The general rate decision reflects the following significant items:

•	A Return on Equity (ROE) of 10.25%, and an overall Rate of Return (ROR) of 9.03%, an improvement over NPC’s current ROE and ROR, which are 10.1% and 8.37%, respectively. NPC had requested an ROE of 12.4% and ROR of 10.0%;

•	Approximately $7 million of the $8.8 million of goodwill and merger costs requested to be recovered annually over each of the next two years;

•	Approximately $21.4 million of generation divestiture costs to be recovered over an extended period of 8 years;

•	Approved the establishment of a regulatory asset account to capture costs related to the shutdown of the Mohave Power Plant

The PUCN removed from cost of service various items requested by NPC through its general rates filing including costs associated with NPC’s 2003 short-term incentive compensation plan and NPC’s request to earn a rate of return on the cash balances NPC must maintain to ensure sufficient liquidity to procure power. In addition, the PUCN’s decision provided for a decrease to NPC’s general rates to allow NPC’s customers to share the benefit of approximately $8.3 million per year for the next two years of gains from recent land sales by NPC.

On April 12, 2004, BCP filed a petition with the PUCN requesting reconsideration of the Commission’s decision regarding three issues: 1) income taxes and liberalized depreciation, 2) the recovery of merger costs and 3) the proper accounting treatment of rental revenue associated with a property sold by NPC.

On the same date, NPC filed a petition with the PUCN requesting clarification of the order with respect to the Commission’s decision to re-characterize $100 million of equity as debt to determine NPC’s capital structure for rate making purposes and clarification of the regulatory treatment of goodwill and other merger costs.

Nevada Power Company 2003 Deferred Energy Case

On November 14, 2003, NPC filed an application with the PUCN seeking repayment for purchased fuel and power costs accumulated between October 1, 2002 and September 30, 2003, as required by law. The application sought to establish a rate to collect accumulated purchased fuel and power costs of $93 million. On March 26, 2004, the PUCN granted approval for NPC to increase its going forward energy rate as filed, approved recovery for $89 million of its deferred balance, denied $4 million, and denied NPC’s request for a tax gross-up on the equity portion of carrying charges. Of the $4 million disallowed only $1.6 million was charged to income in the current period as the remaining amount had no impact on earnings or was charged to income in prior periods. The PUCN ordered the charge in going forward rates to take effect April 1, 2004 and delayed the implementation of the deferred energy balance recovery until January 1, 2005 when the 2001 deferred balance is expected to have been completed.

Nevada Power Company Additional Finance Authority

NPC Application for $230 Million Long-Term Debt Authority

On January 21, 2004, NPC filed an application with the PUCN for authority to issue secured long-term debt in an aggregate amount not to exceed $230 million through the period ending December 31, 2004. This authority was requested to allow for the refinancing of existing debt securities, as well as to provide additional liquidity to support utility operations. On March 31, 2004, the PUCN approved NPC’s financial application with a restriction on NPC’s ability to dividend funds up to SPR. The restriction does not prohibit NPC from paying dividends to SPR for amounts necessary for SPR to meet its future interest payment requirements. NPC has used the full amount of this long-term authority for the issuance of its $130 million 6½% General and Refunding Mortgage Notes, Series I, due 2012 and for its $100 million revolving credit facility.

Sierra Pacific Power Company 2003 General Rate Case

SPPC filed its biennial general rate case on December 1, 2003, as required by law. SPPC requested an $87 million increase in the annual revenue requirement for general rates. On April 1, 2004, SPPC, the Staff of the Public Utilities Commission of Nevada and other interveners in SPPC’s 2003 general rate case negotiated a settlement agreement that resolves most of the issues in the revenue requirement and cost of capital portions of SPPC’s case. The proposed agreement, which is subject to approval by the PUCN, includes the following provisions:

•	SPPC would recover a $40 million increase in annual rates.

•	SPPC would be allowed a Return on Equity (ROE) of 10.25%, and an overall Rate of Return (ROR) of 9.26%, an improvement over SPPC’s current ROE and ROR, which are 10.17% and 8.61%, respectively. SPPC had sought an ROE of 12.4% and ROR of 10.03%.

•	The agreement accepts SPPC’s requested accounting treatment as filed in its application for purposes of recording revenues, expenses and assets with the following exception. Accounting issues that are common to SPPC’s general rate case and NPC’s general rate case that was decided by the PUCN on March 26, 2004, in Docket No. 03- 10001, would be treated as set forth in the PUCN’s Order on NPC’s general rate case, except for merger costs. The accounting treatment for merger costs and goodwill established in the NPC decision will apply to the recovery of these costs by SPPC, except that SPPC would include in rates 100% of the costs as filed until recovery is reset by the PUCN in SPPC’s next general rate application.

Not addressed by the stipulation is the potential inclusion in rates of all costs associated with the development and construction of the Piñon Pine generating facility. SPPC is seeking recovery of its investment of $95 million for costs associated with this facility over an extended period (between 10 and 25 years). If permitted, recovery of these costs would be in addition to the $40 million annual increase provided for by the agreement.

Parties also reached a stipulated agreement that resolved the rate design issues in the case.

Evidentiary hearings to address the Piñon Pine costs concluded on April 16, 2004. The PUCN is expected to rule on these issues and the proposed stipulation in May 2004, with rates to be in effect June 1, 2004.

Sierra Pacific Power Company 2004 Deferred Energy Case

On January 14, 2004, SPPC filed an application with the PUCN, as required by law, seeking to clear deferred balances for purchased fuel and power costs accumulated between December 1, 2002, and November 30, 2003. The Application requests a deviation from regulation and historic practice and to put in place an asymmetric amortization of the deferred energy balance of approximately $42 million, that would result in recovery of $8 million effective July 2004; $17 million effective July 2005; and $17 million effective July 2006. The Application also requests a deviation from regulation in resetting the BTER (Base Tariff Energy Rate). That methodology and its results would result in no change to the currently effective BTER. Hearings are scheduled to begin June 14, 2004 and the PUCN is expected to rule on this filing in July 2004. Early intervener testimony received recommends a disallowance ranging from $10 to $11.6 million.

Sierra Pacific Power Company Additional Finance Authority

SPPC Application for $230 Million Long-Term Debt Authority

On December 31, 2003, SPPC filed an application with the PUCN for authority to issue secured long-term debt in an aggregate amount not to exceed $230 million through the period ending December 31, 2004. This authority was requested to allow for the refinancing and remarketing of existing debt securities, as well as to provide additional liquidity to support utility operations. This matter was designated as Docket Number 03-12030. On April 8, 2004, the PUCN approved SPPC’s financial application with a restriction on SPPC’s ability to dividend funds up to SPR. The restriction does not prohibit SPPC from paying dividends to SPR for amounts necessary for SPR to meet its future interest payment requirements. SPPC has used the full amount of this long-term authority for the issuance of its 6¼% General and Refunding Mortgage Notes, Series H, due 2012 and its $80 million General and Refunding Mortgage Note, Series J, due 2009 (issued in connection with the remarketing of the $80 million Water Facilities Refunding Revenue Bonds discussed in Note 6 of the Condensed Notes to Consolidated Financial Statement, Long-Term Debt) and for its $50 million revolving credit facility.

California Matters (SPPC)

On May 1, 2004, SPPC filed its annual Energy Cost Adjustment Clause (ECAC) in California. The filing updates its estimated fuel and purchase power costs for its California customers and seeks to recover or refund any deferred amounts projected through September 30, 2004. The filing requests $8.3 million or a 14.8% overall increase consisting of $3.9 million increase in the base rate and $4.4 million for the projected balance. A decision is expected in the third quarter with rate changes implemented in the fourth quarter.

Open Access Transmission Tariff

On September 11, 2003, the Utilities filed with the FERC revised rates for transmission service offered by NPC under Docket No. ER03-1328. The purpose of the filing is to update rates to reflect recent transmission additions and to improve rate design. On November 7, 2003, FERC accepted the revised tariff sheets, made rates effective on November 10, 2003, subject to refund, and established hearing procedures. A procedural schedule was issued with hearings scheduled for June 15, 2004. Subsequently the active participants in the proceeding have reached a settlement in principle of all issues. On April 15, 2004, the Chief Judge in absence of the Presiding Judge suspended the procedural schedule in this proceeding in order for the participants to finalize the settlement in principle. If a Settlement Agreement is not filed on or before May 17, 2004, the participants were directed to file a status report with the Presiding Judge.

RECENT PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, revised December 2003 “Consolidation of Variable Interest Entities” (FIN 46 (R)), which elaborates on Accounting Research bulletin No. 51, “Consolidated Financial Statements.” Among other requirements, FIN 46 (R) provides that a variable interest entity be consolidated by the enterprise that is the primary beneficiary of the variable interest entity. As of December 31, 2003, SPR, NPC and SPPC adopted FIN 46 (R) for special purpose entities. As of March 31, 2004, SPR, NPC and SPPC adopted FIN 46 (R) for all variable interest entities. To identify potential variable interests, management reviewed long term purchase power contracts, including contracts with qualified facilities, jointly owned facilities and partnerships that are not consolidated. The Utilities identified seven qualified facilities (QFs) with long-term purchase power contracts that are variable interests. However, the Utilities are not required at this time to consolidate these QFs under the scope exception provided for in FIN 46 (R) that states after exhaustive effort an enterprise is unable to obtain information necessary to (1) determine whether the entity is a variable interest entity, (2) determine whether the enterprise is the variable interest entity’s primary beneficiary, or (3) perform the accounting required to consolidate the variable interest entity for which it is determined to be the primary beneficiary. The Utilities have requested financial information from these QFs but have not been successful in obtaining the information. Our maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the QFs are unable to deliver power. However, we believe our exposure is mitigated as we would likely recover these costs through our deferred energy accounting mechanism. We have not identified any other significant variable interests that require consolidation as of March 31, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2004, SPR, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity. Such instruments are fixed and variable rate debt and preferred trust securities. Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt
SPR
Fixed Rate	$19,666	$125,816	$—	$240,218	$—	$635,000	$1,020,700	$1,232,967
Average Interest Rate	8.00%	8.75%	0.00%	7.93%	0.00%	7.25%	7.61%
NPC
Fixed Rate	$130,010	$15	$15	$17	$13	$1,733,548	$1,863,618	$1,913,701
Average Interest Rate	6.20%	8.17%	8.17%	8.17%	8.17%	8.10%	7.97%
Variable Rate						$115,000	$115,000	$115,000
Average Interest Rate						1.74%	1.74%
SPPC
Fixed Rate	$82,437	$100,400	$52,400	$2,400	$322,400	$437,850	$997,887	$1,019,228
Average Interest Rate	5.82%	10.39%	6.71%	6.10%	7.99%	6.86%	7.48%

Total Debt	$232,113	$226,231	$52,415	$242,635	$322,413	$2,921,398	$3,997,205	$4,280,896

Commodity Price Risk

See the 2003 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk. No material changes in commodity risk have occurred since December 31, 2003.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties. Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition. The Utilities’ credit risk associated with trading counterparties was approximately $1.9 million as of March 31, 2004. In the event that the trading counterparties are unable to deliver under their contracts, it may be necessary for the Utilities to purchase alternative energy at a higher market price.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

SPR, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2004, the registrants’ disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, particularly during the period for which this quarterly report has been prepared.

(b) Change in internal controls over financial reporting.

SPR, NPC and SPPC’s principal executive officers and principal financial officers have identified two internal control deficiencies in the Company’s process for reconciling and analyzing certain liability accounts and procedures for providing adequate review of wire transfer transactions.

With oversight by the Company’s Audit Committee, senior management has taken steps to strengthen the processes and procedures to correct these internal control deficiencies.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Nevada Power Company and Sierra Pacific Power Company

Enron Litigation

On June 5, 2002, Enron filed suit against the Utilities in its bankruptcy case in the Bankruptcy Court asserting claims against the Utilities for liquidated damages in the amount of approximately $216 million and $93 million based on its termination of its power supply agreements with NPC and SPPC, respectively and for power previously delivered to the Utilities. Enron asserted its contractual right under the Western Systems Power Pool Agreement (WSPPA) to terminate deliveries based upon the Utilities’ decision not to provide adequate assurance of the Utilities’ performance under the WSPPA. The Utilities have denied these claims and have contended, among other things, that the termination was wrongful and excuses the Utilities from any further payment or performance under the WSPPA. The Utilities filed proofs of claims and counterclaims against Enron for unspecified damages to be determined during the case as a result of acts and omissions of Enron in manipulating the power markets, wrongful termination of its transactions with the Utilities, and fraudulent inducement to enter into transactions with Enron, among other issues.

On September 26, 2003, the Bankruptcy Court entered a summary judgment (the “Judgment”) in favor of Enron for damages related to the termination of Enron’s power supply agreements with the Utilities. The Judgment requires NPC and SPPC to pay approximately $235 million and $103 million, respectively to Enron for liquidated damages and pre-judgment interest for power not delivered by Enron under the power supply contracts terminated by Enron in May 2002 and approximately $17.7 million and $6.7 million respectively, for power previously delivered to the Utilities. The Bankruptcy Court also dismissed the Utilities’ counter-claims against Enron, dismissed the Utilities’ counter-claims against Enron Corp., the parent of Enron, and denied the Utilities’ motion to dismiss or stay the proceedings pending the final outcome of their Federal Energy Regulatory Commission proceedings against Enron. Based on the pre-judgment rate of 12%, NPC and SPPC recognized additional interest expense of $27.8 million and $12.4 million, respectively, in contract termination liabilities in the third quarter of 2003. Also, NPC and SPPC recorded additional contract termination liabilities for liquidated damages of $6.6 million and $2.1 million, respectively, in the third quarter of 2003. The Bankruptcy Court’s order provides that until paid, the amounts owed by the Utilities will accrue interest post-Judgment at a rate of 1.21% per annum.

In response to the Judgment, the Utilities filed a motion with the Bankruptcy Court seeking a stay pending appeal of the Judgment and proposing to issue General and Refunding Mortgage Bonds as collateral to secure payment of the Judgment. On November 6, 2003, the Bankruptcy Court ruled to stay execution of the Judgment conditioned upon NPC and SPPC posting into escrow $235 million and $103 million, respectively of General and Refunding Mortgage Bonds plus $281,695 in cash by NPC for pre-judgment interest. On December 4, 2003, NPC and SPPC complied with the order of the Bankruptcy Court by issuing NPC’s $235 million General and Refunding Mortgage Bond, Series H plus SPPC’s $103 million General and Refunding Mortgage Bond, Series E into escrow along with the required cash deposit for NPC. Additionally, the Utilities were ordered to place into escrow $35 million, approximately $24 million and $11 million for NPC and SPPC, respectively, within 90 days from the date of the order, which would lower the principal amount of General and Refunding Mortgage Bonds held in escrow by a like amount. The Utilities made the payments as ordered on February 10, 2004. The Bankruptcy Court also ordered that during the duration of the stay, the Utilities (i) cannot transfer any funds or assets other than to unaffiliated third parties for ordinary course of business operating and capital expenses, (ii) cannot pay dividends to Sierra Pacific Resources other than for Sierra Pacific Resources’ current operating expenses and debt payment obligations, and (iii) shall seek a ruling from the PUCN to determine whether the cash payments into escrow trigger the Utilities’, rights to seek recovery of such amounts through the Utilities deferred energy rate cases. A hearing was held on April 5, 2004 in front of the Bankruptcy Court to review the Utilities’ ability to provide additional cash collateral. In connection with the hearing, the parties entered into an agreement that provided that NPC would place an additional $25 million into the escrow account within 10 days of the date that the agreement was approved by the Bankruptcy Court. NPC made the agreed-upon payment on April 16, 2004, which lowered the principal amount of NPC’s General and Refunding Mortgage Bond, Series H, currently held in escrow, by a like amount. In addition, Enron agreed not to request any additional collateral from NPC or SPPC during the pendency of the Utilities’ appeal of the Judgment to the U.S. District Court for the Southern District of New York. The parties agreed to file a request for expedited treatment of the U.S. District Court appeal, which request was filed on April 27, 2004. The district court judge has set a hearing on the request for May 28, 2004.

On October 1, 2003, the Utilities filed a Notice of Appeal from the Judgment with the U.S. District Court for the Southern District of New York. In the Utilities’ appeal, the Utilities seek reversal of the Judgment and contend that Enron is not entitled to recover termination charges under the contracts on various grounds including breach of contract, breach of solvency representation, fraud, misrepresentation, and manipulation of the energy markets and that the Bankruptcy Court erred in holding that the filed rate doctrine barred various claims which were purported to challenge the reasonableness of the rate. Enron filed a cross-appeal on the grounds that the amount of post-judgment interest should have been 12% per year instead of 1.21% as ordered by the Bankruptcy Court. The Utilities filed their principal brief on December 30, 2003 and Enron filed its cross-appeal brief and reply brief on January 30, 2004. The Utilities filed a reply brief on March 1, 2004, and Enron filed its final brief on March 17, 2004. On March 15, 2004, Enron filed an opposition to the motion for judicial notice and to supplement the record and an accompanying motion to strike the Utilities reply brief. The Utilities filed their reply brief on April 12, 2004, and Enron filed its reply brief and cross-motion to strike the Utilities’ reply brief on April 26, 2004. The Utilities are unable to predict the outcome of their appeal of the Judgment.

On November 21, 2003, the Utilities filed a Petition for Declaratory Order with the PUCN, as required by the Bankruptcy Court’s stay order seeking a determination as to whether payment of all or part of the Judgment into escrow would be subject to recovery through a deferred energy accounting adjustment. On February 6, 2004, the PUCN issued its final order indicating that posting or depositing money in escrow would not constitute payment of fuel or purchased power costs eligible for recovery in a deferred account. The PUCN ruled that “... paying into escrow while pursuing an appeal of the Bankruptcy Court’s judgment and other relief does not yet provide the circumstances of experiencing a cost which can trigger a filing seeking collection from its customer, and because the issues are not ripe, this Petition is not the docket to decide whether recovery of termination payments should be sought through a general rate case or a deferred energy proceeding.”

The Utilities currently do not know whether there will be any further requirement to pay the Judgment. Further, it is uncertain how the U.S. District Court will rule in the pending appeal of the Judgment and if there is an adverse decision in the appeal, whether the Judgment would continue to be stayed pending further appeal.

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

On June 26, 2003, FERC adopted the ALJ’s recommendation and dismissed the Utilities’ Section 206 complaints on a two-to-one vote essentially finding that the strict public interest standard applied to the case and that the company had failed to satisfy the burden of proof required by that standard. In that order, FERC also determined that it would not deem the order final and conclusive as to either of the Utilities’ liability to Enron for purchase power contracts terminated by Enron, which may be challenged in other proceedings, including other proceedings at FERC. On July 28, 2003, the Utilities filed a petition for rehearing at the FERC requesting that the FERC either reconsider or rehear the case. The petition cited several grounds for rehearing, including that the public interest standard did not apply but that even if it did apply the Utilities had satisfied that standard as well as the less onerous just and reasonable standard which the Utilities contend does apply to the case. On November 10, 2003, the FERC issued an Order on Requests for Rehearing and Clarification, which reaffirmed the June 26, 2003, decision (by the same two-to-one margin). That decision has been appealed to the United States Court of Appeals for the Ninth Circuit. The Utilities are unable to predict the outcome of this appeal at this time.

On October 6, 2003, the Utilities filed a new FERC Section 206 complaint against Enron to prevent Enron from obtaining a final judgment in the Bankruptcy Court case and/or prevent enforcement of any right to collect its termination payments until FERC has had a chance to review the complaint. The new complaint has been designated as Docket No. EL04-1-000. On October 27, 2003, Enron filed an answer to the Utilities’ complaint. On October 8, 2003, the Nevada Attorney General’s office, through its Bureau of Consumer Protection, intervened on behalf of Nevada citizens, joining NPC and SPPC in opposing Enron’s actions. On October 29, 2003, United States Senators Reid and Ensign of Nevada also filed an intervention joining NPC and SPPC in opposing Enron’s claims to termination payments. The matter is currently pending.

In 2003 Enron was found by the FERC to have unlawfully manipulated the Western energy market, engaging in fraud, deception and other actions that created power market prices that were unjust and unreasonable. Prior and subsequent to the FERC ruling, numerous Enron employees pled guilty to related criminal charges.

The 206 complaint in Docket No. EL04-1-000 asks FERC to issue an order to preserve the status quo by prohibiting Enron from enforcing the termination payment obligations set forth in the judgment until such time as FERC has an opportunity to review the merits of the Utilities’ claims raised in their new FERC Section 206 complaint. The complaint further asks that FERC find that Enron’s actions violated the terms of tariff language rendering Enron unable to collect termination payments; that Enron violated federal law, including the Federal Power Act, and breached FERC’s regulations and power tariffs governing the transactions; and that Enron’s actions violated the terms of the tariff rendering Enron unable to terminate the contracts and collect termination payments. In addition, the complaint asks FERC to: (a) assert its jurisdiction over the issue of whether Enron may lawfully claim rights under the power deals to be paid for not providing power that it could not provide anyway; (b) issue an order to preserve the status quo by prohibiting Enron from enforcing the termination payment obligations set forth in the judgment until such time as FERC has an opportunity to review the merits of the Utilities’ claims raised in their new FERC Section 206 complaint; (c) find that the applicable rules to do not permit the sort of maneuver to create a windfall that Enron has attempted; and (d) find that, even if hypothetically Enron is technically entitled to a payment, it is neither equitable nor in the public interest, under the circumstances including Enron’s numerous violations of law, for the Utilities to be required to pay Enron an additional award in excess of $300 million. At this time, NPC and SPPC are unable to predict either the outcome or timing of a decision in this matter.

On December 15, 2003, the Utilities filed an appeal in the District of Columbia Court of Appeals of an order issued by the FERC. The appeal challenges two aspects of FERC’s ruling: (1) FERC’s refusal to revoke the market-based rate authority under which Enron sold power to the Companies as of the date of Enron’s violations of that authority; and (2) FERC’s decision to change the nature of the proceeding from an adjudicatory proceeding, in which the Companies were not allowed to intervene or participate. There is the possibility that FERC would be required to revoke Enron’s authority as of a date prior to when it entered into contracts with the Utilities, thereby voiding approximately $300 million in potential payments to Enron under those contracts. At this time we are unable to state the likelihood of a potential favorable outcome of the appeal.

Reliant Antitrust Litigation

On April 22, 2002, Reliant Energy Services, Inc. (Reliant), filed and served a cross-complaint against NPC and SPPC in the wholesale electricity antitrust cases, which was consolidated in the Superior Court of the State of California. Plaintiffs (original plaintiffs consist of The People of the State of California, City and County of San Francisco, City of Oakland, and County of Santa Clara) in that case seek damages and restitution from the named defendants for alleged fraud, misrepresentation, and anticompetitive conduct in manipulating the energy markets in California resulting in prices far in excess of what would otherwise have been a fair price to the plaintiff class in a competitive market. Reliant filed cross-complaints against all energy suppliers selling energy in California who were not named as original defendants in the complaint, denying liability but alleging that if there is liability, it should spread among all energy suppliers. The trial court held all answers to cross-claims in abeyance until it decided whether the plaintiffs’ complaint should be dismissed for failing to state a claim for relief and whether the complaint should be dismissed under the filed rate doctrine. The court granted the motion to dismiss and the case is currently on appeal.

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

The decision on this case was issued May 13, 2003, and authorized the recovery of $147.6 million, with a carrying charge, and a $48.1 million disallowance. The new rates went into effect on May 19, 2003.

On August 8, 2003, the BCP filed a Petition that challenged the recovery of all costs with the District Court of Clark County, Nevada, for Judicial Review of the PUCN Order against PUCN, Case No. A471928. On September 8, 2003, the PUCN filed its answer to the BCP Petition. The PUCN response cites a number of affirmative defenses to the allegations contained in the BCP petition and asks that the court dismiss the BCP petition. The BCP filed its opening brief on January 8, 2004. The PUCN and NPC filed responding briefs on March 9, 2004. The court has not ruled on this matter.

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

NPC filed a complaint for declaratory relief in the U.S. District Court for the District of Nevada asking the Court to declare that NPC is not liable for any damages as a result of MSCG’s termination of its power supply contracts. On April 17, 2003, MSCG answered the complaint and filed a counterclaim against NPC alleging non-payment of the termination payment in the amount of $25 million. In April 2003, MSCG also filed a complaint against NPC at FERC alleging that NPC should be required to pay MSCG the amount of the claimed termination payment pending resolution of the case. NPC filed a motion to intervene in the FERC action commenced by MSCG and FERC dismissed MSCG’s complaint. On October 23, 2003, NPC filed a motion to stay the District Court proceedings, pending guidance on applicable legal principles from FERC, which guidance may be provided in connection with a complaint NPC filed against Enron with regard to exercise of default and early termination rights. On February 2, 2004, the District Court granted NPC’s motion, and stayed NPC’s complaint for declaratory relief for a period of 90 days. On April 26, 2004, the judge ruled that the stay would continue in effect for an additional 90 days to give FERC time to rule on a related action against Enron in which MSCG has intervened. The next status hearing is scheduled for July 12, 2004. NPC is unable to predict the outcome of the District Court complaint.

Reliant Resources and IDACORP Energy, L.P.

On May 3, 2002, and July 3, 2002, respectively, Reliant Resources (Reliant) and IDACORP Energy, L.P. (Idaho) terminated their power deliveries to NPC. On May 20, 2002, and July 10, 2002, Reliant and Idaho asserted claims for $25.6 million and $8.9 million, respectively, under the Western System Power Pool Agreement (WSPP) for liquidated damages under energy contracts that each company terminated before the delivery dates of the power. Such claims are subject to mandatory mediation and, in some cases, arbitration under the contracts. Idaho requested mediation of the contracts. NPC alleges that Idaho and Reliant were participants in market manipulation in the West and therefore are not entitled to termination payments under the contracts. The mediation was not successful and in April 2003 Idaho filed suit in Idaho. NPC moved to dismiss the complaint on jurisdictional grounds and that motion is still pending. NPC filed its own complaint in State court in Clark County, Nevada, in September 2003. In October 2003, Idaho filed a motion to stay the Nevada action pending resolution of the Idaho action, and alternatively, to dismiss the Nevada action for failure to state a claim. Idaho’s motion was denied in December 2003. Idaho and NPC have entered into settlement discussions which would resolve both the Nevada action and the Idaho action.

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

In June 2003, EPME demanded mediation of its claim for a termination payment arising out of EPME’s September 25, 2002, termination of all executory purchase power contracts between NPC and EPME. EPME claims that under the terms of the contracts, NPC owes EPME approximately $39 million representing the difference between the contract price and the market price for power to be delivered under all the terminated contracts and the amount remaining unpaid under the contracts for power delivered between May 2002 and October 2002. NPC claims that EPME owes NPC an amount up to approximately $162 million for undelivered power representing the difference between the replacement price or market price for power to be delivered under all the executory contracts and the contract price for that power. The mediation was unsuccessful, and on July 25, 2003, NPC commenced an action against EPME and several of its affiliates in the Federal District Court for the District of Nevada for damages resulting from breach of these purchase power contracts. On January 12, 2004, EPME filed a motion to dismiss the complaint on grounds of lack of personal jurisdiction and failure to state a claim for relief. NPC responded to the motion to dismiss on February 27, 2004. EPME replied on March 17, 2004. At this time NPC is unable to predict either the outcome or timing of a decision in this matter.

Bonneville Square and Union Plaza

In October 2002, Bonneville Square and Union Plaza filed a complaint seeking class certification in the Eighth District Court for Clark County, Nevada, against NPC for fraud and misrepresentation for allegedly overcharging a certain class of customers for energy delivered over the past several years. Plaintiffs allege that NPC fraudulently placed its meters and measured energy delivered at a point prior to passing through transformers during which process a certain amount of energy is dissipated as heat, instead of placing the meters after they pass through the transformer. Plaintiffs claim that NPC overcharged the class by approximately $5,000,000. NPC’s motion to dismiss on jurisdictional grounds was denied and NPC filed a writ before the Nevada Supreme Court, which is being joined in by the PUCN, which agrees with NPC that it has exclusive jurisdiction over the suit. NPC denies that the placement of the meters was fraudulent and alleges that placement of the meters was mandated by either or both customer request or applicable tariff. The matter is currently pending.

Southern Nevada Water Authority, et al.

On March 17, 2004, NPC filed a complaint against Southern Nevada Water Authority (“SNWA”), William D. Miller, George Caan, Gail Bates, Timothy Clemens, John M. Evans, Paul Choi, and Does 1-20, alleging intentional deceit, both individually and in conspiracy with one another, against the Company with respect to purchase and sale of electricity. The Company is alleging (1) damages for deprivation of property without procedural due process; (2) damages for unconstitutional taking of the Company’s property without just compensation; and (3) attorneys fees and expenses. On April 12, 2004, SNWA filed a Motion to Dismiss on grounds that the filed rate doctrine, which provides that tariffs and rates filed with federal regulatory agencies are subject to the exclusive jurisdiction of those agencies, preempted NPC’s claims. NPC’s response to this Motion to Dismiss was filed on April 30, 2004. At this time, NPC is unable to predict either the outcome or timing of a decision in this matter.

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

The matter was tried by an ALJ in April and May 2000. In 2001, the ALJ agreed with SPPC’s position, but imposed a limitation on additional transfer capacity created by future upgrades to the system. The ALJ stated allocation of additional transfer capacity would require agreement among the parties. Both sides have appealed this decision to the full FERC. On

August 25, 2003, the FERC issued an opinion and order affirming finding the agreements to be just and reasonable and vacating the ALJ’s determination limiting the operation of the Alturas Intertie to 300 MW. The California groups requested rehearing on this order. On February 17, 2004, the FERC denied the California groups’ request for rehearing. On April 19, 2004, Transmission Association of Northern California/Sacramento Municipal Utility District (TANC/SMUD) filed with the D.C. Circuit a request to review FERC’s decisions on Alturas. SPPC is preparing a motion to intervene, which is due by May 14, 2004. At this time, SPPC is unable to predict the timing or outcome of the TANC/SMUD request.

Sierra Pacific Resources and Nevada Power Company

Lawsuit Against Merrill Lynch and Allegheny Energy, Inc.

On April 2, 2003, SPR and NPC filed a complaint in the U.S. District Court for the District of Nevada against Merrill Lynch & Co., Inc. and Merrill Lynch Capital Services, Inc. (collectively, Merrill Lynch) and Allegheny Energy, Inc., and Allegheny Energy Supply Company, LLC (collectively, Allegheny) seeking actual and punitive damages in excess of $850 million and demanding a jury trial for all claims triable by jury. The complaint alleges that the Merrill Lynch defendants engaged in misrepresentation, suppression and concealment, breach of fiduciary duty, wrongful hiring and supervision of Daniel Gordon, and breach of contract and alleges that both Merrill Lynch and Allegheny engaged in intentional interference with contractual and prospective advantage, conspiracy and racketeering (in violation of Nevada Revised Statutes Section 207.470). The complaint also alleges that the improper behavior of Merrill Lynch and Allegheny was the direct and proximate cause of the March 2002 decision by the PUCN to disallow $180 million of rate adjustments in NPC’s 2001 deferred energy accounting adjustment rate application. The complaint alleges state racketeering and other economic tort claims based on and arising out of fraud, misrepresentation, conspiracy, suppression, concealment, breach of fiduciary duty, wrongful hiring and supervision of Daniel Gordon, and breach of contract, all in connection with Merrill’s representations and statements to various parties regarding certain discussions and negotiations between NPC and Merrill relating to the possible acquisition of a large block of power in the fourth quarter 2000. NPC alleges that Merrill, through its principal agent Daniel Gordon, who has since been indicted on various charges relating to the conduct of Merrill’s merchant energy business, misrepresented and mischaracterized not only Merrill’s abilities and intentions in 2000 but also deliberately and maliciously misrepresented those discussions and negotiations and provided selected and limited documents to regulators, which acts and omissions caused and resulted in the disallowance by regulators of $180 million of NPC’s fuel and purchased power costs. NPC also alleges that, at the time Merrill conducted its negotiations and discussions, it had a confidential relationship with NPC, which it breached.

On June 23, 2003, Merrill Lynch and Allegheny filed motions asking the court to dismiss SPR and NPC’s complaint. Briefing on the motions to dismiss closed. SPR and NPC filed a Motion to Stay with the District Court. The District Court, on March 30, 2004, entered an Order denying, without prejudice, Merrill and Allegheny’s Motion to Dismiss and set a briefing schedule for their response to plaintiffs’ Motion to Stay. At this time, SPR and NPC are unable to predict either the outcome or timing of a decision in this matter.

Lawsuit Against Natural Gas Providers

On April 21, 2003, SPR and NPC filed a complaint in the U.S. District Court for the District of Nevada against natural gas providers El Paso Corporation, El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Tennessee Pipeline Company, El Paso Merchant Energy-Gas Company, Sempra Energy, Southern California Gas Company (SoCal), San Diego Gas and Electric Company (SDG&E), Dynegy Holdings, Inc., Dynegy Energy Services, Inc., and Does 1-100, seeking $600 million in total damages. Reliant was added as a defendant in a subsequently filed amended complaint. The amended complaint alleged, among other things, that as a result of the defendants’ conspiracies and fraudulent behavior, SPR and NPC were forced to enter into natural gas purchase contracts “at artificially high, supracompetitive prices.” The amended complaint further stated that between 1996 and 2001, certain of the defendants and their subsidiaries conspired, in secret meetings, to decrease competition by restricting the amount of pipeline capacity and fuel available to NPC while other defendants decreased natural gas supplies and drove up prices by illegally withholding pipeline capacity, maintained control over output and prices by manipulating natural gas price indexes, and harmed market competition and the plaintiffs by driving up prices and increasing the volatility of natural gas supplies. SPR and NPC asserted (among other things) claims for federal and state antitrust violations, fraud, breach of contract, unjust enrichment, and violation of the state and federal RICO Acts. In September 2003, SoCal, SDG&E, and El Paso Corporation moved to dismiss the amended complaint because of a lack of personal jurisdiction and for failure to state a claim for relief. On January 27, 2004, the District Court dismissed SPR’s and NPC’s complaint against all of the defendants. On February 20, 2004, SPR and NPC filed a motion for reconsideration of the dismissal with the District Court. Thereafter, defendants filed an Opposition and SPR and NPC filed a reply. On April 20, 2004, the judge granted SPR and NPC’s Motion for Reconsideration, which allows them 45 days to file an amended complaint, and let stand his order of dismissal pending the amended filing.

Sierra Pacific Resources

Touch America and Sierra Touch America LLC

In 2000, Sierra Pacific Communications (“SPC”), a wholly owned subsidiary of SPR, and Touch America, Inc. (“TAI”, formerly Montana Power) formed Sierra Touch America LLC (“STA”), a limited liability company whose primary purpose was to engage in communications and fiber optics business projects, including construction of a fiber optic line (the “System”) between Salt Lake City, Utah, and Sacramento, California. In September 2002, SPC and TAI entered into an agreement whereby SPC redeemed its membership interest in STA and acquired fiber optic assets in the System and an indemnity for System liabilities, for a total purchase price of $48.5 million. SPC executed a $35 million promissory note in favor of STA. TAI remained as the sole member of STA. The project sustained significant cost overruns and several complaints and mechanics liens have been filed against several parties, including STA and SPC, by System contractors and subcontractors, including Bayport Pipeline Company and MasTec North America, Inc. In June 2003, TAI and all its subsidiaries (including STA) filed a petition for Chapter 11 bankruptcy protection. In July 2003, SPC filed a motion with the bankruptcy court for automatic stay relief, specifically to obtain approval of the offset of its construction costs and other System-related costs against the promissory note. SPC has not recognized a liability for amounts claimed by the contractors and subcontractors in their mechanics liens because management believes that the Unit Redemption, Release, and Sale Agreement that was executed in connection with the purchase of the long haul assets provides that SPCOM is allowed to reduce its indebtedness to STA under the current circumstances. A status conference on the motion is now scheduled for May 19, 2004. A final hearing date has not been set.

SPR and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on their financial positions or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed with this Form 10-Q:

Sierra Pacific Resources

Exhibit 4.1	Indenture dated as of March 19, 2004, between Sierra Pacific Resources and the Bank of New York, as Trustee, in connection with the issuance of 8 5/8% Senior Notes due 2014.

• Form of Sierra Pacific Resources’ 8 5/8% Senor Notes due 2014

•       Registration Rights Agreement, dated March 19, 2004, between Sierra Pacific Resources, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC as the initial purchasers of the 8 5/8% Senior Notes due 2014.

Nevada Power Company and Sierra Pacific Power Company

Exhibit 10.1	Western Systems Power Pool (“WSPP”) Agreement effective February 1, 2004 between Nevada Power Company as a member of the WSPP, Sierra Pacific Power Company as a member of the WSPP and the other members of the WSPP.

Sierra Pacific Resources, Nevada Power Company and Sierra Pacific Power Company

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K dated January 12, 2004, filed by SPR and NPC – Item 5, Other Events

Disclosed that NPC received the consent of the holders of its 8.5% Series Z First Mortgage Bonds to amend the dividend restriction contained in Section 8.13 of NPC’s Indenture of Mortgage, dated as of October 1, 1953, between NPC and Deutsche Bank Trust Company Americas. The amendment will (1) change the starting point for the measurement of cumulative net earnings available for the payment of dividends on NPC’s capital stock from March 31, 1953 to July 28, 1999 (the date of NPC’s merger with Resources), and (2) permit NPC to include in its calculation of proceeds available for dividends and other distributions the capital contributions made to NPC by Resources.

Form 8-K dated January 14, 2004, filed by SPR and SPPC – Item 5, Other Events

Disclosed and included as an exhibit, SPPC’s press release, dated January 14, 2004, announcing that SPPC made its mandatory annual deferred energy filing with the Public Utilities Commission of Nevada (PUCN) which does not request any further increase in customer rates. The filing was made in conjunction with a filing to recover the costs of energy conservation programs, known as G.O.43.

Form 8-K dated January 23, 2004, filed by SPR, NPC and SPPC – Item 5, Other Events

Disclosed and included as an exhibit, SPR’s press release dated January 23, 2004, announcing that Dennis E. Wheeler has resigned as a member of the company’s board of directors.

Form 8-K dated January 27, 2004, filed by SPR and NPC – Item 5, Other Events

Disclosed that the complaint filed on April 21, 2003, in the U.S. District Court for the District of Nevada against El Paso Corporation, Sempra Energy, Dynegy Holdings and a number of other natural gas producers seeking $600 million in total damages has been dismissed against all defendants. Counsel for SPR and NPC are reviewing the matter to determine what action, if any, would be most appropriate in response to the decision.

Form 8-K dated March 16, 2004, filed by SPR – Item 5, Other Events

Disclosed and included as an exhibit, SPR’s press release dated March 16, 2004, announcing the early tender results in connection with a tender offer for all $300 million in aggregate principal amount of its outstanding 8 ¾% Notes due 2005.

Also separately disclosed and included as an exhibit, SPR’s press release dated March 19, 2004, announcing that it completed a private placement of its $335 million of 8 5/8% Senior Notes due 2014.

Form 8-K dated March 24, 2004, filed by SPR and NPC – Item 5, Other Events

Disclosed that on March 24, 2004, the PUCN issued its decisions on NPC’s 2003 Deferred Energy Case and the 2003 General Rate Case. In its decision on NPC’s 2003 Deferred Energy Case the PUCN allowed NPC to recover approximately $89 million of deferred energy and fuel costs as well as costs associated with NPC’s conservation program. NPC was also granted an approximately $80 million increase to its base tariff energy rates.

In its decision on NPC’s 2003 General Rate Case, the PUCN allowed $48 million of the $133 million rate increase requested by NPC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Sierra Pacific Resource (Registrant)

Date:	May 10, 2004	By:	/s/ MICHAEL W. YACKIRA

Michael W. Yackira Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2004	By:	/s/ JOHN E. BROWN

John E. Brown Vice President Controller (Principal Accounting Officer)

Nevada Power Company (Registrant)

Date:	May 10, 2004	By:	/s/ MICHAEL W. YACKIRA

Michael W. Yackira Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2004	By:	/s/ JOHN E. BROWN

John E. Brown Vice President Controller (Principal Accounting Officer)

Sierra Pacific Power Company (Registrant)

Date:	May 10, 2004	By:	/s/ MICHAEL W. YACKIRA

Michael W. Yackira Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2004	By:	/s/ JOHN E. BROWN

John E. Brown Vice President Controller (Principal Accounting Officer)