Form 10-Q
period 2009-09-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2009-10-29
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
NV ENERGY
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

0-00508	SIERRA PACIFIC POWER COMPANY d/b/a	88-0044418	Nevada
NV ENERGY
P.O. Box 10100
(6100 Neil Road)
Reno, Nevada 89520-0400 (89511)
(775) 834-4011

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑          No  ☐   (Response applicable to all registrants)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes______      No  ______ (Response applicable to all registrants)

Indicate by check mark whether any registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer", "accelerated filer”, "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009
Common Stock, $1.00 par value of NV Energy, Inc.	234,684,457 Shares

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

NV ENERGY, INC.
NEVADA POWER COMPANY
SIERRA PACIFIC POWER COMPANY
QUARTERLY REPORTS ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

Acronyms and Terms		3

ITEM 1.	Financial Statements

NV Energy, Inc.

	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008………………………………………………......................................................................	4
	Consolidated Income Statements – Three Months and Nine Months Ended September 30, 2009 and 2008.........................................................................................	5
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008……………...........................................................................................	6

Nevada Power Company

	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008………………………………………………......................................................................	7
	Consolidated Income Statements – Three Months and Nine Months Ended September 30, 2009 and 2008.........................................................................................	8
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008……………...........................................................................................	9

Sierra Pacific Power Company

	Consolidated Balance Sheets – September 30, 2009 and December 31, 2008………………………………………………......................................................................	10
	Consolidated Income Statements – Three Months and Nine Months Ended September 30, 2009 and 2008.........................................................................................	11
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and 2008……………...........................................................................................	12

	Condensed Notes to Consolidated Financial Statements…………………………………………………..................................................................................................	13

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations……………............................................................................................	29

	NV Energy, Inc………………………………………………………………………………………………………………..............................................................................	34
	Nevada Power Company……………………………………………………………………………………………………..............................................................................	39
	Sierra Pacific Power Company……………………………………………………………………………….....................................................................................................	48

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk…………………………………………………………............................................................................	58

ITEM 4 and 4T.	Controls and Procedures…………………………………………………………………………………………………................................................................................	58

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings…………………………………………………………………………………………………………...............................................................................	59
ITEM 1A.	Risk Factors…………………………………………………………………………………………………………………..............................................................................	59
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds…………………………………………………………….........................................................................	59
ITEM 3.	Defaults Upon Senior Securities…………………………………………………………………………………………...............................................................................	60
ITEM 4.	Submission of Matters to a Vote of Security Holders……………………………………………………………………...........................................................................	60
ITEM 5.	Other Information…………………………………………………………………………………………………………................................................................................	60
ITEM 6.	Exhibits……………………………………………………………………………………………………………………...................................................................................	61

Signature Page and Certifications…………………………………………………………………………………………………………...........................................................................................		62

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2008 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2008
AFUDC	Allowance for Funds Used During Construction or Allowance for Borrowed Funds Used During Construction
BCP	Bureau of Consumer Protection
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
Calpine	Calpine Corporation
Clark Generating Station	550 megawatt nominally rated William Clark Generating Station
Clark Peaking Units	600 megawatt nominally rated peaking units at the William Clark Generating Station
CPUC	California Public Utilities Commission
CWIP	Construction Work-In-Progress
d/b/a	Doing business as
DBRS	Dominion Bond Rating Service
DEAA	Deferred Energy Accounting Adjustment
DOS	Distribution Only Service
DSM	Demand Side Management
Dth	Decatherm
EEC	Ely Energy Center
EPA	Environmental Protection Agency
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Accounting Principles Generally Accepted in the United States
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
MMBtu	Million British Thermal Units
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon, as Trustee
NVE	NV Energy, Inc.
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Piñon Pine	Piñon Pine Coal Gasification Demonstration Project
Portfolio Standard	Renewable Energy Portfolio Standard
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon, as Trustee
SPR	Sierra Pacific Resources
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Utility Plant at Original Cost:
Plant in service	$10,691,636	$10,175,741
Less accumulated provision for depreciation	2,824,428	2,603,287
	7,867,208	7,572,454
Construction work-in-progress	672,293	605,163
	8,539,501	8,177,617

Investments and other property, net	25,106	25,181

Current Assets:
Cash and cash equivalents	95,574	54,359
Accounts receivable less allowance for uncollectible accounts:
2009 - $33,493, 2008 - $32,884	528,775	410,184
Deferred energy costs (Note 3)	-	50,436
Materials, supplies and fuel, at average cost	121,265	124,271
Risk management assets (Note 6)	30,185	16,118
Current income taxes receivable	13,200	5,487
Deferred income taxes	90,495	49,996
Other	47,031	52,633
	926,525	763,484
Deferred Charges and Other Assets:
Deferred energy costs (Note 3)	141,568	231,027
Regulatory assets	1,205,872	1,415,286
Regulatory asset for pension plans	366,829	413,544
Risk management assets (Note 6)	21,580	9,959
Other	167,735	169,266
	1,903,584	2,239,082
Assets Held for Sale (Note 12)	140,878	142,506
TOTAL ASSETS	$11,535,594	$11,347,870
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholders' equity	$3,243,820	$3,131,186
Long-term debt	5,549,052	5,266,982
	8,792,872	8,398,168
Current Liabilities:
Current maturities of long-term debt	9,286	9,291
Accounts payable	304,108	400,084
Accrued expenses	125,924	131,720
Risk management liabilities (Note 6)	109,055	313,846
Deferred energy costs (Note 3)	109,183	28,546
Other	66,727	87,060
	724,283	970,547
Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,080,655	920,481
Deferred investment tax credit	23,261	25,923
Accrued retirement benefits	227,760	288,841
Risk management liabilities	1,069	53,403
Regulatory liabilities	366,541	350,526
Other	289,170	315,881
	1,988,456	1,955,055
Liabilities Held for Sale (Note 12)	29,983	24,100
TOTAL CAPITALIZATION AND LIABILITIES	$11,535,594	$11,347,870

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

OPERATING REVENUES:
Electric	$1,199,254	$1,098,744	$2,680,204	$2,624,832
Gas	19,745	19,379	132,686	137,125
Other	8	8	25	19
	1,219,007	1,118,131	2,812,915	2,761,976
OPERATING EXPENSES:
Operation:
Fuel for power generation	250,085	332,872	684,474	825,105
Purchased power	313,828	383,329	634,185	828,635
Gas purchased for resale	11,269	13,760	101,457	108,288
Deferral of energy costs - electric - net	73,557	(89,575)	213,132	(56,679)
Deferral of energy costs - gas - net	2,286	(725)	1,923	(2,296)
Other	107,992	105,087	332,555	295,409
Maintenance	20,187	20,337	82,219	64,931
Depreciation and amortization	82,541	59,245	240,912	185,656
Taxes:
Income taxes	80,780	61,148	71,208	82,695
Other than income	15,177	13,701	43,577	40,266
	957,702	899,179	2,405,642	2,372,010
OPERATING INCOME	261,305	218,952	407,273	389,966

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	4,327	7,865	19,093	32,935
Interest accrued on deferred energy	(1,799)	2,349	(873)	4,042
Other income	7,749	6,583	31,209	24,787
Other expense	(2,387)	(3,007)	(17,425)	(10,804)
Income taxes	(1,745)	(4,263)	(9,496)	(16,451)
	6,145	9,527	22,508	34,509
Total Income Before Interest Charges	267,450	228,479	429,781	424,475

INTEREST CHARGES:
Long-term debt	82,865	75,483	244,613	215,826
Other	5,618	8,391	22,230	23,092
Allowance for borrowed funds used during construction	(3,679)	(6,178)	(15,847)	(25,418)
	84,804	77,696	250,996	213,500

NET INCOME	$182,646	$150,783	$178,785	$210,975

Amount per share basic and diluted - (Note 8)
Net Income per share - basic and diluted	$0.78	$0.64	$0.76	$0.90

Weighted Average Shares of Common Stock Outstanding - basic	234,629,761	234,096,559	234,479,605	233,975,552
Weighted Average Shares of Common Stock Outstanding - diluted	235,368,919	234,655,132	235,025,554	234,499,269
Dividends Declared Per Share of Common Stock	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$178,785	$210,975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	240,912	185,656
Deferred taxes and deferred investment tax credit	115,389	172,425
AFUDC	(19,093)	(32,935)
Deferred energy costs, net of amortizations	221,321	(63,374)
Other, net	11,188	13,087
Changes in certain assets and liabilities:
Accounts receivable	(124,976)	(139,755)
Materials, supplies and fuel	3,246	(12,682)
Other current assets	5,602	4,005
Accounts payable	(28,001)	(33,712)
Accrued retirement benefits	(36,881)	(13,839)
Other current liabilities	(26,282)	33,403
Risk management assets and liabilities	3,175	(1,763)
Other deferred assets	(11,248)	(34,433)
Other regulatory assets	(52,671)	(50,702)
Other deferred liabilities	(25,291)	(12,102)
Net Cash from Operating Activities	455,175	224,254

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(670,023)	(671,918)
Customer advances for construction	(6,009)	(11,018)
Contributions in aid of construction	48,956	57,437
Investments and other property - net	(19)	4,312
Net Cash used by Investing Activities	(627,095)	(621,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,273,649	1,420,002
Retirement of long-term debt	(994,275)	(871,987)
Sale of Common Stock	4,162	5,195
Dividends paid	(70,401)	(56,272)
Net Cash from Financing Activities	213,135	496,938

Net Increase in Cash and Cash Equivalents	41,215	100,005
Beginning Balance in Cash and Cash Equivalents	54,359	129,140
Ending Balance in Cash and Cash Equivalents	$95,574	$229,145

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$257,593	$213,857
Income taxes	$14	$16,897
Significant non-cash investing transactions:
Accrued additions to utility plant as of September 30,	$76,006	$85,580

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Utility Plant at Original Cost:
Plant in service	$7,318,200	$6,884,033
Less accumulated provision for depreciation	1,678,057	1,500,502
	5,640,143	5,383,531
Construction work-in-progress	557,754	514,096
	6,197,897	5,897,627

Investments and other property, net	19,702	19,701

Current Assets:
Cash and cash equivalents	30,784	28,594
Accounts receivable less allowance for uncollectible accounts:
2009 - $30,919, 2008 - $30,621	397,908	238,379
Deferred energy costs (Note 3)	-	50,436
Materials, supplies and fuel, at average cost	69,933	74,103
Risk management assets (Note 6)	23,754	11,724
Intercompany income taxes receivable	23,556	20,695
Deferred income taxes	44,091	2,682
Other	32,181	34,657
	622,207	461,270
Deferred Charges and Other Assets:
Deferred energy costs (Note 3)	141,568	231,027
Regulatory assets	839,973	971,354
Regulatory asset for pension plans	178,607	187,894
Risk management assets (Note 6)	17,001	7,346
Other	124,096	127,928
	1,301,245	1,525,549
TOTAL ASSETS	$8,141,051	$7,904,147
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder's equity	$2,691,551	$2,627,567
Long-term debt	3,701,308	3,385,106
	6,392,859	6,012,673
Current Liabilities:
Current maturities of long-term debt	9,286	8,691
Accounts payable	222,497	262,552
Accounts payable, affiliated companies	26,513	32,901
Accrued expenses	80,300	80,069
Dividends declared	7,500	-
Risk management liabilities (Note 6)	65,907	222,856
Deferred energy costs (Note 3)	4,762	-
Other	51,639	72,762
	468,404	679,831
Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	784,098	635,523
Deferred investment tax credit	8,983	10,001
Accrued retirement benefits	74,238	103,023
Risk management liabilities (Note 6)	481	35,241
Regulatory liabilities	200,766	188,709
Other	211,222	239,146
	1,279,788	1,211,643
TOTAL CAPITALIZATION AND LIABILITIES	$8,141,051	$7,904,147

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Electric	$933,520	$826,825	$1,945,818	$1,866,220

OPERATING EXPENSES:
Operation:
Fuel for power generation	160,960	240,027	455,355	613,968
Purchased power	288,248	319,324	541,746	577,161
Deferral of energy costs-net	46,911	(80,191)	144,910	(44,107)
Other	68,521	69,432	206,771	189,144
Maintenance	12,014	12,469	58,280	42,727
Depreciation and amortization	54,996	37,902	160,869	120,855
Taxes:
Income taxes	75,214	54,595	57,702	69,592
Other than income	8,970	8,266	26,394	24,015
	715,834	661,824	1,652,027	1,593,355
OPERATING INCOME	217,686	165,001	293,791	272,865

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	3,385	6,543	16,558	21,093
Interest accrued on deferred energy	248	2,803	2,891	5,681
Other income	3,776	4,116	18,726	12,970
Other expense	(1,537)	(2,028)	(12,335)	(5,045)
Income taxes	(1,612)	(3,828)	(8,155)	(11,350)
	4,260	7,606	17,685	23,349
Total Income Before Interest Charges	221,946	172,607	311,476	296,214

INTEREST CHARGES:
Long-term debt	56,672	46,662	166,492	129,283
Other	4,498	6,737	17,526	17,952
Allowance for borrowed funds used during construction	(2,815)	(5,128)	(13,483)	(16,503)
	58,355	48,271	170,535	130,732

NET INCOME	$163,591	$124,336	$140,941	$165,482

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$140,941	$165,482
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160,869	120,855
Deferred taxes and deferred investment tax credit	100,126	89,543
AFUDC	(16,558)	(21,093)
Deferred energy costs, net of amortizations	144,656	(49,647)
Other, net	(14,497)	2,659
Changes in certain assets and liabilities:
Accounts receivable	(162,390)	(143,891)
Materials, supplies and fuel	4,171	(9,531)
Other current assets	2,476	(1,233)
Accounts payable	3,323	(21,048)
Accrued retirement benefits	(29,766)	(1,741)
Other current liabilities	(20,891)	38,775
Risk management assets and liabilities	2,113	(989)
Other deferred assets	(8,453)	(35,291)
Other regulatory assets	(42,348)	(36,540)
Other deferred liabilities	(30,079)	(8,113)
Net Cash from Operating Activities	233,693	88,197

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(517,985)	(506,680)
Customer advances for construction	(1,974)	(12,951)
Contributions in aid of construction	42,561	49,108
Investments and other property - net	(94)	2,719
Net Cash used by Investing Activities	(477,492)	(467,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	944,326	878,034
Retirement of long-term debt	(628,837)	(435,787)
Additional investment by parent company	-	133,000
Dividends paid	(69,500)	(54,907)
Net Cash from Financing Activities	245,989	520,340

Net Increase in Cash and Cash Equivalents	2,190	140,733
Beginning Balance in Cash and Cash Equivalents	28,594	37,001
Ending Balance in Cash and Cash Equivalents	$30,784	$177,734

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$171,955	$120,749
Income taxes	$2	$15,534
Significant non-cash investing transactions:
Accrued additions to utility plant as of September 30,	$69,842	$76,749

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Utility Plant at Original Cost:
Plant in service	$3,373,436	$3,291,708
Less accumulated provision for depreciation	1,146,371	1,102,785
	2,227,065	2,188,923
Construction work-in-progress	114,539	91,067
	2,341,604	2,279,990

Investments and other property, net	328	403

Current Assets:
Cash and cash equivalents	58,392	21,411
Accounts receivable less allowance for uncollectible accounts:
2009 - $2,574; 2008 - $2,262	130,649	171,729
Materials, supplies and fuel, at average cost	51,268	50,132
Risk management assets (Note 6)	6,431	4,394
Intercompany income taxes receivable	48,029	64,932
Deferred income taxes	37,767	12,253
Other	14,239	17,631
	346,775	342,482
Deferred Charges and Other Assets:
Regulatory assets	365,899	443,932
Regulatory asset for pension plans	181,425	218,550
Risk management assets (Note 6)	4,579	2,613
Other	36,461	33,959
	588,364	699,054
Assets Held for Sale (Note 12)	140,878	142,506
TOTAL ASSETS	$3,417,949	$3,464,435
CAPITALIZATION AND LIABILITIES
Capitalization:
Common shareholder’s equity	$994,495	$877,961
Long-term debt	1,362,002	1,395,987
	2,356,497	2,273,948
Current Liabilities:
Current maturities of long-term debt	-	600
Accounts payable	66,799	109,410
Accounts payable, affiliated companies	14,822	17,433
Accrued expenses	39,435	37,787
Dividends declared	-	96,800
Risk management liabilities (Note 6)	43,148	90,990
Deferred energy costs (Note 3)	104,421	28,546
Other	15,089	14,298
	283,714	395,864
Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	348,793	287,251
Deferred investment tax credit	14,278	15,922
Accrued retirement benefits	147,238	180,209
Risk management liabilities (Note 6)	588	18,162
Regulatory liabilities	165,775	161,817
Other	71,083	107,162
	747,755	770,523
Liabilities Held for Sale (Note 12)	29,983	24,100
TOTAL CAPITALIZATION AND LIABILITIES	$3,417,949	$3,464,435

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Electric	$265,734	$271,919	$734,386	$758,612
Gas	19,745	19,379	132,686	137,125
	285,479	291,298	867,072	895,737
OPERATING EXPENSES:
Operation:
Fuel for power generation	89,125	92,845	229,119	211,137
Purchased power	25,580	64,005	92,439	251,474
Gas purchased for resale	11,269	13,760	101,457	108,288
Deferral of energy costs - electric - net	26,646	(9,384)	68,222	(12,572)
Deferral of energy costs - gas - net	2,286	(725)	1,923	(2,296)
Other	38,843	35,474	123,748	103,744
Maintenance	8,173	7,868	23,939	22,204
Depreciation and amortization	27,545	21,343	80,043	64,801
Taxes:
Income taxes	10,445	10,602	24,275	24,213
Other than income	6,162	5,402	17,046	16,128
	246,074	241,190	762,211	787,121
OPERATING INCOME	39,405	50,108	104,861	108,616

OTHER INCOME (EXPENSE):
Allowance for other funds used during construction	942	1,322	2,535	11,842
Interest accrued on deferred energy	(2,047)	(454)	(3,764)	(1,639)
Other income	3,792	2,367	12,299	11,331
Other expense	(813)	(749)	(4,601)	(5,430)
Income taxes	(226)	(683)	(1,651)	(5,210)
	1,648	1,803	4,818	10,894
Total Income Before Interest Charges	41,053	51,911	109,679	119,510

INTEREST CHARGES:
Long-term debt	16,760	18,635	49,820	55,975
Other	891	1,407	4,017	4,398
Allowance for borrowed funds used during construction	(864)	(1,050)	(2,364)	(8,915)
	16,787	18,992	51,473	51,458

NET INCOME	$24,266	$32,919	$58,206	$68,052

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$58,206	$68,052
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,043	64,801
Deferred taxes and deferred investment tax credit	38,782	28,472
AFUDC	(2,535)	(11,842)
Deferred energy costs, net of amortizations	76,665	(13,727)
Other, net	24,917	14,476
Changes in certain assets and liabilities:
Accounts receivable	59,312	4,152
Materials, supplies and fuel	(896)	(3,142)
Other current assets	3,391	5,488
Accounts payable	(27,013)	(16,267)
Accrued retirement benefits	(7,545)	(15,789)
Other current liabilities	2,285	2,864
Risk management assets and liabilities	1,062	(774)
Other deferred assets	(2,796)	858
Other regulatory assets	(10,323)	(14,162)
Other deferred liabilities	(32,505)	(2,142)
Net Cash from Operating Activities	261,050	111,318

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding equity related to AFUDC)	(152,038)	(165,238)
Customer advances for construction	(4,035)	1,933
Contributions in aid of construction	6,395	8,329
Investments and other property - net	76	1,597
Net Cash used by Investing Activities	(149,602)	(153,379)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	329,324	541,968
Retirement of long-term debt	(365,291)	(436,038)
Investment by parent company	90,300	20,000
Dividends paid	(128,800)	(78,333)
Net Cash from (used by) Financing Activities	(74,467)	47,597

Net Increase in Cash and Cash Equivalents	36,981	5,536
Beginning Balance in Cash and Cash Equivalents	21,411	23,807
Ending Balance in Cash and Cash Equivalents	$58,392	$29,343

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$50,387	$54,849
Income taxes	$12	$19
Significant non-cash investing transactions:
Accrued additions to utility plant as of September 30,	$6,164	$8,831

The accompanying notes are an integral part of the financial statements.

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

    The results of operations and cash flows of NVE, NPC and SPPC for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

Reclassifications

    Certain financial statement line items for prior periods have been regrouped or reclassified to conform with current year presentation.  The regroupings or reclassifications have not affected previously reported results of operations or common shareholders’ equity.

Recent Accounting Standards Updates

Fair Value Measurements and Disclosures

   In February 2008, the FASB issued transition guidance which deferred the effective date of applying fair value measurements to nonfinancial assets and nonfinancial liabilities which are nonrecurring.  The transition guidance was effective for NVE and the Utilities beginning January 1, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements of NVE and the Utilities.

    In April 2009, the FASB issued additional guidance on measuring the fair value of financial instruments when markets become inactive and quoted prices may reflect distressed transactions.  The provisions of this guidance are effective for NVE and the Utilities as of June 30, 2009.  The adoption did not have an effect on the consolidated financial statements of NVE and the Utilities.

    In August 2009, the FASB issued an update on the Fair Value Measurements and Disclosures Topic as reflected in the FASB Accounting Standards Codification for the fair value of liabilities.  This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  The provisions of this guidance are effective for NVE and the Utilities beginning October 1, 2009.  NVE and the Utilities do not expect the adoption to have a significant impact on the consolidated financial statements.

Derivatives and Hedging

    In March 2008, the FASB issued an amendment of its existing guidance effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The purpose of the amendment is to provide more adequate disclosure about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  NVE and the Utilities adopted the amendment beginning January 1, 2009.  See Note 6, Derivatives and Hedging Activities.

Financial Instruments

    In April 2009, the FASB issued transition guidance requiring disclosure of fair values of certain financial instruments in interim financial statements.  The provisions of the transition guidance was effective for NVE and the Utilities as of June 30, 2009.  See Note 5, Fair Value of Financial Instruments.

Subsequent Events

    In May 2009, the FASB issued guidance which establishes the accounting principles and disclosure requirements for subsequent events.  The guidance requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  NVE and the Utilities evaluated subsequent events at the time the financial statements were issued, which was October 29, 2009.  The guidance was effective for NVE and the Utilities as of June 30, 2009.

Consolidations of Variable Interest Entities

    In June 2009, the FASB amended existing guidance related to the Consolidation of Variable Interest Entities.  The amendment requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:  a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The amendment will be effective for NVE and the Utilities beginning January 1, 2010.  NVE and the Utilities are currently evaluating the impact of the adoption of this amendment.

FASC and the Hierarchy of Generally Accepted Accounting Principles

    In June 2009, the FASB issued guidance related to the FASC, which became the single source of authoritative GAAP, other than guidance put forth by the SEC.  All other accounting literature not included in the codification will be considered non-authoritative.  The guidance is effective for NVE and the Utilities for the quarterly period ending September 30, 2009 and will impact the current disclosure of the financial statements since all references to authoritative accounting literature will be topic references in accordance with the FASC.

NOTE 2.                 SEGMENT INFORMATION

The Utilities operate three regulated business segments (as required by the Segment Reporting Topic of the FASC) which are NPC electric, SPPC electric and SPPC natural gas service.  Electric service is provided to Las Vegas and surrounding Clark County by NPC, and to northern Nevada and the Lake Tahoe area of California by SPPC.  Natural gas services are provided by SPPC in the Reno-Sparks area of Nevada.  Other segment information includes segments below the quantitative thresholds for separate disclosure.

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

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$933,520	$265,734	$19,745	$285,479	$8	$1,219,007

Energy Costs:
Fuel for power generation	160,960	89,125	-	89,125	-	250,085
Purchased power	288,248	25,580	-	25,580	-	313,828
Gas purchased for resale	-	-	11,269	11,269	-	11,269
Deferred energy costs - net	46,911	26,646	2,286	28,932	-	75,843
	496,119	141,351	13,555	154,906	-	651,025

Gross Margin	$437,401	$124,383	$6,190	$130,573	$8	$567,982

Other	68,521			38,843	628	107,992
Maintenance	12,014			8,173	-	20,187
Depreciation and amortization	54,996			27,545	-	82,541
Taxes:
Income taxes (benefit)	75,214			10,445	(4,879)	80,780
Other than income	8,970			6,162	45	15,177

Operating Income	$217,686			$39,405	$4,214	$261,305

Nine months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,945,818	$734,386	$132,686	$867,072	$25	$2,812,915

Energy Costs:
Fuel for power generation	455,355	229,119	-	229,119	-	684,474
Purchased power	541,746	92,439	-	92,439	-	634,185
Gas purchased for resale	-	-	101,457	101,457	-	101,457
Deferred energy costs - net	144,910	68,222	1,923	70,145	-	215,055
	1,142,011	389,780	103,380	493,160	-	1,635,171

Gross Margin	$803,807	$344,606	$29,306	$373,912	$25	$1,177,744

Other	206,771			123,748	2,036	332,555
Maintenance	58,280			23,939	-	82,219
Depreciation and amortization	160,869			80,043	-	240,912
Taxes:
Income taxes (benefit)	57,702			24,275	(10,769)	71,208
Other than income	26,394			17,046	137	43,577

Operating Income	$293,791			$104,861	$8,621	$407,273

Three Months Ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2008	Electric	Electric	Gas	Total	Other	Consolidated

Operating Revenues	$826,825	$271,919	$19,379	$291,298	$8	$1,118,131

Energy Costs:
Fuel for power generation	240,027	92,845	-	92,845	-	332,872
Purchased power	319,324	64,005	-	64,005	-	383,329
Gas purchased for resale	-	-	13,760	13,760	-	13,760
Deferred energy costs - net	(80,191)	(9,384)	(725)	(10,109)	-	(90,300)
	479,160	147,466	13,035	160,501	-	639,661

Gross Margin	$347,665	$124,453	$6,344	$130,797	$8	$478,470

Other	69,432			35,474	181	105,087
Maintenance	12,469			7,868	-	20,337
Depreciation and amortization	37,902			21,343	-	59,245
Taxes:
Income taxes (benefit)	54,595			10,602	(4,049)	61,148
Other than income	8,266			5,402	33	13,701

Operating Income	$165,001			$50,108	$3,843	$218,952

Nine Months Ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2008	Electric	Electric	Gas	Total	Other	Consolidated

Operating Revenues	$1,866,220	$758,612	$137,125	$895,737	$19	$2,761,976

Energy Costs:
Fuel for power generation	613,968	211,137	-	211,137	-	825,105
Purchased power	577,161	251,474	-	251,474	-	828,635
Gas purchased for resale	-	-	108,288	108,288	-	108,288
Deferred energy costs - net	(44,107)	(12,572)	(2,296)	(14,868)	-	(58,975)
	1,147,022	450,039	105,992	556,031	-	1,703,053

Gross Margin	$719,198	$308,573	$31,133	$339,706	$19	$1,058,923

Other	189,144			103,744	2,521	295,409
Maintenance	42,727			22,204	-	64,931
Depreciation and amortization	120,855			64,801	-	185,656
Taxes:
Income taxes (benefit)	69,592			24,213	(11,110)	82,695
Other than income	24,015			16,128	123	40,266

Operating Income	$272,865			$108,616	$8,485	$389,966

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions of Notes to Financial Statements in NPC’s and SPPC’s 2008 Form 10-K, for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy costs were included in the consolidated balance sheets as of the dates shown (dollars in thousands):

Description	NPC Electric	SPPC Electric	SPPC Gas	NVE Total

Nevada Deferred Energy
Cumulative Balance authorized in 2009 DEAA	$74,885 (1)	$(24,870)	$(8,733)	$41,282
2009 Amortization	111	286	-	397
2009 Deferred Energy Costs (Over Collections) (2)	(110,304)	(68,777)	(2,327)	(181,408)
Nevada Deferred Energy Balance at September 30, 2009 - Subtotal	$(35,308)	$(93,361)	$(11,060)	$(139,729)
Cumulative CPUC balance	-	1,098	-	1,098
Western Energy Crisis Rate Case (effective 6/07, 3 years)	21,543	-	-	21,543
Reinstatement of deferred energy (effective 6/07, 10 years)	150,571	-	-	150,571

Total	$136,806	$(92,263)	$(11,060)	$33,483

Current Assets
Other deferred charges (3)	-	1,098	-	1,098
Deferred Assets
Deferred energy costs	141,568	-	-	141,568
Current Liabilities
Deferred energy costs	(4,762)	(93,361)	(11,060)	(109,183)
Total	$136,806	$(92,263)	$(11,060)	$33,483

(1)	These deferred costs include PUCN ordered adjustments and will be included as an offset to 2009 Deferred Energy Over-Collections within the February 2010 DEAA filings.
(2)	These deferred costs (over collections) are to be requested in February 2010 DEAA filings, and include PUCN ordered adjustments.
(3)	Refer to Note 12, Assets Held For Sale.

Pending Regulatory Actions

Nevada Power Company and Sierra Pacific Power Company

    Ely Energy Center

On February 9, 2009, NVE and the Utilities announced their intention to postpone plans to construct the EEC due to increasing environmental and economic uncertainties until such time as carbon sequestration becomes commercially viable, which is not expected for at least a decade.  The PUCN had previously approved the Utilities spending on the EEC up to $130 million, of which the Utilities have spent and recorded as an other deferred asset approximately $76.6 million as of September 30, 2009.  Management expects full recovery of the amounts expended through September 30, 2009.  Future plans with respect to the EEC will be addressed through the Utilities’ IRP processes.  In June 2009, the Utilities filed to withdraw the initial construction application under the Utility Environmental Protection Act (UEPA) filed in 2006 due to postponing the construction of the EEC.  Simultaneously, the Utilities filed a new UEPA application for the construction of the ON Line project.

Nevada Power Company

    NPC 2009 Nevada IRP

    In July 2009, as required by Nevada law, NPC filed its 2009 triennial IRP with the PUCN.  As a result of reviews of the Company’s load forecast by the PUCN and NPC, NPC requested to withdraw its July 2009 IRP.  On August 3, 2009, the PUCN approved NPC’s withdrawal request and agreed that NPC met its statutory deadline for filing, contingent upon refiling its triennial IRP no later than December 1, 2009.

Sierra Pacific Power Company

SPPC California Divestiture Filing

    In October 2009, SPPC and CalPeco filed an application with the CPUC requesting approval of the transaction in which SPPC has agreed to sell its California electric distribution and generation assets to CalPeco.  Upon closing of the transaction, SPPC will transfer to CalPeco all of its California electric distribution and generation assets and approximately 46,000 retail electric customers.  Separately, SPPC will file an application with the PUCN requesting PUCN approval of the transaction.  See Note 12, Assets Held for Sale.

 SPPC California GRC

    In July 2008, SPPC filed a GRC with the CPUC and subsequently filed an amendment to the original filing in December 2008.  SPPC requested an ROE of 11.4% and ROR of 8.81% and an increase in general revenues of $8.9 million.  In July 2009 a settlement was filed with the CPUC, which includes the following:

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

    SPPC cannot predict when the CPUC will rule on the matter, but expects rates to be effective shortly after a final order is issued.

Settled Regulatory Actions

Nevada Power Company

NPC 2009 DEAA

    In February 2009, NPC filed an application to create a new DEAA rate.  In this application, NPC requested to increase rates by $72.1 million, an increase of 3.18%, while recovering $77.5 million of deferred fuel and purchased power costs.  In its order issued in September 2009, the PUCN ordered that the DEAA rate remain set at $0.00 per kWh, a slight increase to the Temporary Renewable Energy Development charge and slight decrease to the Renewable Energy Program Rate which is a decrease to revenues of $4.6 million, or a 0.20% decrease.  The PUCN found that NPC’s purchases of fuel and power were prudent and approved those costs for the test period which will be included as an offset to 2009 deferred energy over-collections within the February 2010 DEAA filing.

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

Mohave Generating Station

    In June 2009, majority stakeholder Southern California Edison announced that the Mohave Generating Station, owned 14% by NPC, will be dismantled and its operating permits terminated following a December 2005 suspension of operations due to pending environmental matters.  As discussed in the 2008 Form 10-K, the net book value of the Mohave Generating Station is included in Other Regulatory Assets and any costs or savings related to the Mohave Generating Station are accumulated in Other Regulatory Assets.  NPC believes it will continue to recover the costs for the Mohave Generating Station through the regulatory process and does not expect the dismantling of the plant to have a material impact on its financial condition.

Sierra Pacific Power Company

SPPC Nevada Gas DEAA

    In February 2009, SPPC filed an application to create a new gas DEAA rate for Nevada customers.  In this application, SPPC requested to decrease rates by $8.7 million, a decrease of 4.71%, while refunding $8.7 million of deferred gas costs.  The PUCN issued its order in September 2009 approving SPPC’s requested rate decrease and approving SPPC’s purchases of natural gas and propane as prudent for the test period.  The new DEAA rate became effective October 1, 2009.

     SPPC Nevada Electric DEAA

    In February 2009, SPPC filed an application to create a new electric DEAA rate for Nevada customers.  In this application, SPPC requested to decrease rates by $25.9 million, a decrease of 2.69%, while refunding $19.8 million of deferred fuel and purchased power costs.  The PUCN issued its order in September 2009 decreasing rates by $30.8 million, a decrease of 3.19% and approving SPPC’s purchases of fuel and power as prudent for the test period.  The new credit DEAA rate became effective October 1, 2009.

NOTE 4.                      LONG-TERM DEBT

          As of September 30, 2009, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	NVE Holding Co. and Other Subs.	NVE Consolidated
2009	$(84)	$-	$-	$(84)
2010	116,004	-	-	116,004
2011	369,924	-	-	369,924
2012	136,449	100,000	63,670	300,119
2013	7,146	250,000	-	257,146
	629,439	350,000	63,670	1,043,109
Thereafter	3,093,359	993,500	421,539	4,508,398
	3,722,798	1,343,500	485,209	5,551,507
Unamortized Premium (Discount) Amount	(12,204)	18,502	533	6,831
Total	$3,710,594	$1,362,002	$485,742	$5,558,338

    Substantially all utility plant is subject to the liens of NPC’s and SPPC’s Indentures under which their respective General and Refunding Mortgage securities are issued.

Nevada Power Company

Tender Offer

    On October 7, 2009, NPC settled its cash tender offer, which commenced on September 8, 2009 and expired on October 5, 2009 for the following securities:

•	Clark County, Nevada Industrial Development Refunding Revenue Bonds (Nevada Power Company Project) Series 2000A, in an aggregate principal amount of $100 million;
•	Coconino County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2006A, in an aggregate principal amount of $40 million; and
•	Clark County, Nevada Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2006, in an aggregate principal amount of $39.5 million (collectively, “the NPC Bonds”).

    Those holders who tendered their NPC Bonds by the expiration date were entitled to receive a purchase price of $900 per $1,000 NPC Bond, plus any accrued and unpaid interest to, but not including, the date that is two business days following the October 5, 2009 expiration date.  Approximately $5.7 million of the $179.5 million NPC Bonds outstanding were validly tendered and accepted by NPC.  NPC financed the tendered bonds with available cash.  The tendered NPC Bonds remain outstanding and have not been retired or cancelled.  However, as NPC is the sole holder of the NPC Bonds, for financial reporting purposes the investment in the tendered NPC Bonds and the indebtedness will be offset for presentation purposes.

Maturity of Clark County Nevada Pollution Control Revenue Bonds, Series 2000B

    On October 1, 2009 the Clark County Nevada Pollution Control Revenue Bonds, Series 2000B, in the aggregate principal amount of $15 million, matured.  In July 2008, these securities were converted from auction rate securities to variable rate demand notes.  As further disclosed in Note 6, Long-Term Debt in the 2008 Form 10-K, NPC purchased 100% of the bonds at that time, and remained the sole holder of these bonds until the maturity date.  NPC financed the maturity with available cash.

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

Sierra Pacific Power Company

Tender Offer

On October 7, 2009, SPPC settled its cash tender offer, which commenced on September 8, 2009 and expired on October 5, 2009 for the following securities:

•	Washoe County, Nevada Gas Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006A, in an aggregate principal amount of $58.7 million;
•	Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006B, in an aggregate principal amount of $75 million; and
•
Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006C, in an aggregate principal amount of $84.8 million (collectively, “the SPPC Bonds”).

Those holders who tendered their SPPC Bonds by the expiration date were entitled to receive a purchase price of $900 per $1,000 SPPC Bond, plus any accrued and unpaid interest to, but not including, the date that is two business days following the October 5, 2009 expiration date.  Approximately $3.8 million of the $218.5 million SPPC Bonds outstanding were validly tendered and accepted by SPPC.  SPPC financed the tendered bonds with available cash.  The tendered SPPC Bonds remain outstanding and have not been retired or cancelled.  However, as SPPC is the sole holder of the SPPC Bonds, for financial reporting purposes the investment in the tendered SPPC Bonds and the indebtedness will be offset for presentation purposes.

General and Refunding Mortgage Notes, Series M

On August 21, 2009, SPPC issued an additional $150 million in aggregate principal amount of its 6% General and Refunding Mortgage Notes, Series M, as part of the same series as the original Series M Notes issued in March 2006.  Upon the issuance of these Notes, the aggregate principal amount of the Series M Notes outstanding is $450 million.  The proceeds from the second issuance were used to repay amounts outstanding under SPPC’s revolving credit facility.

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

NOTE 5.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

    The September 30, 2009 carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

    The total fair value of NVE’s consolidated long-term debt at September 30, 2009, is estimated to be $5.9 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $4.9 billion as of December 31, 2008.

    The total fair value of NPC’s consolidated long-term debt at September 30, 2009, is estimated to be $4.0 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $3.1 billion at December 31, 2008.

    The total fair value of SPPC’s consolidated long-term debt at September 30, 2009, is estimated to be $1.4 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $1.3 billion as of December 31, 2008.

NOTE 6.                       DERIVATIVES AND HEDGING ACTIVITIES

    NVE, SPPC and NPC apply the accounting guidance as required by the Derivatives and Hedging Topic of the FASC.  The accounting guidance for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge.  The accounting guidance for derivative instruments also provides a scope exception for commodity contracts that meet the normal purchase and sales criteria specified in the standard.  The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that are designated as normal purchase and normal sales are accounted for under deferred energy accounting and not recorded on the consolidated balance sheets of NVE and the Utilities at fair value.

Interest Rate Risk

    In August 2009, NPC entered into two interest rate swap agreements which terminate in 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding  Mortgage Notes, Series A, due 2011.  The interest rate swaps manage the existing fixed rate interest rate exposure with a variable interest rate in order to lower overall borrowing costs.  As allowed by the Regulated Operations Topic of the FASC, as of September 30, 2009, the fair value of the interest rate swaps were recorded as a Risk Management Asset with the corresponding offset recorded as a Risk Management Regulatory Liability and are included in the fair value table below.

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

Credit Risk Contingent Features

    The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  The contracts require that the Utilities maintain their Moody’s, Fitch, and S&P Senior Unsecured or equivalent ratings in place at the time the contracts were entered into.  In the event that the Utilities’ Senior Unsecured debt rating is downgraded by two out of the three rating agencies, the counterparties have the right to require the Utilities to post cash or a letter of credit to the extent the counterparties have mark-to-market exposure to the Utilities, subject to certain caps.  As of September 30, 2009, the maximum amount of collateral NPC and SPPC would be required to post under these agreements is approximately $66.3 million and $42.9 million, respectively, based on mark-to-market liability values, which are substantially based on quoted market prices.  Of this amount, approximately $51.1 million and $32.9 million, respectively, would be required if the Senior Unsecured debt ratings of NPC and SPPC are downgraded one level and additional amounts of approximately $15.2 million and $10.0 million would be required, respectively, if the Senior Unsecured debt ratings of NPC and SPPC are downgraded two levels.

Determination of Fair Value

    As required by the Fair Value Measurements and Disclosure Topic of the FASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Risk management assets and liabilities in the recurring fair value measures table below include over-the-counter forwards, swaps, options and interest rate swaps.  Total risk management assets below do not include option premiums on commodity contracts which are not considered a derivative asset.  Option premiums upon settlement are recorded in fuel and purchased power expense and are subsequently requested for recovery through the deferred energy mechanism.  Option premium amounts included in risk management assets for NVE, NPC and SPPC were as follows (dollars in millions):

	Option Premiums
	September 30, 2009			December 31, 2008
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current	$12.3	$9.3	$3.0	$13.3	$9.7	$3.6
Non-Current	3.3	2.4	0.9	5.6	4.2	1.4
Total	$15.6	$11.7	$3.9	$18.9	$13.9	$5.0

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities nonperformance risk on their liabilities.  Nonperformance risk is based on the credit quality of NVE and the Utilities and had an immaterial impact to the fair value of their derivative instruments.

The following table shows the fair value of the open derivative positions recorded on the consolidated balance sheets of NVE, NPC and SPPC and the related regulatory assets and/or liabilities that did not meet the normal purchase and normal sales exception criteria as required by the Derivatives and Hedging Topic of the FASC.  Additionally, as required by the Regulated Operations Topic of the FASC, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates, once realized.  This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on derivative transactions until the period of settlement and to not recognize gains and losses through income (dollars in millions):

	September 30, 2009			December 31, 2008
	Fair Value			Fair Value
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC
Risk management assets - current	$17.9	$14.5	$3.4	$2.8	$2.0	$0.8
Risk management assets - non-current (1)	18.3	14.6	3.7	4.4	3.2	1.2
Total risk management assets	36.2	29.1	7.1	7.2	5.2	2.0

Risk management liabilities - current	109.1	65.9	43.2	313.8	222.9	90.9
Risk management liabilities - non-current	1.1	0.5	0.6	53.4	35.2	18.2
Total risk management liabilities	110.2	66.4	43.8	367.2	258.1	109.1

Total risk management regulatory assets/liabilities – net (2)	$(74.0)	$(37.3)	$(36.7)	$(360.0)	$(252.9)	$(107.1)

(1)
Included in Risk management assets – non-current is a $2.7 million gain for interest rate swaps, as discussed above, with the offset recorded in the risk management regulatory assets/liabilities amounts above.

(2)
When amount is negative it represents a Risk Management Regulatory Asset, when positive it represents a Risk Management Regulatory Liability.  NVE, NPC, and SPPC would have recorded gains for the three months ended September 30, 2009 of $236.6 million, $185.2 million, and $51.4 million, respectively, and for the nine months ended September 30, 2009, NVE, NPC and SPPC, would have recorded gains of $286.0 million, $215.6 million and $70.4 million, respectively.  However, as required by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the Risk Management Regulatory Assets/Liabilities amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities’ cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  Risk management assets as of September 30, 2009, increased primarily due to lower contract prices as compared to December 31, 2008.  Risk management liabilities decreased as of September 30, 2009, as compared to December 31, 2008, primarily due to increased settlements of derivative contracts during the three month period ending September 30, 2009, which is the Utilities’ peak season.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	September 30, 2009 Commodity Volume (MMBTU)			December 31, 2008 Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume assets - current	31.9	26.0	5.9	1.2	1.0	0.2
Commodity volume assets - non-current	29.1	21.3	7.8	1.1	1.0	0.1
Total commodity volume of assets	61.0	47.3	13.7	2.3	2.0	0.3

Commodity volume liabilities - current	78.0	54.8	23.2	119.9	86.7	33.2
Commodity volume liabilities - non-current	1.1	0.6	0.5	40.6	28.6	12.0
Total commodity volume of liabilities	79.1	55.4	23.7	160.5	115.3	45.2

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

Sierra Pacific Power Company

Valmy Generating Station

On June 22, 2009, SPPC received a request for information from the EPA—Region 9 under Section 114 of the Federal Clean Air Act requesting current and historical operations and capital project information for SPPC’s Valmy Generating Station located in Valmy, Nevada.  SPPC co-owns and operates this coal-fired plant.  Idaho Power Company owns the remaining 50%.  The EPA’s Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the EPA relating to the plant.  SPPC is currently preparing its response to the EPA and will continue to monitor developments relating to this Section 114 request.  It is anticipated that the initial response will be complete in the fourth quarter of 2009, and as of September 30, 2009, SPPC cannot predict the impact, if any, associated with this information request.

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  As disclosed in Note 13, Commitments and Contingencies of the Notes to Financial Statements, Environmental, in the 2008 Form 10-K, NPC was subject to various environmental proceedings which were settled as of December 31, 2008.  NPC continues to comply with these environmental commitments.  As of September 30, 2009, environmental expenditures did not change materially from those disclosed in the 2008 Form 10-K.

Litigation Contingencies

Nevada Power Company

Lawsuit Against Natural Gas Providers

In April 2003, NVE (originally filed under the corporate name of SPR) and NPC filed a complaint in the U.S. District Court for the District of Nevada (“District Court”) against several natural gas providers and traders.  In July 2003, NVE and NPC filed a First Amended Complaint.  A Second Amended Complaint was filed in June 2004, which named three different groups of defendants:  (1) El Paso Corporation, El Paso Natural Gas Company, El Paso Merchant Energy, L.P., El Paso Merchant Energy Company, El Paso Tennessee Pipeline Company, El Paso Merchant Energy-Gas Company (“El Paso”); (2) Dynegy Marketing and Trade (“Dynegy”); and (3) Sempra Energy, Sempra Energy Trading Corporation, Southern California Gas Company, and San Diego Gas and Electric (collectively, “Sempra”).  On December 13, 2005, the District Court dismissed NVE and NPC’s claims.  NVE and NPC appealed this decision to the Ninth Circuit.  Subsequently, NVE abandoned its appeal and the matter proceeded only with respect to NPC.  In September 2007, the Ninth Circuit reversed the District Court’s order.  In November 2007, the Ninth Circuit denied the gas providers and traders’ petition for rehearing.  The Ninth Circuit has remanded the case to the District Court for further proceedings.  In January 2008, the defendants filed motions to dismiss, to which NPC responded in February 2008.  In June 2008, NPC’s claims survived the defendant’s filed motions to dismiss.  On December 9, 2008, NPC settled with Sempra for an immaterial amount.  In June 2009, NPC reached settlement agreements with both El Paso and Dynegy.  Any disputes previously existing between the parties have now been resolved and all claims have been dismissed.

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

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo and Mohave Generating Stations.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo and Mohave Generating Stations by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  The DC Lawsuit seeks $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.  The action was stayed from October 2004 until March 2008 pending resolution of discovery related motions.  Those discovery motions have now been resolved and the Court ordered completion of factual discovery by February 11, 2010.  Factual discovery is ongoing.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada (“District Court”) on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the District Court in April 2008.  On September 30, 2008, the District Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The District Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from September 30, 2008.  In the event Farad Dam is not rebuilt, the District Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC requested the District Court to reconsider the cash value to reflect rebuild costs.  On July 10, 2009, the District Court declined SPPC’s request and further ordered that the three year period to replace the dam now commences as of July 10, 2009.  In early August 2009, SPPC appealed the District Court’s $1.3 million cash value determination with the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court).  Subsequently, in mid August 2009, the Insurers appealed the District Court’s Coverage Decision with the Ninth Circuit Court.  In September 2009, the Ninth Circuit Court ordered the parties to complete briefing on both appeals by early March 2010.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal matters, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

NOTE 8.                      EARNINGS PER SHARE (NVE)

The difference between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the non-employee director stock plan, the employee stock purchase plan, and the performance and restricted stock plans.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic EPS
Numerator ($000)

Net income	$182,646	$150,783	$178,785	$210,975

Denominator
Weighted average number of common shares outstanding	234,629,761	234,096,559	234,479,605	233,975,552

Per Share Amounts

Net income per share - basic	$0.78	$0.64	$0.76	$0.90

Diluted EPS
Numerator ($000)

Net income	$182,646	$150,783	$178,785	$210,975

Denominator (1)
Weighted average number of shares outstanding before dilution	234,629,761	234,096,559	234,479,605	233,975,552
Stock options	37,132	26,738	23,983	48,340
Non-Employee Director stock plan	104,609	66,130	94,900	59,810
Employee stock purchase plan	10,058	-	8,247	290
Restricted Shares	13,307	11,804	9,542	6,121
Performance Shares	574,052	453,901	409,277	409,156
	235,368,919	234,655,132	235,025,554	234,499,269

Per Share Amounts

Net income per share - diluted	$0.78	$0.64	$0.76	$0.90

(1)
The denominator does not include stock equivalents resulting from the options issued under the nonqualified stock option plan for the three and nine months ended September 30, 2009 and 2008, due to conversion prices being higher than market prices for all periods.  Under this plan for the three and nine months ended September 30, 2009, 731,505 and 850,596 shares, respectively, would be included and 1,049,833 and 977,463 shares, respectively, would be included for the three and nine months ended September 30, 2008, if the conditions for conversions were met.

NOTE 9.                      RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

A summary of the components of net periodic pension and other postretirement costs for the three and nine months ended September 30 follows.  This summary is based on a December 31, 2008 measurement date for 2009 and a September 30, 2007 measurement date for 2008 (dollars in thousands):

NV Energy, Inc., Consolidated

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Service cost	$4,709	$5,237	$577	$641
Interest cost	11,036	10,677	2,637	2,683
Expected return on plan assets	(9,290)	(11,463)	(1,508)	(2,088)
Amortization of prior service cost	(448)	(265)	(171)	(257)
Amortization of net loss	6,894	1,980	1,273	872
Settlement loss	-	-	84	-

Net periodic benefit cost	$12,901	$6,166	$2,892	$1,851

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$14,128	$16,506	$1,732	$1,922
Interest cost	33,109	32,142	7,912	8,049
Expected return on plan assets	(27,870)	(35,587)	(4,525)	(6,264)
Amortization of prior service cost	(1,345)	25	(514)	(771)
Amortization of net loss	20,681	4,733	3,818	2,617
Settlement loss	-	-	254	-

Net periodic benefit cost	$38,703	$17,819	$8,677	$5,553

Nevada Power Company

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Service cost	$2,393	$3,103	$310	$304
Interest cost	5,270	5,334	607	631
Expected return on plan assets	(4,462)	(5,496)	(509)	(675)
Amortization of prior service cost	(433)	(205)	289	289
Amortization of net loss	3,298	983	287	202
Settlement loss	-	-	19	-

Net periodic benefit cost	$6,066	$3,719	$1,003	$751

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$7,179	$9,715	$931	$912
Interest cost	15,809	15,944	1,820	1,893
Expected return on plan assets	(13,385)	(17,058)	(1,528)	(2,026)
Amortization of prior service cost	(1,300)	159	868	868
Amortization of net loss	9,894	2,339	861	606
Settlement loss	-	-	57	-

Net periodic benefit cost	$18,197	$11,099	$3,009	$2,253

Sierra Pacific Power Company

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

Service cost	$2,061	$1,940	$251	$319
Interest cost	5,471	5,045	2,014	2,013
Expected return on plan assets	(4,580)	(5,668)	(977)	(1,378)
Amortization of prior service cost	(26)	(62)	(465)	(550)
Amortization of net loss	3,425	913	978	658
Settlement loss	-	-	65	-

Net periodic benefit cost	$6,351	$2,168	$1,866	$1,062

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$6,184	$6,058	$755	$956
Interest cost	16,414	15,194	6,041	6,041
Expected return on plan assets	(13,741)	(17,601)	(2,932)	(4,134)
Amortization of prior service cost	(78)	(74)	(1,394)	(1,651)
Amortization of net loss	10,276	2,168	2,934	1,975
Settlement loss	-	-	195	-

Net periodic benefit cost	$19,055	$5,745	$5,599	$3,187

On September 30, 2009, NVE notified retirees that it was capping contributions for retiree medical plans at 2009 levels in order to contain costs.  The revaluation resulting from these changes has resulted in a reduction to the liability for other postretirement benefits of $24.2 million at September 30, 2009.

In 2008, as required by the Compensation Retirement Benefits Topic of the FASC, NVE, NPC and SPPC recorded additional pension costs relating to the elimination of the early measurement date to retained earnings of $5.3 million, $3.6 million and $1.4 million, respectively, before taxes.  Also, in 2008, in accordance with the accounting guidance, NVE, NPC and SPPC recorded additional post retirement benefit costs relating to the elimination of the early measurement date, to retained earnings of $1.0 million, $0.6 million and $0.4 million, respectively, before taxes.  These amounts represent the expense attributable to the three-month period from September 30, 2007 to December 31, 2007.

For the nine months ended September 30, 2009, the companies made contributions to the pension plan totaling $60 million, with $25.5 million allocated to the 2008 plan year and the remainder to the 2009 plan year.  At the present time it is anticipated that there will be further contributions made to the pension and other postretirement benefits plans in 2009, however the amounts will not be known until asset values and market conditions can be evaluated at the time of the contribution.

NOTE 10.                      DIVIDENDS

On February 5, 2009, NVE’s BOD declared a quarterly cash dividend of $0.10 per share which was paid in March 2009 to common shareholders of record on March 3, 2009.  On April 30, 2009, NVE’s BOD declared a quarterly cash dividend of $0.10 per share to common shareholders of record on June 2, 2009, which was paid on June 17, 2009.  On August 6, 2009, NVE’s BOD declared a quarterly cash dividend of $0.10 per share to common shareholders of record on September 1, 2009, which was paid on September 16, 2009.

As of September 30, 2009, NVE contributed capital to SPPC of $90.3 million.

During the nine months ended September 30, 2009, NPC and SPPC paid dividends to NVE of $69.5 million and $128.8 million, respectively.  On October 19, 2009, NPC paid dividends to NVE of $7.5 million.

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

NOTE 12.                      ASSETS HELD FOR SALE

In April 2009, SPPC entered into an agreement to sell its California electric distribution and generation assets to CalPeco.  Based on the terms of the purchase agreement, SPPC will receive proceeds that include a premium on current net rate base assets as of the closing date, plus a working capital adjustment.  Net rate base assets include utility plant in service, net and deferred credits and other liabilities.  Such proceeds are expected to be above the current book value of the related net assets.  The sale is expected to close in 2010, and is subject to obtaining necessary federal and state regulatory approvals.

Below are the major classes of assets and liabilities held for sale and presented in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 (dollars in millions):

Assets	September 30, 2009	December 31, 2008

Utility Plant in Service	$179.6	$183.2

Less: Accumulated depreciation	53.3	56.0
Utility Plant in Service, net	126.3	127.2

CWIP	7.3	5.5
Other current assets	5.3	6.8
Deferred Charges	2.0	3.0

Assets Held for Sale	$140.9	$142.5

Liabilities

Deferred Credits and Other Liabilities	$29.9	$24.1

Liabilities Held for Sale	$29.9	$24.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “objective” and other similar expressions identify those statements that are forward-looking.  These statements are based on management’s beliefs and assumptions and on information currently available to management.  Actual results could differ materially from those contemplated by the forward-looking statements.  In addition to any assumptions and other factors referred to specifically in connection with such statements, factors that could cause the actual results of NVE, NPC or SPPC; (NPC and SPPC are collectively referred to as the “Utilities”) to differ materially from those contemplated in any forward-looking statement include, among others, the following:

(1)
economic conditions both nationwide and regionally, including availability and cost of credit, inflation rates, monetary policy, unemployment rates, customer bankruptcies, weaker housing markets, a decrease in tourism, particularly in southern Nevada, and cancelled or deferred hotel construction projects, each of which affect customer collections, customer demand and usage patterns;

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

(4)
changes in environmental laws or regulations, including the imposition of limits on emissions of carbon dioxide from electric generating facilities, which could significantly affect our existing operations as well as our construction program;

(5)
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

(6)
employee workforce factors, including changes in and renewals of collective bargaining unit agreements, strikes or work stoppages, the ability to adjust the labor cost structure to changes in growth within our service territories, and potential difficulty in recruiting new talent to mitigate losses in critical knowledge and skill areas due to an aging workforce;

(7)
unseasonable weather, drought, threat of wildfire and other natural phenomena, which could affect the Utilities’ customers’ demand for power, could seriously impact the Utilities’ ability to procure adequate supplies of fuel or purchased power, and the cost of procuring such supplies could affect the amount of water available for electric generating plants in the Southwestern U.S., and could have other adverse effects on our business;

(8)
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

(9)
wholesale market conditions, including availability of power on the spot market and the availability to enter into gas financial hedges with creditworthy counterparties, which affect the prices the Utilities have to pay for power as well as the prices at which the Utilities can sell any excess power;

(10)	whether the Utilities will be able to continue to pay NVE dividends under the terms of their respective financing and credit agreements and limitations imposed by the Federal Power Act;

(11)
further increases in the unfunded liability or changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension plan, which can affect future funding obligations, costs and pension plan liabilities;

(12)
unfavorable or untimely rulings in rate or other cases filed or to be filed by the Utilities with the PUCN, including the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, and deferred natural gas costs recorded by SPPC for its gas distribution business;

(13)
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

(14)
the discretion of NVE's BOD regarding NVE's future common stock dividends based on the BOD periodic consideration of factors ordinarily affecting dividend policy, such as current and prospective financial condition, earnings and liquidity, prospective business conditions, regulatory factors, and restrictions in NVE's and the Utilities' agreements;

(15)
the effect that any future terrorist attacks, wars, threats of war or pandemics may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the national economy in general;

(16)	changes in tax or accounting matters or other laws and regulations to which NVE or the Utilities are subject;

(17)
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

NVE recognized net income of $182.6 million for the three months ended September 30, 2009 compared to net income of $150.8 million for the same period in 2008.  For the nine months ended September 30, 2009 NVE recognized net income of $178.8 million compared to $211.0 million for the same period in the prior year.  Consolidated gross margin increased by $89.5 million and $118.8 million for the three months and nine months ended, respectively, primarily due to increased rates as a result of NPC’s 2008 GRC, effective July 1, 2009 in the case of the three months, and SPPC’s 2007 GRC effective July 1, 2008 in the case of the nine months.  Consolidated net income increased for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to NPC’s 2008 GRC partially offset by increased depreciation expense at the Utilities.  Earnings decreased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to increased other operating and maintenance expenses, depreciation and interest charges, some of which are costs related to the purchase of the Higgins Generating Station and the construction of the Clark Peaking Units, which were not included in rates prior to July 1, 2009 partially offset by higher revenues.  Other Income/Expense items which contributed to the change in earnings are discussed in NPC’s and SPPC’s respective Results of Operations for more details on the change in earnings.

The Utilities’ revenues and operating income are subject to fluctuations during the year due to impacts that seasonal weather, rate changes, and customer usage patterns have on demand for electric energy and resources.  NPC is a summer peaking utility experiencing its highest retail energy sales in response to the demand for air conditioning.  SPPC’s electric system peak typically occurs in the summer, while its gas business typically peaks in the winter.  The Utilities did not reach their system peaks as forecasted; however, NPC’s 2009 system peak exceeded its 2008 system peak.  The variations in energy usage by the Utilities’ customers due to varying weather and other energy usage patterns necessitates a continual balancing of loads and resources and purchases and sales of energy under short and long term contracts.  As a result, the prudent management and optimization of available resources has a direct effect on the operating and financial performance of the Utilities.  Additionally, the recovery of purchased power and fuel costs, and other costs, on a timely basis, and the ability to earn a fair return on investments are essential to the operating and financial performance of the Utilities.

2009 Current Matters

The economy in Nevada has been adversely affected by the recession facing the U.S. and the global economy, resulting in decelerated customer growth compared to prior years when Nevada was experiencing high customer growth.  Tourism and gaming remain southern Nevada’s leading industries, driving construction activity, the housing market and employment in the region, and together comprising one of NPC’s largest classes of customers.  Management continues to monitor hotel room additions and the hotel/motel occupancy rate in Las Vegas.  The hotel/motel occupancy rate has decreased approximately 6.9% as of August 2009 from a year ago.  The expected room growth rate for 2009 is 6.2%, concentrated primarily in Project City Center, which is developed and jointly owned by MGM Mirage, and 4.9% for 2010.  Gaming properties in southern Nevada are experiencing financial problems, including difficulties meeting debt payments, bankruptcies and delays or termination of construction projects which may further decrease the projected growth in rooms or offset any increases.  The unemployment rate in Nevada continues to increase.  As of September 2009, the unemployment rate was 13.3%, compared to 7.3% in 2008.  In Southern Nevada, construction activity, another leading indicator, has seen a decrease in the number of residential permits, declining 51.5% in September 2009 compared to September 2008.  Furthermore, construction employment has decreased 28% as of September 2009, compared to September 2008.  Other economic conditions affecting Nevada include the national decrease in real estate market activity which makes it more difficult for individuals and businesses to sell their properties in order to relocate to Nevada.  These factors, among other items, are considered and evaluated by management in assessing load forecast.

As the Utilities’ service territories transition from a time of high growth to a much slower growth rate, management continues to place a significant emphasis on modifying our business strategies to reflect the foregoing economic indicators and their effect on various factors including, but not limited to:

•	customer growth;
•	load factors;
•	future capital projects and capital requirements;
•	managing operating and maintenance expenses within projected revenue growth;
•	our liquidity and ability to access capital markets;
•	collections on accounts receivable;
•	counterparty risk; and
•	workforce reduction.

Upon evaluation of the factors above, NVE and the Utilities have reduced estimated cash requirements, as reported in the 2008 Form 10-K, for capital expenditures by approximately $145 million to $170 million for 2009 for total estimated cash requirements of $775 million to $750 million for the current year.  Additionally, in 2010, the Utilities intend to reduce capital expenditures to $600 million.  Furthermore, NVE and the Utilities are implementing and evaluating various labor cost strategies in an effort to manage operating costs within our projected growth.  The implementation of these labor cost strategies will negatively impact results of operations in the fourth quarter of 2009.  The current recessionary environment, as well as recent volatility in the global credit and financial markets, has created an unprecedented level of uncertainty regarding future business conditions.  While management expects to maintain this process of continual re-evaluation for the foreseeable future, it is not possible to predict how long the impacts of the economic recession will continue or what its long-term effect will be on the economy in general or on our financial position, cash flows or results of operations in particular.

2009 and Beyond

In 2009 and beyond, management will remain focused on implementing the three part strategy of the energy supply plan which includes energy efficiency and conservation programs, purchase and development of renewable energy projects and expansion of traditional generating capacity and transmission capability to move energy throughout the state.  Additional key objectives include management of energy risk, management of environmental matters, management of regulatory filings and further broadening access to capital.

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

As of September 30, 2009, NPC and SPPC have spent $35 million and $6.5 million, respectively in DSM programs.  The final amount will be determined by numerous factors, such as the economy, the impact of federal government stimulus legislation, performance of existing and new programs and many other factors.

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

In 2009 and 2010, the Utilities are required to obtain an amount of PECs equivalent to 12% of their total retail energy from renewables.  In April 2009, the Utilities filed their annual compliance report for the year 2008, on the basis of which the PUCN ruled the Utilities to be in compliance with the Portfolio Standard.  Additionally, recent Nevada legislation has increased the required amount of PECs from 20% to 25% beginning in the year 2020 and the solar requirement from five percent to six percent beginning in the year 2016.  The Utilities continue to develop and explore sources for renewable energy.  NPC’s current capital budget includes investing approximately $110 million for renewable energy projects through 2011.

    Expansion of Traditional Generation

NPC continues the construction of the 500 MW (nominally rated) natural gas generating units at the existing Harry Allen Generating Station, which is expected to be operational by summer 2011.  Currently, the expansion at the Harry Allen Generating Station is the only generating project under construction.  The Utilities do not anticipate any new construction or purchases of generating facilities in the near future.

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

A key objective for the Utilities for the remainder of 2009 will be to enhance and maintain our energy infrastructure investments in ways that meet customer demand for reliable energy in an efficient and environmentally responsible manner, including but not limited to the recognition and monitoring of proposed federal legislation establishing a nationwide mandatory cap on emissions of greenhouse gases.  The Utilities believe that a diverse and balanced portfolio of energy resources represents opportunity for reliability and cost control, yet are also mindful of our overriding environmental responsibility.  The Utilities are committed to making technology choices with a primary focus on limiting emissions and optimizing our investments so that prices remain competitive.

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

The PUCN issued its order on NPC’s 2008 GRC in June 2009, details of the decision can be found at Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  Other pending and settled regulatory actions are discussed in more detail in Note 3, Regulatory Actions of the Notes to Financial Statements of this Form 10-Q and the 2008 Form 10-K.

    Further Broaden Access to Capital

A significant focus for the remainder of 2009 will be to continue to generate sufficient cash from operations to meet operating needs and contribute to capital projects by managing recovery of deferred fuel and purchased power costs, reducing regulatory lag in recovery of costs and controlling costs.

Commodity prices and the amount of capital required for construction projects are projected to be significantly lower for the remainder of 2009 compared to 2008.  As a result, for the remainder of 2009, the Utilities believe they will be able to meet such financial obligations with a combination of internally generated funds and the use of the Utilities’ revolving credit facilities.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, the Utilities may need to issue additional debt to support their operating costs or further delay capital expenditures, and NVE may need to issue additional equity securities.  As such, maintaining sufficient liquidity through the use of the Utilities’ revolving credit facilities and maintaining our ability to issue new debt or equity securities at NVE on favorable terms continues to be a significant focus in 2009.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $29.0 million and $31.3 million of interest costs for the nine months ended September 30, 2009 and 2008 respectively.

As of September 30, 2009 NPC had paid $69.5 million in dividends to NVE and SPPC had paid $128.8 million in dividends to NVE.  Additionally, on October 19, 2009, NPC paid $7.5 million in dividends to NVE.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

Cash flows decreased during the nine months ended September 30, 2009 compared to the same period in 2008 due to reduction in cash from financing activities and a slight increase in cash used for investing activities partially offset by an increase in cash from operating activities.

Cash From Operating Activities.  The increase in cash from operating activities was primarily due to the over collection of revenues in excess of fuel and purchased power costs, decreased purchased power and fuel costs, increased BTGR revenues beginning July 1, 2009 in the case of NPC and for the first six months of 2009 in the case of SPPC, and the settlement of outstanding litigation.  These increases were partially offset by increased operating and maintenance costs for new generating facilities, some of which were not included in rates until July 1, 2009, higher balances for fuel and purchased power costs at year end December 31, 2008, that were subsequently paid in 2009, pension funding, increased interest costs, the receipt of prepaid transmission revenue in 2008 and the repayment of transmission deposits in 2009.

Cash Used By Investing Activities.   Cash used for investing activities did not change significantly between the periods.

Cash From Financing Activities.  Cash from financing activities decreased primarily due to a decrease in the issuance of long term debt, increased payments on the revolving credit facility, the reacquisition of debt and increased dividend payments to common shareholders.

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

Available Liquidity as of September 30, 2009 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$6.2	$30.8	$58.4
Balance available on Revolving Credit Facility1	n/a	555.3	316.1
	$6.2	$586.1	$374.5

1	As of October 28, 2009, NPC and SPPC had approximately $653.3 million and $316.9 million available under their revolving credit facilities, which reflects amounts oustanding under letters of credit.

 NVE and the Utilities attempt to maintain their cash and cash equivalents in highly liquid investments, such as U.S. treasury bills.  In addition to cash on hand, the Utilities may use their revolving credit facilities in order to meet their liquidity needs.  Alternatively, depending on the usage of the Utilities’ revolving credit facilities, NVE and the Utilities may issue long-term debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.  NVE and the Utilities anticipate with the reduction in cash requirements for capital expenditures, as discussed earlier, and decreasing commodity prices, that cash on hand, internally generated funds and the ability to issue debt, which includes the use of the Utilities’ revolving credit facilities, will be sufficient to meet short-term operating costs.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or the Utilities were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to the Utilities could be significantly less.  In order to maintain sufficient liquidity, NVE and the Utilities may be required to further delay capital expenditures, re-finance debt or issue equity at NVE.

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

NVE and the Utilities do not have significant debt maturities in 2009 or 2010 other than their revolving credit facilities.  The Utilities’ long-term credit facilities expire in November 2010, and NPC’s Supplemental Revolving Credit Facility expires in January 2010.  As of October 28, 2009, NPC has borrowed approximately $10 million on its revolving credit facility and SPPC has no current borrowings outstanding.

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

NVE (stand-alone) has approximately $2.5 million of debt service obligations remaining for 2009, which it intends to fund through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries below).

During the nine months ended September 30, 2009, there were no material changes to contractual obligations as set forth in NVE’s 2008 Form 10-K.  See NPC’s and SPPC’s respective sections for changes in their contractual obligations.

Factors Affecting Liquidity

   Effect of Holding Company Structure

As of September 30, 2009, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: $63.7 million of its unsecured 7.803% Senior Notes due 2012; $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $230 million of its unsecured 8.625% Senior Notes due 2014.

Due to the holding company structure, NVE’s right as a common shareholder to receive assets of any of its direct or indirect subsidiaries upon a subsidiary’s liquidation or reorganization is junior to the claims against the assets of such subsidiary by that subsidiary’s creditors.  Therefore, NVE’s debt obligations are effectively subordinated to all existing and future claims of the creditors of NPC and SPPC and its other subsidiaries, including trade creditors, debt holders, secured creditors, taxing authorities and guarantee holders.

As of September 30, 2009, NVE, NPC, SPPC and their subsidiaries had approximately $5.6 billion of debt and other obligations outstanding, consisting of approximately $3.7 billion of debt at NPC, approximately $1.4 billion of debt at SPPC and approximately $485 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

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

As of September 30, 2009, NPC and SPPC paid dividends to NVE of $69.5 million and $128.8 million, respectively.  On October 19, 2009 NPC paid dividends to NVE of $7.5 million.  As of September 30, 2009, NVE contributed $90.3 million to SPPC during 2009.

     Credit Ratings

NVE, NPC and SPPC are currently rated by three Nationally Recognized Statistical Rating Organizations:  Fitch, Moody’s and S&P.  DBRS is no longer covering NVE and the Utilities.  The senior secured debt of NPC and SPPC is rated investment grade by these three rating organizations.  As of September 30, 2009, the ratings are as follows:

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

NV Energy, Inc.

  Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of September 30, 2009, NVE (consolidated) would be allowed to incur up to $828 million of additional indebtedness assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding these restrictions, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of September 30, 2009, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $140 million.

If the applicable series of holding company debt is upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of Notes remain investment grade by both Moody’s and S&P (see Credit Ratings above).

Nevada Power Company

    Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and revolving credit facility agreements, and the terms of certain NVE debt.  As of September 30, 2009, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $750 million in long term debt, in addition to the use of its existing credit facilities.  However, depending on NVE’s or SPPC’s issuance of long term debt or the use of the Utilities’ revolving credit facilities the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2009, NPC has financing authority from the PUCN to issue (1) additional long term debt up to $750 million over a two-year period ending December 31, 2010, (2) ongoing authority to maintain a revolving credit facility of up to $1.3 billion, and (3) authority to refinance up to approximately $471 million of long-term debt securities;

b.
Financial covenants within NPC’s financing agreements - NPC's $589 million Second Amended and Restated Revolving Credit Agreement dated November 2005, and its $90 million supplemental Revolving Credit Agreement, dated January 5, 2009, each contain two financial maintenance covenants.  The first requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires NPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2009, NPC was in compliance with these covenants.  In order to maintain compliance with these covenants, NPC is limited to $2 billion of additional indebtedness.

All other financial covenants contained in NPC’s revolving credit facilities and its financing agreements are suspended, as NPC’s senior secured debt is rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these covenants; and

c.	Financial Covenants within NVE’s financing agreements - As discussed in NVE’s Ability to Issue Debt, NPC is subject to NVE’s cap on additional consolidated indebtedness of $828 million.

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

NPC’s Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of September 30, 2009, $4 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $646 million of additional General and Refunding Mortgage Securities as of September 30, 2009.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	the principal amount of retired General and Refunding Mortgage Securities; and/or
3.	the principal amount of first mortgage bonds retired after October 2001.

Property additions include plant-in-service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

NPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of NPC’s Indenture, it will reduce the amount of securities issuable under NPC’s Indenture.

Sierra Pacific Power Company

    Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of October 28, 2009, the most restrictive of the factors below is the PUCN authority, based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - On October 28, 2009, the PUCN approved SPPC’s request for financing authority to issue up to $350 million of long-term debt securities over a three-year period ending December 31, 2012, ongoing authority to maintain a revolving credit facility of up to $600 million, and authority to refinance up to approximately $348 million of long-term debt securities;

b.
Financial covenants within SPPC’s financing agreements - SPPC's $332 million Amended and Restated Revolving Credit Agreement dated November 2005, contains two financial maintenance covenants.  The first requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires SPPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2009, SPPC was in compliance with these covenants.  In order to maintain compliance with these covenants, SPPC is limited to $735 million of additional indebtedness.

All other financial covenants contained in SPPC’s revolving credit facility and financing agreements are suspended, as SPPC’s senior secured debt is rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations on indebtedness under these covenants; and

c.	Financial covenants within NVE’s financing agreements - Furthermore, as discussed in NVE’s Ability to Issue Debt, SPPC is subject to NVE’s cap on additional consolidated indebtedness of $828 million.

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

SPPC’s Indenture creates a lien on substantially all of SPPC’s properties in Nevada and California.  As of September 30, 2009, $1.8 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $495 million of additional General and Refunding Mortgage Securities as of September 30, 2009.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	the principal amount of retired General and Refunding Mortgage Securities; and/or
3.	the principal amount of first mortgage bonds retired after October 2001.

Property additions include plant-in-service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

SPPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent SPPC releases property from the lien of SPPC’s Indenture, it will reduce the amount of securities issuable under the SPPC’s Indenture.

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

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC and SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2009 for all suppliers continuing to provide power under a WSPP agreement would approximate a $67.0 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as required by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Notes to Financial Statements for further discussion.

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

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  The contracts require that the Utilities maintain their Moody’s and S&P Senior Unsecured or equivalent ratings in place at the time the contracts were entered into.  In the event that the Utilities Senior Unsecured debt rating is downgraded by two out of the three rating agencies, the counterparties have the right to require the Utilities to post cash or a letter of credit to the extent the counterparties have mark-to-market exposure to the Utilities, subject to certain caps.  As of September 30, 2009, the maximum amount of collateral the Utilities would be required to post under these agreements is approximately $82.3 million based on mark-to-market values, which are substantially based on quoted market prices.  Of this amount, approximately $64.1 million would be required if the Utilities are downgraded one level and an additional amount of approximately $18.2 million would be required if the Utilities are downgraded two levels.

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of $163.6 million during the three months ended September 30, 2009 compared to net income of $124.3 million for the same period in 2008.  During the nine months ended September 30, 2009, NPC recognized net income of approximately $140.9 million compared to net income of approximately $165.5 million for the same period in 2008.

During the nine months ended September 30, 2009, NPC paid $69.5 million in dividends to NVE.  On October 19, 2009, NPC paid $7.5 million in dividends to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %
Operating Revenues:
Electric	$933,520	$826,825	12.9%	$1,945,818	$1,866,220	4.3%

Energy Costs:
Fuel for power generation	160,960	240,027	-32.9%	455,355	613,968	-25.8%
Purchased power	288,248	319,324	-9.7%	541,746	577,161	-6.1%
Deferral of energy costs-net	46,911	(80,191)	-158%	144,910	(44,107)	-428.5%
	$496,119	$479,160	3.5%	$1,142,011	$1,147,022	-0.4%

Gross Margin	$437,401	$347,665	25.8%	$803,807	$719,198	11.8%

Gross margin increased for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in BTGR revenue as a result of NPC’s 2008 GRC, effective July 1, 2009.  Partially offsetting this increase was a change in customer usage patterns and the termination of various transmission service agreements.

Gross margin increased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in BTGR revenue as a result of NPC’s 2008 GRC, effective July 1, 2009, increased revenues associated with renewable energy programs, and a slight increase in average customer growth.  Partially offsetting the increase was a change in customer usage patterns and the termination of various transmission service agreements.

Electric Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %
Electric Operating Revenues:
Residential	$484,561	$435,986	11.1%	$939,488	$887,173	5.9%
Commercial	148,504	134,391	10.5%	365,595	362,850	0.8%
Industrial	278,728	228,141	22.2%	578,661	537,930	7.6%
Retail revenues	911,793	798,518	14.2%	1,883,744	1,787,953	5.4%
Other	21,727	28,307	-23.2%	62,074	78,267	-20.7%
Total Revenues	$933,520	$826,825	12.9%	$1,945,818	$1,866,220	4.3%

Retail sales in thousands of MWhs	7,197	7,413	-2.9%	16,626	16,952	-1.9%

Average retail revenue per MWh	$126.69	$107.72	17.6%	$113.30	$105.47	7.4%

NPC’s retail revenues increased for the three and nine months ended September 30, 2009 as compared to the same period in 2008.  Retail revenues increased primarily due to increases in rates as a result of NPC’s General Rate Case (GRC), effective July 1, 2009, partially offset by decreased rates as a result of NPC’s various BTER quarterly cases and deferred energy cases (See Note 3, Regulatory Actions of the Notes to the Financial Statements).  The overall rate increase was partially offset by changes in customer usage patterns and, in the case of the nine months ended September 30, 2009, milder weather during the first six months of 2009.  For the three months ended September 30, 2009, the average number of residential customers decreased slightly by 0.3%; however, commercial and industrial customers increased slightly by 0.3% and 0.2%, respectively, compared to the same period in the prior year.  For the nine months ended September 30, 2009, the average number of residential, commercial and industrial customers increased by 0.1%, 0.6% and 2.0%, respectively, compared to the same period in the prior year.

Electric Operating Revenues – Other decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008.  The decrease is primarily due to the termination of several transmission agreements, including a transmission agreement related to the Higgins Generating Station which was purchased by NPC in October 2008.

Energy Costs

Energy Costs include Fuel for Generation and Purchased Power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	Weather
•	Generation efficiency
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Natural gas constraints
•	Long-term contracts; and
•	Mandated power purchases

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Energy Costs	$449,208	$559,351	-19.7%	$997,101	$1,191,129	-16.3%
Total System Demand	7,552	7,723	-2.2%	18,033	17,872	0.9%
Average cost per MWh	$59.48	$72.43	-17.9%	$55.29	$66.65	-17.0%

Energy costs, total system demand and the average cost per MWh decreased for the three months ended September 30, 2009 compared to the same period in 2008.  Energy costs and the average cost per MWh decreased primarily due to a decline in natural gas prices and an increase in self generation which was more economical than purchased power, partially offset by an increase in the settlement costs for hedging instruments.  For the three months ended September 30, 2009 NPC self generated approximately 66% of total system demand compared to approximately 56% for the same period in 2008.  The decrease in demand for the three month period was primarily due to a decrease in customer usage as a result of change in customer usage patterns.

Energy costs and the average cost per MWh decreased for the nine months ended September 30, 2009 compared to the same period in 2008.  Energy costs and the average cost per MWh decreased primarily due to a decline in natural gas prices and an increase in self generation which was more economical than purchased power, partially offset by an increase in the settlement costs for hedging instruments.  For the nine months ended September 30, 2009 NPC self generated approximately 70% of total system demand compared to approximately 64% for the same period in 2008.  The slight increase in total system demand was primarily due to hotter weather during May 2009.

Fuel For Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Fuel for power generation	$160,960	$240,027	-32.9%	$455,355	$613,968	-25.8%

Thousands of MWhs generated	4,999	4,317	15.8%	12,688	11,437	10.9%

Average fuel cost per MWh of generated power	$32.20	$55.60	-42.1%	$35.89	$53.68	-33.1%

Fuel for power generation and the average cost per MWh decreased significantly for the three and nine months ended September 30, 2009 as compared to the same time period in 2008.  These decreases were primarily due to significantly lower natural gas prices which were partially offset by an increase in cost for the settlements of hedging instruments.  Volume increased primarily due to the addition of the Higgins Generating Station and the Clark Peaking Units.

Purchased Power

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Purchased Power	$288,248	$319,324	-9.7%	$541,746	$577,161	-6.1%

Purchased power in thousands of MWhs	2,553	3,406	-25.0%	5,345	6,435	-16.9%

Average cost per MWh of purchased power	$112.91	$93.75	20.4%	$101.36	$89.69	13.0%

Purchased power costs decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in volume and lower natural gas prices partially offset by an increase in the settlement costs for hedging instruments related to tolling contracts.  Volume decreased primarily as a result of an increase in self generation.  The average cost per MWh increased primarily due to an increase in settlement costs for hedging instruments, partially offset by a decrease in lower natural gas prices.

Deferral of Energy Costs - Net

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %

Deferred energy costs - net	$46,911	$(80,191)	-158.5%	$144,910	$(44,107)	-428.5%

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

Amounts for the three months ended September 30, 2009 and 2008 include amortization of deferred energy costs of $14.7 million and $35.7 million, respectively; and an over-collection of amounts recoverable in rates of $32.2 million in 2009 and an under-collection of $115.9 million in 2008.  Amounts for the nine months ended September 30, 2009 and 2008 include amortization of deferred energy costs of $33.5 million and $123.9 million, respectively; and an over-collection of amounts recoverable in rates of $111.4 million in 2009 and an under-collection of $168 million in 2008.  Amortization for both the three and nine month periods include amounts for the Western Energy Crisis Rate Case and the reinstatement of deferred energy as discussed in Note 3, Regulatory Actions, of Notes to Financial Statements in NPC’s 2008 Form 10-K.

Allowance for Funds Used During Construction (AFUDC)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %

Allowance for other funds used during construction	$3,385	$6,543	-48.3%	$16,558	$21,093	-21.5%

Allowance for borrowed funds used during construction	$2,815	$5,128	-45.1%	$13,483	$16,503	-18.3%
	$6,200	$11,671	-46.9%	$30,041	$37,596	-20.1%

AFUDC decreased for the three months and nine months ended September 30, 2009, compared to the same period in 2008, due to the completion of construction of the Clark Peaking Units in late 2008, partially offset by the construction of the 500 MW natural gas generating units at the existing Harry Allen Generating Station, which is expected to be operational by summer 2011.

Other (Income) and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %

Other operating expense	$68,521	$69,432	-1.3%	$206,771	$189,144	9.3%
Maintenance expense	$12,014	$12,469	-3.6%	$58,280	$42,727	36.4%
Depreciation and amortization	$54,996	$37,902	45.1%	$160,869	$120,855	33.1%
Interest charges on long-term debt	$56,672	$46,662	21.5%	$166,492	$129,283	28.8%
Interest charges-other	$4,498	$6,737	-33.2%	$17,526	$17,952	-2.4%
Interest accrued on deferred energy	$(248)	$(2,803)	-91.2%	$(2,891)	$(5,681)	-49.1%
Other income	$(3,776)	$(4,116)	-8.3%	$(18,726)	$(12,970)	44.4%
Other expense	$1,537	$2,028	-24.2%	$12,335	$5,045	144.5%

Other operating expense decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to a decrease in legal and other external services costs, and bad debt expense due to a lower reserve rate.  These decreases were partially offset by an increase to pension expense, costs associated with renewable energy programs, operating leases and operating expenses for the Higgins Generating Station acquired in October 2008.

Other operating expense increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to an increase in pension expense, costs associated with renewable energy programs, operating leases and operating expenses for the Higgins Generating Station acquired in October 2008, partially offset by lower outside legal and other external services costs.

Maintenance expense decreased slightly for the three months ended September 30, 2009, compared to the same period in 2008, due to decreased costs for the Clark and Lenzie Generating Stations due to planned outages in 2008, partially offset by increased costs for the Higgins Generating Station acquired in October 2008.

Maintenance expense increased for the nine months ended September 30, 2009, compared to the same period in 2008, due to the addition of the Higgins Generating Station and increased scheduled maintenance for the Clark, Lenzie, Navajo, Reid Gardner and Silverhawk Generating Stations in 2009.

Depreciation and amortization expenses increased during the three months and nine months ended September 30, 2009, compared to the same period in 2008, as a result of increases in plant-in-service, primarily due to the completion of the Clark Peaking Units and the addition of the Higgins Generating Station in the latter part of 2008.

Interest charges on Long-Term Debt increased for the three months and nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the issuance of additional debt used to fund significant capital expenditures.  This increase was partially offset by lower interest on variable rate debt.  See Note 6, Long-Term Debt of the Notes to Financial Statements in the 2008 Form 10-K and Note 4, Long-Term Debt, of the Condensed Notes to Financial Statements in this Form 10-Q for additional information regarding long-term debt.

Interest charges-other decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to a change in estimated interest expense on uncertain tax positions recorded in the first quarter of 2009 which were subsequently reversed in the third quarter.  Also contributing to the decrease in 2009 was interest expense associated with refunds for construction advances recorded in 2008.  These decreases were partially offset by higher amortization costs related to new debt issues and redemptions.  Interest charges-other for the nine months ended September 30, 2009, compared to the same period in 2008, decreased due to interest expense associated with refunds for construction advances recorded in 2008, offset by higher amortization costs related to new debt issues and redemptions.

Interest income accrued on deferred energy balances decreased for the three months and nine months ended September 30, 2009, as compared to the same period in 2008, due to lower carrying charges associated with NPC’s Western Energy Crisis Rate Case, which began June 1, 2007, and overall lower deferred energy balances.  See Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements for further details of deferred energy balances.

Other income decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to lower carrying charges on energy conservation programs and lower interest income on investments.  These decreases were partially offset by interest income received on income tax refunds.  Other income increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the settlement of outstanding legal matters associated with the Natural Gas Provider case, as discussed further in Note 7, Commitments and Contingencies of the Condensed Notes to Financial Statements, interest received on tax refunds, and higher carrying charges on energy conservation programs.  These were partially offset by expiration of the amortization of gains associated with the disposition of property, lower interest income on investments and income earned in 2008 as a result of the settlement with Calpine, and the subsequent gain on sale of the stock received, as discussed further in Note 13, Commitments and Contingencies, in the Notes to Financial Statements in the 2008 Form 10-K.

Other expense decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to lower advertising expenses in 2009.  Other expense increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to adjustments resulting from the decision in NPC’s GRC.  The increase in other expense for the nine months ended September 30, 2009, was also partially offset by lower advertising expenses in 2009.

ANALYSIS OF CASH FLOWS

Cash flows decreased during the nine months ended September 30, 2009, compared to the same period in 2008, due to reduction in cash from financing activities and a slight increase in cash used for investing activities, partially offset by an increase in cash from operating activities.

Cash From Operating Activities.  The increase in cash from operating activities was due primarily to the over collection of revenues in excess of fuel and purchased power costs, decreased purchased power and fuel costs, increased BTGR revenues beginning July 1, 2009, and the settlement of outstanding litigation.  These increases were partially offset by increased operating and maintenance costs for new generating facilities, some of which were not included in rates until July 1, 2009, pension funding, increased interest costs, the receipt of prepaid transmission revenue in 2008 and the repayment of transmission deposits in 2009.

Cash Used By Investing Activities.  Cash used for investing activities did not change significantly between the periods.

Cash From Financing Activities. Cash from financing activities decreased primarily due to a decrease in investment by NVE and increased payments on the revolving credit facility.  This decrease was partially offset by the issuance of $625 million in Series U and Series V Notes.

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

Available Liquidity as of September 30, 2009 (in millions)

Cash and Cash Equivalents	$30.8
Balance available on Revolving Credit Facility(1)	$555.3
$586.1

1 As of October 28, 2009, NPC had approximately $653.3 million available under its revolving credit facilities, which reflects amounts outstanding under letters of credit.

 NPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as U.S. treasury bills.  In addition to cash on hand, NPC may use its revolving credit facilities in order to meet its liquidity needs.  Alternatively, depending on the usage of the revolving credit facilities, NPC may issue debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.  NPC anticipates with the reduction in cash requirements for capital expenditures, as discussed earlier, and decreasing commodity prices, that cash on hand, internally generated funds and the ability to issue debt, which includes the use of the NPC’s revolving credit facilities, will be sufficient to meet short-term operating costs.  However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures, refinance debt or obtain funding through an equity issuance by NVE.

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

NPC does not have significant debt maturities in 2009 or 2010 other than its revolving credit facilities.  NPC’s long-term credit facility expires on November 4, 2010, and NPC’s $90 million Supplemental Revolving Credit Facility expires on January 3, 2010.  As of October 28, 2009, NPC has borrowed approximately $10 million on its revolving credit facility.

There have been no changes to the credit ratings of NPC in the first three quarters of 2009, other than DBRS’ election to discontinue coverage on a majority of their U.S. clients (see Credit Ratings, below).  However, disruptions in the banking and capital markets not specifically related to NVE or the Utilities may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

During the nine months ended September 30, 2009, there were no material changes to contractual obligations as set forth in NPC’s 2008 Form 10-K, except as discussed under financing transactions below.

 Financing Transactions

Tender Offer

On October 7, 2009, NPC settled its cash tender offer, which commenced on September 8, 2009 and expired on October 5, 2009 for the following securities:

•	Clark County, Nevada Industrial Development Refunding Revenue Bonds (Nevada Power Company Project) Series 2000A, in an aggregate principal amount of $100 million;
•	Coconino County, Arizona Pollution Control Corporation Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2006A, in an aggregate principal amount of $40 million; and
•	Clark County, Nevada Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2006, in an aggregate principal amount of $39.5 million (collectively, “the NPC Bonds”).

Those holders who tendered their NPC Bonds by the expiration date were entitled to receive a purchase price of $900 per $1,000 NPC Bond, plus any accrued and unpaid interest to, but not including, the date that is two business days following the October 5, 2009 expiration date.  Approximately $5.7 million of the $179.5 million NPC Bonds outstanding were validly tendered and accepted by NPC.  NPC financed the tendered bonds with available cash.  The tendered NPC Bonds remain outstanding and have not been retired or cancelled.  However, as NPC is the sole holder of the NPC Bonds, for financial reporting purposes the investment in the tendered NPC Bonds to the indebtedness will be offset for presentation purposes.

Maturity of Clark County Nevada Pollution Control Revenue Bonds, Series 2000B

On October 1, 2009 the Clark County Nevada Pollution Control Revenue Bonds, Series 2000B, in the aggregate principal amount of $15 million, matured.  In July 2008, these securities were converted from auction rate securities to variable rate demand notes, as further disclosed in Note 6, Long-Term Debt in the 2008 Form 10-K.  NPC purchased 100% of the bonds at that time, and remained the sole holder of these bonds until the maturity date.  NPC financed the maturity with available cash.

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

Factors Affecting Liquidity

    Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and revolving credit facility agreements, and the terms of certain NVE debt.  As of September 30, 2009, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $750 million in long-term debt, in addition to the use of its existing credit facilities.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2009, NPC has financing authority from the PUCN to issue (1) additional long term debt up to $750 million over a two-year period ending December 31, 2010, (2) ongoing authority to maintain a revolving credit facility of up to $1.3 billion, and (3) authority to refinance up to approximately $471 million of long-term debt securities;

b.
Financial covenants within NPC’s financing agreements - NPC's $589 million Second Amended and Restated Revolving Credit Agreement dated November 2005, and its $90 million supplemental Revolving Credit Agreement, dated January 5, 2009, each contain two financial maintenance covenants.  The first requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires NPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2009, NPC was in compliance with these covenants.  In order to maintain compliance with these covenants, NPC is limited to $2 billion of additional indebtedness.

All other financial covenants contained in NPC’s revolving credit facilities and its financing agreements are suspended, as NPC’s senior secured debt is rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these covenants; and

c.	Financial Covenants within NVE’s financing agreements - As discussed in NVE’s Ability to Issue Debt, NPC is subject to NVE’s cap on additional consolidated indebtedness of $828 million.

Ability to Issue General and Refunding Mortgage Securities

To the extent that NPC has the ability to issue debt under the most restrictive covenants in its financing agreements and has financing authority to do so from the PUCN, NPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under NPC’s Indenture.

NPC’s Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of September 30, 2009, $4.0 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $646 million of additional General and Refunding Mortgage Securities as of September 30, 2009.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	the principal amount of retired General and Refunding Mortgage Securities; and/or
3.	the principal amount of first mortgage bonds retired after October 2001.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

NPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of NPC’s Indenture, it will reduce the amount of securities issuable under NPC’s Indenture.

Credit Ratings

NPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations:  Fitch, Moody’s and S&P.  DBRS is no longer covering NPC.  As of September 30, 2009, the ratings are as follows:

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

    Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2009 for all suppliers continuing to provide power under a WSPP agreement would approximate a $67.0 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Notes to Financial Statements for further discussion.

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

   Financial Gas Hedges

    NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  The contracts require that NPC maintain its Moody’s and S&P Senior Unsecured or equivalent ratings in place at the time the contracts were entered into.  In the event that NPC’s Senior Unsecured debt rating is downgraded by two out of the three rating agencies, the counterparties have the right to require NPC to post cash or a letter of credit to the extent the counterparties have mark-to-market exposure to NPC, subject to certain caps.  As of September 30, 2009, the maximum amount of collateral NPC would be required to post under these agreements is approximately $45.0 million based on mark-to-market values, which are substantially based on quoted market prices.  Of this amount, approximately $36.8 million would be required if NPC is downgraded one level, and an additional amount of approximately $8.2 million would be required if NPC is downgraded two levels.

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $24.3 million for the three months ended September 30, 2009 compared to net income of $32.9 million for the same period in 2008.  During the nine months ended September 30, 2009, SPPC recognized net income of approximately $58.2 million compared to $68.1 million for the same period in 2008.

During the nine months ended September 30, 2009, SPPC paid $128.8 million in dividends to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %
Operating Revenues:
Electric	$265,734	$271,919	-2.3%	$734,386	$758,612	-3.2%
Gas	19,745	19,379	1.9%	132,686	137,125	-3.2%
	$285,479	$291,298	-2.0%	$867,072	$895,737	-3.2%

Energy Costs:
Fuel for power generation	$89,125	$92,845	-4.0%	$229,119	$211,137	8.5%
Purchased power	25,580	64,005	-60.0%	92,439	251,474	-63.2%
Deferral of energy costs-electric-net	26,646	(9,384)	-384.0%	68,222	(12,572)	-642.7%
Gas purchased for resale	11,269	13,760	-18.1%	101,457	108,288	-6.3%
Deferral of energy costs-gas-net	2,286	(725)	-415.3%	1,923	(2,296)	-183.8%
	$154,906	$160,501	-3.5%	$493,160	$556,031	-11.3%

Energy Costs by Segment:
Electric	$141,351	$147,466	-4.1%	$389,780	$450,039	-13.4%
Gas	13,555	13,035	4.0%	103,380	105,992	-2.5%
	$154,906	$160,501	-3.5%	$493,160	$556,031	-11.3%

Gross Margin by Segment:
Electric	$124,383	$124,453	-0.1%	$344,606	$308,573	11.7%
Gas	6,190	6,344	-2.4%	29,306	31,133	-5.9%
	$130,573	$130,797	-0.2%	$373,912	$339,706	10.1%

    Gross margin – electric and gas, decreased slightly for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to an increase in rates offset by a decrease in customer usage as a result of milder weather.

    Gross margin - electric increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the increase in BTGR revenue as a result of SPPC’s 2007 GRC, effective July 1, 2008, increased revenues associated with renewable energy programs, and a slight increase in average customer growth.  Partially offsetting the increase was a decrease in customer usage as a result of milder weather, a decrease in short-term transmission revenue and the switching of certain mining customers to DOS.

    Gross margin – gas  decreased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to decreased customer usage as a result of milder weather.

Electric Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %
Electric operating revenues:
Residential	$93,594	$96,558	-3.1%	$263,287	$256,726	2.6%
Commercial	108,167	108,596	-0.4%	296,671	289,327	2.5%
Industrial	56,328	59,163	-4.8%	151,671	187,942	-19.3%
Retail revenues	258,089	264,317	-2.4%	711,629	733,995	-3.0%
Other	7,645	7,602	0.6%	22,757	24,617	-7.6%
Total revenues	$265,734	$271,919	-2.3%	$734,386	$758,612	-3.2%

Retail sales in thousands of MWhs	2,206	2,339	-5.7%	6,128	6,537	-6.3%

Average retail revenue per MWh	$116.99	$113.00	3.5%	$116.13	$112.28	3.4%

SPPC’S retail revenues decreased for the three and nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to lower industrial revenue and decreased customer usage due to cooler summer weather and in the case of the nine month period, milder spring weather and warmer winter weather.  Industrial revenues decreased primarily due to the transition of Cortez Mine to DOS effective November 1, 2008, and a retail service agreement with Newmont Mining Corporation (“Newmont”) beginning June 1, 2008.  These decreases were partially offset by increased retail rates.  Retail rates increased as a result of SPPC’s GRC effective July 1, 2008.

In 2007, SPPC and Newmont entered into a wholesale power sale agreement and a new form of retail service, whereby Newmont will sell the electrical output from its generating plant to SPPC for at least 15 years under a long-term wholesale purchase power agreement and remain a retail customer of SPPC during at least that period under the terms of the retail service agreement and pursuant to a new rate schedule.  The terms of these contracts became effective on June 1, 2008 at which point Newmont moved to a new retail service agreement at a reduced energy rate, which resulted in decreased electric revenues.

For the three months ended September 30, 2009, the average number of residential and industrial customers decreased 0.1% and 3.0%, respectively, while the commercial customers increased 1.9%.  For the nine months ended September 30, 2009, the average number of residential customers decreased 0.1% and the average number of commercial and industrial customers increased 1.6% and 1.9%, respectively.

Electric Operating Revenues – Other increased for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to the amortization of Cortez Mine impact fees related to the departure of Cortez from SPPC’s system.  Electric Operating Revenues – Other decreased for the nine month period primarily due to decreased transmission revenues which were partially offset by the amortization of the Cortez fees.

Gas Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %
Gas operating revenues:
Residential	$10,740	$10,269	4.6%	$74,410	$79,074	-5.9%
Commercial	4,913	4,885	0.6%	35,191	37,768	-6.8%
Industrial	2,155	1,873	15.1%	11,779	13,726	-14.2%
Retail revenues	17,808	17,027	4.6%	121,380	130,568	-7.0%
Wholesale revenue	1,406	1,858	-24.3%	9,567	4,663	105.2%
Miscellaneous	531	494	7.5%	1,739	1,894	-8.2%
Total revenues	$19,745	$19,379	1.9%	$132,686	$137,125	-3.2%

Retail sales in thousands of Dths	1,183	1,231	-3.9%	9,549	10,420	-8.4%

Average retail revenue per Dth	$15.05	$13.83	8.8%	$12.71	$12.53	1.4%

SPPC’s retail gas revenues increased for the three months ended September 30, 2009 as compared to the same period in the prior year primarily due to increased retail rates.  Retail rates increased as a result of SPPC’s various Natural Gas and Propane BTER quarterly updates.  The average number of retail customers for the three months ended September 30, 2009 increased 0.3%.

SPPC’S retail gas revenues decreased for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to decreased customer usage as a result of warmer winter weather and lower rates prior to April 1, 2009.  The average number of retail customers for the nine months ended September 30, 2009 increased 0.3%.

Wholesale revenues decreased for the three month period ended September 30, 2009, compared to the same period in 2008 primarily due to decreased availability of gas for wholesale sales.  Wholesale revenues increased for the nine months ended September 30, 2009, compared to prior year due to increased availability of gas for wholesale sales during the first and second quarter of 2009.

Energy Costs

Energy Costs include Purchased Power and Fuel for Generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of Purchased Power versus Fuel for Generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	Weather
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Gas transportation constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases; and
•	Generation efficiency

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Energy Costs	$114,705	$156,850	-26.9%	$321,558	$462,611	-30.5%
Total System Demand	2,352	2,455	-4.2%	6,590	6,986	-5.7%
Average cost per MWh	$48.77	$63.89	-23.7%	$48.79	$66.22	-26.3%

Energy costs and the average cost per MWh for the three and nine months ended September 30, 2009 decreased compared to the same period in 2008 due to the significant decrease in natural gas prices and lower purchase power costs during the first six months of 2009 as a result of the Newmont Mining Corporation power purchase agreement discussed above in Electric Operating Revenues.  Total system demand decreased due to milder weather, certain customers switching to DOS and a change in customer usage patterns.  For the three months ended September 30, 2009, self generation represented 72% of total system compared to 61% for the same period in 2008.  For the nine months ended September 30, 2009, self generation represented 64% of total system compared to 47% for the same period in 2008.

Fuel for Power Generation

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Fuel for power generation	$89,125	$92,845	-4.0%	$229,119	$211,137	8.5%

Thousands of MWh generated	1,696	1,478	14.7%	4,219	3,325	26.9%

Average fuel cost per MWh of generated power	$52.55	$62.82	-16.3%	$54.31	$63.50	-14.4%

Fuel for power generation and average cost per MWh decreased for the three months ended September 30, 2009 as compared to the same period in 2008 due primarily to lower natural gas prices partially offset by an increase in the settlement costs for hedging instruments.  The volume increased due to greater reliance on internal generation.

Fuel for power generation and volume increased for the nine months ended September 30, 2009 as compared to the same period in 2008 due to a greater reliance on the Tracy Generation Station.  The average cost per MWh decreased for the nine months primarily due to lower natural gas prices partially offset by an increase in the settlement costs for hedging instruments.

Purchased Power

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Purchased power	$25,580	$64,005	-60.0%	$92,439	$251,474	-63.2%

Purchased power in thousands of MWhs	656	977	-32.9%	2,371	3,661	-35.2%

Average cost per MWh of purchased power	$38.99	$65.51	-40.5%	$38.99	$68.69	-43.2%

Purchased power costs and the average cost per MWh decreased for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to a decrease in natural gas prices.  The volume of MWhs decreased for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to increased reliance on internal generation.

Purchased power costs and the average cost per MWh decreased for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to a decrease in natural gas prices and a power purchase agreement with Newmont Mining Corporation, as discussed above in Electric Operating Revenues, whereby SPPC purchases power substantially below current market prices.  However, SPPC is limited by the volume it can purchase under these lower rates.  The volume of MWhs decreased for the nine months ended September 30, 2009 as compared to the same period in 2008 primarily due to increased reliance on internal generation.

Gas Purchased for Resale

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2009	2008	Prior Year %	2009	2008	Prior Year %

Gas purchased for resale	$11,269	$13,760	-18.1%	$101,457	$108,288	-6.3%

Gas purchased for resale (in thousands of Dths)	1,670	1,510	10.6%	12,141	11,221	8.2%

Average cost per Dth	$6.75	$9.11	-25.9%	$8.36	$9.65	-13.4%

Gas purchased for resale and average cost per decatherm decreased for the three months and nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease is primarily due to a decrease in natural gas prices.  Volume increased for the three and nine months ended September 30, 2009 compared to the same period in 2008 primarily due to excess availability of gas, due to milder weather.  The excess is sold to wholesale customers.

Deferral of Energy Costs – Electric - Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008		Change from Prior Year %	2009	2008	Change from Prior Year %

Deferred energy costs - electric – net	$26,646	$	(9,384)	-384.0%	$68,222	$(12,572)	-642.7%
Deferred energy costs - gas – net	$2,286		$(725)	- 415.3%	$1,923	$(2,296)	-183.8%
	$28,932		$(10,109)		$70,145	$(14,868)

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

Deferral of energy costs - electric – net for the three months ended September 30, 2009 and 2008 reflect amortization of deferred energy costs of $(0.4) million and $(2.0) million respectively; and an over-collection of amounts recoverable in rates of $27.0 million in 2009, and an under-collection of $7.4 million in 2008.  For the nine months ended September 30, 2009 and 2008, amortization of deferred energy costs were ($1.6) million and $16.6 million, respectively; with an over-collection of amounts recoverable in rates of $69.8 million in 2009, and under-collection of $29.2 million in 2008.

Deferred energy costs - gas - net for the three months ended September 30, 2009 and 2008 reflect amortization of deferred energy costs of $0.0 million, and ($0.1) million, respectively; and an over-collection of amounts recoverable in rates in 2009 of $2.3 million and an under-collection of $0.6 million in 2008.  For the nine months ended September 30, 2009 and 2008, amortization of deferred energy costs were $0.0 million and ($1.0) million, respectively; with an over-collection of amounts recoverable in rates of $1.9 million and under-collection of $1.3 million, respectively.

Allowance for Funds Used During Construction (AFUDC)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %

Allowance for other funds used during construction	$942	$1,322	-28.8%	$2,535	$11,842	-78.6%

Allowance for borrowed funds used during construction	$864	$1,050	-17.7%	$2,364	$8,915	-73.5%
	$1,806	$2,372	-23.9%	$4,899	$20,757	-76.4%

AFUDC decreased for the three and nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the completion of the Tracy Generating Station in July of 2008, which resulted in a decrease to the Construction Work-In-Progress (CWIP) balance.

Other (Income) and Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change from Prior Year %	2009	2008	Change from Prior Year %

Other operating expense	$38,843	$35,474	9.5%	$123,748	$103,744	19.3%
Maintenance expense	$8,173	$7,868	3.9%	$23,939	$22,204	7.8%
Depreciation and amortization	$27,545	$21,343	29.1%	$80,043	$64,801	23.5%
Interest charges on long-term debt	$16,760	$18,635	-10.1%	$49,820	$55,975	-11.0%
Interest charges-other	$891	$1,407	-36.7%	$4,017	$4,398	-8.7%
Interest accrued on deferred energy	$2,047	$454	350.9%	$3,764	$1,639	129.7%
Other income	$(3,792)	$(2,367)	60.2%	$(12,299)	$(11,331)	8.5%
Other expense	$813	$749	8.5%	$4,601	$5,430	-15.3%

Other operating expense increased for the three and nine months ended September 30, 2009, compared to the same period in 2008, primarily due to higher pension expense, costs related to renewable energy programs and operating expenses for the Tracy Generating Station expansion placed in service in summer 2008.  Additionally, contributing to higher expenses was lower provisions for bad debt in 2008 compared to 2009.

Maintenance expense increased for the three and nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the addition of the Tracy Generating Station expansion that became operational in summer of 2008, partially offset by outages at Valmy Generating Station for boiler repairs in 2008 and lower maintenance cost for Ft. Churchill in 2009.

Depreciation and amortization expenses increased for the three and nine months ended September 30, 2009 compared to the same period in 2008, as a result of increases in plant-in-service, primarily due to the completion of the Tracy Generating Station in July of 2008.

Interest charges on long-term debt decreased for the three months and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to interest savings related to repurchased debt, lower interest rates on variable rate debt, and the redemption of $99 million Series A General and Refunding Mortgage Bonds in June 2008.  These amounts were partially offset by the issuance of $250 million Series Q General and Refunding Mortgage Notes in September 2008, and the addition of $150 million to its 6.0% Series M General and Refunding Mortgage Notes in August 2009.  See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2008 10-K and Note 4, Long-Term Debt, of the Condensed Notes to Financial Statements in this Form 10-Q for additional information regarding long-term debt .

Interest charges-other decreased for the three months and nine months ended September 30, 2009, compared to the same period in 2008, due to several items, none of which are material.

Interest expense accrued on deferred energy balances increased for the three months and nine months ended September 30, 2009, compared to the same period in 2008, due to higher deferred energy balances in 2009.  See Note 3, Regulatory Actions of the Condensed Notes to Financial Statements for further details of deferred energy balances.

Other income increased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to interest received for income tax refunds, offset by lower miscellaneous carrying charges.  Other income increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to gains on the disposition of property in 2009 and interest received for tax refunds, offset by income earned in 2008 related to the reinstatement of previously disallowed costs associated with Pinon Pine and the settlement with Calpine as discussed in Note 3, Regulatory Actions and Note 13, Commitments and Contingencies of the Notes to Financial Statements in the 2008 Form 10-K.

Other expense increased for the three months ended September 30, 2009, compared to the same period in 2008, due to several items, none of which are material.  Other expense decreased during the nine months ended September 30, 2009, when compared to the same period in 2008, due to lower advertising costs in 2009 and adjustments resulting from the decision in SPPC’s GRC in 2008.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2008 10-K for further information.

ANALYSIS OF CASH FLOWS

Cash flows increased during the nine months ended September 30, 2009 compared to the same period in 2008 due to an increase in cash from operating activities and a decrease in cash used by investing activities, partially offset by a decrease in cash from financing activities.

Cash From Operating Activities.  The increase in cash from operating activities was primarily due to the over collection of revenues in excess of fuel and purchased power costs, an increase in BTGR revenues as a result of SPPC’s 2007, GRC, partially offset by funding of pension plans and higher balances for fuel and purchased power costs at year end December 31, 2008, that were subsequently paid in 2009.

Cash Used By Investing Activities.  Cash used by investing activities did not change significantly between the periods.

Cash From Financing Activities.  The decrease in cash from financing activities is primarily due to increased dividends paid to the holding company, NVE and the reacquisition of $40 million Series 2007A variable rate notes due 2036, partially offset by the issuance of $150 million Series M notes and the investment by parent.

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

Available Liquidity as of September 30, 2009 (in millions)
Cash and Cash Equivalents	$58.4
Balance available on Revolving Credit Facility(1)	$316.1
$374.5

1 As of October 28, 2009, SPPC had approximately $316.9 million available under its revolving credit facility, which reflects amounts outstanding  under letters of credit.

 SPPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as U.S. treasury bills.  In addition to cash on hand, SPPC may use its revolving credit facility in order to meet its liquidity needs.  SPPC anticipates with the reduction in cash requirements for capital expenditures, as discussed earlier, and decreasing commodity prices, that cash on hand, internally generated funds and the ability to issue debt, which includes the use of the SPPC’s revolving credit facility, will be sufficient to meet short-term operating costs.  However, if energy costs rise at a rapid rate and SPPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or SPPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity, SPPC may be required to further delay capital expenditures, refinance debt or obtain funding through an equity issuance by NVE.

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

SPPC does not have significant debt maturities in 2009 or 2010 other than its revolving credit facility.  SPPC’s long-term credit facility expires on November 4, 2010.  As of October 28, 2009, SPPC does not have any borrowings outstanding on its revolving credit facility.

There have been no changes to the credit ratings of SPPC in the first three quarters of 2009, other than DBRS’ election to discontinue coverage on a majority of their U.S. clients (see Credit Ratings, below).  However, disruptions in the banking and capital markets not specifically related to SPPC may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

During the nine months ended September 30, 2009, there were no material changes to contractual obligations as set forth in SPPC’s 2008 Form 10-K, except as discussed under financing transactions below.

Financing Transactions

Tender Offer

On October 7, 2009, SPPC settled its cash tender offer, which commenced on September 8, 2009 and expired on October 5, 2009 for the following securities:

•	Washoe County, Nevada Gas Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006A, in an aggregate principal amount of $58.7 million;
•	Washoe County, Nevada Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006B, in an aggregate principal amount of $75 million; and
•
Washoe County, Nevada Gas and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2006C, in an aggregate principal amount of $84.8 million (collectively, “the SPPC Bonds”).

Those holders who tendered their SPPC Bonds by the expiration date were entitled to receive a purchase price of $900 per $1,000 SPPC Bond, plus any accrued and unpaid interest to, but not including, the date that is two business days following the October 5, 2009 expiration date.  Approximately $3.8 million of the $218.5 million SPPC Bonds outstanding were validly tendered and accepted by SPPC.  SPPC financed the tendered bonds with available cash.  The tendered SPPC Bonds remain outstanding and have not been retired or cancelled.  However, as SPPC is the sole holder of the SPPC Bonds, for financial reporting purposes the investment in the tendered SPPC Bonds and the indebtedness will be offset for presentation purposes.

General and Refunding Mortgage Notes, Series M

On August 21, 2009, SPPC issued an additional $150 million in aggregate principal amount of its 6% General and Refunding Mortgage Notes, Series M, as part of the same series as the original Series M Notes issued in March 2006.  Upon the issuance of these Notes, the aggregate principal amount of the Series M Notes outstanding is $450 million.  The proceeds from the second issuance were used to repay amounts outstanding under SPPC’s revolving credit facility.

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

Factors Affecting Liquidity

Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of October 28, 2009, the most restrictive of the factors below is the PUCN authority, based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of Utilities’ revolving credit facilities the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - On October 28, 2009, the PUCN approved SPPC’s request for financing authority to issue up to $350 million of long-term debt securities over a three-year period ending December 31, 2012, ongoing authority to maintain a revolving credit facility of up to $600 million, and authority to refinance up to approximately $348 million of long-term debt securities;

b.
Financial covenants within SPPC’s financing agreements - SPPC's $332 million Amended and Restated Revolving Credit Agreement dated November 2005, contains two financial maintenance covenants.  The first requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  The second requires SPPC to maintain a ratio of consolidated cash flow to consolidated interest expense, determined as of the last day of each fiscal quarter for the period of four consecutive fiscal quarters, not to be less than 2.0 to 1.  As of September 30, 2009, SPPC was in compliance with these covenants.  In order to maintain compliance with these covenants, SPPC is limited to $735 million of additional indebtedness.

All other financial covenants contained in SPPC’s revolving credit facility and financing agreements are suspended, as SPPC’s senior secured debt is rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations on indebtedness under these covenants; and

c.	Financial covenants within NVE’s financing agreements - Furthermore, as discussed in NVE’s Ability to Issue Debt, SPPC is subject to NVE’s cap on additional consolidated indebtedness of $828 million.

Ability to Issue General and Refunding Mortgage Securities

To the extent that SPPC has the ability to issue debt under the most restrictive covenants in its financing agreements and has financing authority to do so from the PUCN, SPPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under SPPC’s Indenture.

    SPPC’s Indenture creates a lien on substantially all of SPPC’s properties in Nevada and California.  As of September 30, 2009, $1.8 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $495 million of additional General and Refunding Mortgage Securities as of September 30, 2009.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	the principal amount of retired General and Refunding Mortgage Securities; and/or
3.	the principal amount of first mortgage bonds retired after October 2001.

            Property Additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

    SPPC also has the ability to release property from the lien of the mortgage indenture on the basis of net property additions, cash and/or retired bonds.  To the extent SPPC releases property from the lien of SPPC’s Indenture, it will reduce the amount of securities issuable under SPPC’s Indenture.

Credit Ratings

    SPPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations: Fitch, Moody’s and S&P.  DBRS is no longer covering SPPC.  As of September 30, 2009, the ratings are as follows:

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

    Under these contracts, a material adverse change (e.g., a credit rating downgrade) in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of September 30, 2009 for all suppliers continuing to provide power under a WSPP agreement no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Notes to Financial Statements for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  The contracts require that SPPC maintain its Moody’s and S&P Senior Unsecured or equivalent ratings in place at the time the contracts were entered into.  In the event that SPPC’s Senior Unsecured debt rating is downgraded by two out of the three rating agencies, the counterparties have the right to require SPPC to post cash or a letter of credit to the extent the counterparties have mark-to-market exposure to SPPC, subject to certain caps.  As of September 30, 2009, the maximum amount of collateral SPPC would be required to post under these agreements is approximately $37.3 million based on mark-to-market values, which are substantially based on quoted market prices.  Of this amount, approximately $27.3 million would be required if SPPC is downgraded one level and an additional amount of approximately $10.0 million would be required if SPPC is downgraded two levels.

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

The Utilities are required to file annual electric and gas DEAA cases on March 1 as mandated by the 2007 Nevada Legislature, quarterly BTER Updates for the Utilities’ electric and gas departments, and triennial GRCs in Nevada.  A DEAA case is filed to recover or refund any under or over collection of prior energy costs and the BTER Updates recover current energy costs.  As of September 30, 2009, NPC’s and SPPC’s balance sheets included approximately $137 million and over-collections of $104 million, respectively, of deferred energy costs, which $247 million and over-collections of $33 million had been previously approved for collection over various periods.  The remaining amounts will be requested in future DEAA filings.  Refer to Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  A GRC filing is to set rates to recover operation and maintenance expenses, depreciation, taxes and provide a return on invested capital.

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

ITEM 3A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2009, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

          September 30, 2009
	Expected Maturity Date
								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Long-term Debt
NVE
Fixed Rate	$ -	$ -	$ -	$ 63,670	$ -	$ 421,539	$ 485,209	$ 505,090
Average Interest Rate	-	-	-	7.80%	-	7.77%	7.78%

NPC
Fixed Rate	$ -	$ -	$ 364,000	$ 130,000	$ -	$ 2,894,335	$ 3,388,335	$ 3,690,086
Average Interest Rate	-	-	8.14%	6.50%	-	6.53%	6.70%
Variable Rate	$ -	$ 108,000	$ -	$ -	$ -	$ 179,500	$ 287,500	$ 287,500
Average Interest Rate	-	1.27%	-	-	-	1.08%	1.15%

SPPC
Fixed Rate	$ -	$ -	$ -	$ 100,000	$ 250,000	$ 775,000	$ 1,125,000	$ 1,200,460
Average Interest Rate	-	-	-	6.25%	5.45%	6.31%	6.12%
Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 218,500	$ 218,500	$ 218,500
Average Interest Rate	-	-	-	-	-	1.11%	1.11%

Total Debt	$ -	$ 108,000	$ 364,000	$ 293,670	$ 250,000	$ 4,488,874	$ 5,504,544	$ 5,901,636

Commodity Price Risk

See the 2008 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2008.

Credit Risk

The Utilities monitor and manage credit risk with their counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with counterparties was approximately $73.7 million as of September 30, 2009, compared to amounts of $334.3 million at December 31, 2008, and $266.3 million at September 30, 2008.  The decrease is primarily due to lower market prices for physical electric contracts and lower contract prices for natural gas contracts.

ITEM 4 and 4T.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2009, the registrants’ disclosure controls and procedures were effective.

(b)	Change in internal controls over financial reporting.

There were no changes in internal controls over financial reporting in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

    As of the date of this report, there have been no material changes with regard to administrative and judicial proceedings involving regulatory, environmental and other matters as disclosed in NVE’s, NPC’s and SPPC’s 2008 Form 10-K, and quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, except as discussed below.

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

    In June 2003, the FERC dismissed the Utilities’ Section 206 complaints, stating that the Utilities had failed to satisfy their burden of proof under the strict public interest standard.  In July 2003, the Utilities filed a petition for rehearing, but the FERC reaffirmed its June decision (“July decision”).  The Utilities appealed this decision to the Ninth Circuit.  In December 2006, a three judge panel of the Ninth Circuit overturned the July decision and remanded the case back to the FERC for application of the factors that the Ninth Circuit outlines in its decision.  In May 2007, American Electric Power Service Corporation and Allegheny Energy Supply Company and other interested parties filed petitions for certiorari (“Petitions”) with the U.S. Supreme Court seeking review of the Ninth Circuit’s decision.  The Utilities, together with other parties and the FERC, filed their opposition to these Petitions in August 2007.  In September 2007, the U.S. Supreme Court granted certiorari.  In June 2008, the U.S. Supreme Court rejected the Ninth Circuit’s reasoning in reversing the FERC but nonetheless found that FERC’s order was defective and should be reversed for other reasons.  The case was remanded to the FERC.  The FERC established a formal settlement discussion protocol for bilateral settlement discussions with other respondents, including Allegheny Energy Supply Company, American Electric Power Service Corporation and BP Energy, and stayed the case pending settlement discussions.  The Utilities, together with other interested parties, have settled and resolved all claims against BP Energy (“BP Settlement”).  On August 25, 2009, the BP Settlement received final approval by the FERC to which BP Energy was ordered to settle with NPC for an immaterial amount in return for NPC and the BCP’s release of all claims against BP Energy.  On September 15, 2009, the Utilities, together with other interested parties, reached an agreement in principle with American Electric Power Service Corporation (“AEP Settlement”).  The Utilities previously had negotiated settlements with Duke Energy Trading and Marketing, Morgan Stanley Capital Group, El Paso Merchant Energy, now known as El Paso Marketing L.P., Calpine Energy Services and Enron.  The Utilities continue discussions with Allegheny Energy Supply Company.  Management cannot predict the timing or outcome of a decision in this matter.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2008 Form 10-K, and quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

NV Energy, Inc.
(Registrant)

Date: October 29, 2009	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: October 29, 2009	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: October 29, 2009	By:	/s/ William D. Rogers
William D. Rogers
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2009	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)