Form 10-K/A
period 2009-12-31
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-02-25
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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

EXPLANATORY NOTE

NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company (the “Companies”) are filing this 10-K/A to our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Form 10-K”) for the sole purpose of adding the conformed signature of Deloitte & Touche LLP to (A) the “Report of Independent Registered Public Accounting Firm” for each of  NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company in Item 8; (B) the “Report of Independent Registered Public Accounting Firm" for  NV Energy, Inc. in Item 9A(T); and (C) the “Consent of Independent Accounting Firm” for each of NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company in Item 15, filed respectively as Exhibit 23.1, Exhibit 23.2 and Exhibit 23.3 to the Form 10-K, each of which  were inadvertently omitted within our Form 10-K.  At the time of the February 22, 2010 filing of the Form 10-K with the Securities and Exchange Commission (the "SEC"), the Companies were in possession of the audit opinions and consents, but the signature in typed form was inadvertently omitted from the electronic version filed with the SEC.   For convenience and ease of reference, this amendment sets forth “Item 8- Financial Statements and Supplementary Data” and "Item 9A(T)- Controls and Procedures" from the Form 10-K in their entirety with the applicable changes.  Because this amendment only incorporates the signature in typed form of Deloitte & Touche LLP on the “Reports of Independent Registered Public Accounting Firm” and the “Consents of Independent Accounting Firm”, the date of such reports and consents remain as originally filed.

 This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

/s/ Deloitte & Touche LLP
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

/s/ Deloitte & Touche LLP
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

/s/ Deloitte & Touche LLP
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

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(Dollars in Thousands)

	December 31,
	2009	2008	2007

Common Stock:
Balance at Beginning of Year and End of Year	$1	$1	$1

Other Paid-In Capital:

Balance at Beginning of Year	2,254,182	2,107,582	2,042,369
Capital contribution from parent	-	146,600	65,000
Tax Benefit from stock option exercises	7	-	213
Balance at End of Year	2,254,189	2,254,182	2,107,582

Retained Earnings:

Balance at Beginning of Year	377,055	272,435	132,201
Adjustments to beginning balances: Compensation retirement benefits in 2008 (net of taxes of ($1,514)) and uncertain tax positions in 2007	6	(2,811)	207
Income for the year	134,284	151,431	165,694
Common stock dividends declared	(112,000)	(44,000)	(25,667)
Balance at End of Year	399,345	377,055	272,435

Accumulated Other Comprehensive (Loss):

Balance at Beginning of Year	(3,671)	(3,278)	(2,373)
Change in compensation retirement benefits liability and amortization (net of taxes of ($96), $207 and $487 in 2009, 2008 and 2007 respectively)	175	(393)	(905)
Balance at End of Year	(3,496)	(3,671)	(3,278)

Total Common Shareholder’s Equity at End of Year	$2,650,039	$2,627,567	$2,376,740

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

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(Dollars in Thousands)

	December 31,
	2009	2008	2007

Common Stock:
Balance at Beginning of Year
and End of Year	$4	$4	$4

Other Paid-In Capital:

Balance at Beginning of Year	1,020,960	1,000,595	935,453
Capital contribution from parent	90,300	20,000	65,000
Tax Benefit from stock option exercises	-	365	142
Balance at End of Year	1,111,260	1,020,960	1,000,595

Retained Earnings (Deficit):

Balance at Beginning of Year	(140,685)	3,325	(49,789)

Adjustments to beginning balances: Compensation retirement benefits in 2008 (net of taxes of ($857)), and uncertain tax positions in 2007	(1)	(1,592)	280
Income for the year	73,085	90,582	65,667
Common stock dividends declared	(32,000)	(233,000)	(12,833)
Balance at End of Year	(99,601)	(140,685)	3,325

Accumulated Other Comprehensive Loss:

Balance at Beginning of Year	(2,318)	(2,084)	(931)

Change in compensation retirement benefits liability and amortization (net of taxes of ($19), $126 and $620 in 2009, 2008 and 2007 respectively)	(87)	(234)	(1,153)
Balance at End of Year	(2,405)	(2,318)	(2,084)

Total Common Shareholder’s Equity at End of Year	$1,009,258	$877,961	$1,001,840

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

Future cash payments for these capital leases, combined, as of December 31, 2009, were as follows (dollars in thousands):

2010	$12,466
2011	9,630
2012	9,493
2013	9,510
2014	5,723
Thereafter	26,945
Total Minimum Lease Payments	$73,767

Less amounts representing interest	$26,716

Present Value of Net minimum lease payments	$47,051

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

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
February 22, 2010

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

NV ENERGY, INC.
NEVADA POWER COMPANY d/b/a NV ENERGY
SIERRA PACIFIC POWER COMPANY d/b/a NV ENERGY

By	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer (Principal Accounting Officer)
Interim Chief Financial Officer (Principal Financial Officer)
February 25, 2010

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

•
Agreement of Resignation, Appointment and Acceptance dated November 6, 2009 by and among NV Energy, Inc., The Bank of New York Mellon and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 to Form 10-K for the year ended December 31, 2009).

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

•
Agreement of Resignation, Appointment and Acceptance dated November 6, 2009 by and among Nevada Power Company d/b/a NV Energy, The Bank of New York Mellon and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.2 to Form 10-K for the year ended December 31, 2009).

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

•
Agreement of Resignation, Appointment and Acceptance dated November 6, 2009 by and among Sierra Pacific Power Company d/b/a NV Energy, The Bank of New York Mellon and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.3 to Form 10-K for the year ended December 31, 2009).

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

•	NV Energy, Inc. (under its former name, Sierra Pacific Resources) Amended and Restated 2004 Executive Long-Term Incentive Plan (filed as Appendix A to 2008 Proxy Statement).

•	NV Energy, Inc. (under its former name, Sierra Pacific Resources) 2003 Non-Employee Director Stock Plan, as amended (filed as Exhibit 99.2 to Form S-8 dated October 19, 2007).

•	NV Energy, Inc. Amended and Restated Employee Stock Purchase Plan (filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2009).

•	Separation Agreement dated February 17, 2010, between NV Energy, Inc. and William D. Rogers (filed as Exhibit 10.2 to Form 10-K for the year ended December 31, 2009).

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

(12)  NV Energy, Inc.

•	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.1 to Form 10-K for the year ended December 31, 2009).

        Nevada Power Company

•	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.2 to Form 10-K for the year ended December 31, 2009).

        Sierra Pacific Power Company

•	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.3 to Form 10-K for the year ended December 31, 2009).

(21)  NV Energy, Inc.

•	Nevada Power Company d/b/a NV Energy, a Nevada Corporation.
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