Form 10-Q
period 2010-03-31
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-05-06
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
NV ENERGY
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

0-00508	SIERRA PACIFIC POWER COMPANY d/b/a	88-0044418	Nevada
NV ENERGY
P.O. Box 10100
(6100 Neil Road)
Reno, Nevada 89520-0400 (89511)
(775) 834-4011

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑          No  ☐   (Response applicable to all registrants)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes______      No     (Response applicable to all registrants)

Indicate by check mark whether any registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1.00 par value of NV Energy, Inc.	234,939,325 Shares

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

NV ENERGY, INC.
NEVADA POWER COMPANY
SIERRA PACIFIC POWER COMPANY
QUARTERLY REPORTS ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2009 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K, as amended by a Form 10-K/A, for the year ended December 31, 2009
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
ASD	Advanced Service Delivery
BCP	Bureau of Consumer Protection
BOD	Board of Directors
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
Calpine	Calpine Corporation
Clark Generating Station	550 megawatt nominally rated William Clark Generating Station
CPUC	California Public Utilities Commission
CWIP	Construction Work-In-Progress
d/b/a	Doing business as
DBRS	Dominion Bond Rating Service
DEAA	Deferred Energy Accounting Adjustment
DOE	Department of Energy
DSM	Demand Side Management
Dth	Decatherm
EPA	Environmental Protection Agency
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles in the United States
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
MMBtu	Million British Thermal Units
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$600 million Revolving Credit Facility entered into in April 2010 between NPC and Wells Fargo, N.A., as administrative agent for the lenders a party thereto
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company N.A., as Trustee
NVE	NV Energy, Inc.
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Renewable Energy Portfolio Standard
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in April 2010 between SPPC and Bank of America, N.A., as administrative agent for the lenders a party thereto
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company N.A., as Trustee
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING REVENUES	$716,969	$755,267

OPERATING EXPENSES:
Fuel for power generation	221,619	230,104
Purchased power	107,363	125,387
Gas purchased for resale	65,559	70,272
Deferred energy	17,566	45,635
Other operating expenses	109,106	114,677
Maintenance	25,729	34,400
Depreciation and amortization	80,948	78,048
Taxes other than income	16,173	14,647
Total Operating Expenses	644,063	713,170
OPERATING INCOME	72,906	42,097

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2010-$4,939, 2009-$5,146)	(80,064)	(82,633)
Interest income (expense) on regulatory items	(2,071)	1,180
AFUDC-equity	5,953	6,218
Other income	5,877	5,058
Other expense	(3,066)	(5,578)
Total Other Income (Expense)	(73,371)	(75,755)
Loss Before Income Tax Expense	(465)	(33,658)

Income tax expense (benefit)	1,256	(11,414)

NET LOSS	$(1,721)	$(22,244)

Amount per share basic and diluted - (Note 9)
Net loss per share basic and diluted	$(0.01)	$(0.09)

Weighted Average Shares of Common Stock Outstanding - basic and diluted	234,858,642	234,331,044
Dividends Declared Per Share of Common Stock	$0.11	$0.10

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$75,928	$62,706
Accounts receivable less allowance for uncollectible accounts: 2010 - $30,755; 2009 - $32,341	338,111	400,911
Materials, supplies and fuel, at average cost	121,321	124,040
Risk management assets (Note 6)	10,687	27,558
Deferred income taxes	131,382	87,562
Other current assets	60,410	44,298
Total Current Assets	737,839	747,075

Utility Property:
Plant in service	10,900,591	10,833,622
Construction work-in-progress	807,177	716,128
Total	11,707,768	11,549,750
Less accumulated provision for depreciation	2,943,702	2,884,199
Total Utility Property, Net	8,764,066	8,665,551

Investments and other property, net	52,279	51,169

Deferred Charges and Other Assets:
Deferred energy (Note 3)	129,323	138,963
Regulatory assets	1,272,333	1,218,778
Regulatory asset for pension plans	261,100	264,892
Risk management assets (Note 6)	4,350	6,732
Other deferred charges and assets	173,096	173,145
Total Deferred Charges and Other Assets	1,840,202	1,802,510

Assets Held for Sale (Note 10)	149,139	147,158

TOTAL ASSETS	$11,543,525	$11,413,463

(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$7,785	$134,474
Accounts payable	305,165	352,000
Accrued expenses	112,540	134,328
Risk management liabilities (Note 6)	106,071	66,871
Deferred energy (Note 3)	208,378	191,405
Other current liabilities	69,929	67,301
Total Current Liabilities	809,868	946,379

Long-term debt	5,546,626	5,303,357

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,118,180	1,072,780
Deferred investment tax credit	21,822	22,541
Accrued retirement benefits	145,158	149,925
Risk management liabilities	4,020	2,233
Regulatory liabilities	392,054	386,019
Other deferred credits and liabilities	281,701	280,560
Total Deferred Credits and Other Liabilities	1,962,935	1,914,058

Liabilities Held for Sale (Note 10)	26,571	25,747

Shareholders' Equity:
Common stock	234,933	234,834
Other paid-in capital	2,701,355	2,700,329
Retained earnings	267,694	295,247
Accumulated other comprehensive loss	(6,457)	(6,488)
Total Shareholders' Equity	3,197,525	3,223,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,543,525	$11,413,463

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,721)	$(22,244)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,948	78,048
Deferred taxes and deferred investment tax credit	1,284	5,264
AFUDC-equity	(5,953)	(6,218)
Deferred energy	26,824	45,803
Other, net	21,206	16,836
Changes in certain assets and liabilities:
Accounts receivable	62,921	23,909
Materials, supplies and fuel	2,599	1,080
Other current assets	(16,113)	(2,899)
Accounts payable	(16,406)	(41,216)
Accrued retirement benefits	(4,767)	(12,205)
Other current liabilities	(19,100)	(24,400)
Risk management assets and liabilities	2,633	267
Other deferred assets	(921)	(3,988)
Other regulatory assets	(9,462)	(11,251)
Other deferred liabilities	(4,058)	4,493
Net Cash from Operating Activities	119,914	51,279

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(200,046)	(197,498)
Proceeds from sale of asset	3,254	-
Customer advances for construction	(794)	(3,260)
Contributions in aid of construction	15,707	17,104
Investments and other property - net	(1,093)	9
Net Cash used by Investing Activities	(182,972)	(183,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	144,999	909,020
Retirement of long-term debt	(44,011)	(695,100)
Sale of Common Stock	1,124	818
Dividends paid	(25,832)	(23,450)
Net Cash from Financing Activities	76,280	191,288

Net Increase in Cash and Cash Equivalents	13,222	58,922
Beginning Balance in Cash and Cash Equivalents	62,706	54,359
Ending Balance in Cash and Cash Equivalents	$75,928	$113,281

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$99,559	$92,750
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$97,357	$146,036
Capital lease obligations incurred	$15,336	$-

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING REVENUES	$426,960	$436,529

OPERATING EXPENSES:
Fuel for power generation	156,115	154,062
Purchased power	71,227	88,206
Deferred energy	19,463	38,190
Other operating expenses	67,880	70,193
Maintenance	17,019	27,534
Depreciation and amortization	55,101	52,363
Taxes other than income	10,026	9,063
Total Operating Expenses	396,831	439,611
OPERATING INCOME (LOSS)	30,129	(3,082)

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2010-$4,532, 2009-$4,562)	(53,356)	(55,043)
Interest income (expense) on regulatory items	(31)	1,853
AFUDC-equity	5,362	5,621
Other income	2,583	2,342
Other expense	(1,132)	(3,207)
Total Other Income (Expense)	(46,574)	(48,434)
Loss Before Income Tax Expense	(16,445)	(51,516)

Income tax benefit	(4,119)	(16,365)

NET LOSS	$(12,326)	$(35,151)

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$34,848	$42,609
Accounts receivable less allowance for uncollectible accounts: 2010 - $27,318; 2009 - $29,375	216,980	254,027
Materials, supplies and fuel, at average cost	67,769	69,176
Risk management assets (Note 6)	8,542	21,902
Intercompany income taxes receivable	10,356	10,356
Deferred income taxes	101,558	58,425
Other current assets	39,128	27,855
Total Current Assets	479,181	484,350

Utility Property:
Plant in service	7,467,548	7,414,432
Construction work-in-progress	707,461	627,026
Total	8,175,009	8,041,458
Less accumulated provision for depreciation	1,768,311	1,727,710
Total Utility Property, Net	6,406,698	6,313,748

Investments and other property, net	42,199	41,167

Deferred Charges and Other Assets:
Deferred energy (Note 3)	129,323	138,963
Regulatory assets	910,400	856,769
Regulatory asset for pension plans	127,868	129,709
Risk management assets (Note 6)	4,314	5,590
Other deferred charges and assets	125,186	126,075
Total Deferred Charges and Other Assets	1,297,091	1,257,106

TOTAL ASSETS	$8,225,169	$8,096,371

(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$7,785	$119,474
Accounts payable	208,680	249,962
Accounts payable, affiliated companies	20,150	32,414
Accrued expenses	74,048	86,983
Risk management liabilities (Note 6)	79,155	39,122
Deferred energy (Note 3)	89,183	74,129
Other current liabilities	54,988	52,306
Total Current Liabilities	533,989	654,390

Long-term debt	3,779,120	3,535,440

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	835,274	794,890
Deferred investment tax credit	8,413	8,698
Accrued retirement benefits	35,213	39,678
Risk management liabilities (Note 6)	3,171	1,165
Regulatory liabilities	214,753	210,287
Other deferred credits and liabilities	204,507	201,784
Total Deferred Credits and Other Liabilities	1,301,331	1,256,502

Shareholder's Equity:
Common stock	1	1
Other paid-in capital	2,254,189	2,254,189
Retained earnings	360,019	399,345
Accumulated other comprehensive loss	(3,480)	(3,496)
Total Shareholder's Equity	2,610,729	2,650,039

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,225,169	$8,096,371

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,326)	$(35,151)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	55,101	52,363
Deferred taxes and deferred investment tax credit	(3,990)	19,424
AFUDC-equity	(5,362)	(5,621)
Deferred energy	24,695	35,928
Other, net	14,267	10,269
Changes in certain assets and liabilities:
Accounts receivable	37,047	(23,090)
Materials, supplies and fuel	1,506	(982)
Other current assets	(11,273)	(4,948)
Accounts payable	(28,951)	(17,299)
Accrued retirement benefits	(4,465)	(16,580)
Other current liabilities	(10,254)	(9,056)
Risk management assets and liabilities	1,577	(532)
Other deferred assets	(531)	(3,445)
Other regulatory assets	(5,219)	(10,572)
Other deferred liabilities	(2,708)	4,118
Net Cash from (used by) Operating Activities	49,114	(5,174)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(163,340)	(141,059)
Proceeds from sale of asset	3,254	-
Customer advances for construction	(17)	(2,101)
Contributions in aid of construction	14,608	15,603
Investments and other property - net	(1,014)	(4)
Net Cash used by Investing Activities	(146,509)	(127,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	120,000	748,404
Retirement of long-term debt	(3,366)	(540,692)
Dividends paid	(27,000)	(22,000)
Net Cash from Financing Activities	89,634	185,712

Net Increase (Decrease) in Cash and Cash Equivalents	(7,761)	52,977
Beginning Balance in Cash and Cash Equivalents	42,609	28,594
Ending Balance in Cash and Cash Equivalents	$34,848	$81,571

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$67,305	$55,611
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$92,631	$131,511
Capital lease obligations incurred	$15,336	$-

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES:
Electric	$209,981	$237,738
Gas	80,020	80,993
Total Operating Revenues	290,001	318,731

OPERATING EXPENSES:
Fuel for power generation	65,504	76,042
Purchased power	36,136	37,181
Gas purchased for resale	65,559	70,272
Deferred energy - electric - net	(1,500)	11,796
Deferred energy - gas - net	(397)	(4,351)
Other operating expenses	40,672	44,015
Maintenance	8,710	6,866
Depreciation and amortization	25,847	25,685
Taxes other than income	6,066	5,524
Total Operating Expenses	246,597	273,030
OPERATING INCOME	43,404	45,701

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2010-$407, 2009-$584)	(17,045)	(17,927)
Interest income (expense) on regulatory items	(2,040)	(673)
AFUDC-equity	591	597
Other income	1,755	2,715
Other expense	(1,869)	(1,991)
Total Other Income (Expense)	(18,608)	(17,279)
Income Before Income Tax Expense	24,796	28,422

Income tax expense	7,676	9,286

NET INCOME	$17,120	$19,136

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$28,530	$14,359
Accounts receivable less allowance for uncollectible accounts:
2010-$3,437; 2009 - $2,966	121,130	146,883
Materials, supplies and fuel, at average cost	53,500	54,802
Risk management assets (Note 6)	2,145	5,656
Intercompany income taxes receivable	19,315	19,315
Deferred income taxes	63,159	46,414
Other current assets	21,144	16,056
Total Current Assets	308,923	303,485

Utility Property:
Plant in service	3,433,043	3,419,190
Construction work-in-progress	99,716	89,102
Total	3,532,759	3,508,292
Less accumulated provision for depreciation	1,175,391	1,156,489
Total Utility Property, Net	2,357,368	2,351,803

Investments and other property, net	5,596	5,428

Deferred Charges and Other Assets:
Regulatory assets	361,932	362,009
Regulatory asset for pension plans	128,389	130,283
Risk management assets (Note 6)	36	1,142
Other deferred charges and assets	42,056	40,837
Total Deferred Charges and Other Assets	532,413	534,271

Assets Held for Sale (Note 10)	149,139	147,158

TOTAL ASSETS	$3,353,439	$3,342,145

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$-	$15,000
Accounts payable	81,582	76,867
Accounts payable, affiliated companies	15,436	21,091
Accrued expenses	33,439	34,185
Risk management liabilities (Note 6)	26,916	27,749
Deferred energy (Note 3)	119,195	117,276
Other current liabilities	14,944	14,996
Total Current Liabilities	291,512	307,164

Long-term debt	1,281,863	1,282,225

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	374,132	350,802
Deferred investment tax credit	13,409	13,843
Accrued retirement benefits	104,213	104,854
Risk management liabilities (Note 6)	849	1,068
Regulatory liabilities	177,301	175,732
Other deferred credits and liabilities	70,201	71,452
Total Deferred Credits and Other Liabilities	740,105	717,751

Liabilities Held for Sale (Note 10)	26,571	25,747

Shareholder's Equity:
Common stock	4	4
Other paid-in capital	1,111,260	1,111,260
Retained earnings	(95,480)	(99,601)
Accumulated other comprehensive loss	(2,396)	(2,405)
Total Shareholder's Equity	1,013,388	1,009,258

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,353,439	$3,342,145

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,120	$19,136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,847	25,685
Deferred taxes and deferred investment tax credit	7,534	8,597
AFUDC-equity	(591)	(597)
Deferred energy	2,129	9,875
Other, net	6,494	6,395
Changes in certain assets and liabilities:
Accounts receivable	25,874	28,901
Materials, supplies and fuel	1,084	2,085
Other current assets	(5,087)	1,828
Accounts payable	4,894	(23,069)
Accrued retirement benefits	(641)	4,179
Other current liabilities	(740)	(6,672)
Risk management assets and liabilities	1,056	799
Other deferred assets	(390)	(543)
Other regulatory assets	(4,243)	(679)
Other deferred liabilities	(1,019)	(75)
Net Cash from Operating Activities	79,321	75,845

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(36,706)	(56,439)
Customer advances for construction	(777)	(1,159)
Contributions in aid of construction	1,099	1,501
Investments and other property - net	(169)	14
Net Cash used by Investing Activities	(36,553)	(56,083)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	24,999	160,616
Retirement of long-term debt	(40,596)	(154,359)
Investment by parent company	-	90,300
Dividends paid	(13,000)	(108,800)
Net Cash used by Financing Activities	(28,597)	(12,243)

Net Increase (Decrease) in Cash and Cash Equivalents	14,171	7,519
Beginning Balance in Cash and Cash Equivalents	14,359	21,411
Ending Balance in Cash and Cash Equivalents	$28,530	$28,930

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$15,870	$20,755
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$4,726	$14,525

The accompanying notes are an integral part of the financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies for both utility and non-utility operations are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of NV Energy, Inc. and its wholly-owned subsidiaries, Nevada Power Company, Sierra Pacific Power Company, Sierra Pacific Communications, Lands of Sierra, Inc., Sierra Pacific Energy Company, NVE Insurance Company, Inc. and Sierra Gas Holding Company.  All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of the management of NVE, NPC and SPPC, the accompanying unaudited interim consolidated financial statements contain normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods shown.  These consolidated financial statements do not contain the complete detail concerning accounting policies and other matters, which are included in full year financial statements; therefore, they should be read in conjunction with the audited financial statements included in the 2009 Form 10-K.

The results of operations and cash flows of NVE, NPC and SPPC for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Standards Updates

Consolidations of Variable Interest Entities

    In June 2009, the FASB amended existing guidance related to the Consolidation of Variable Interest Entities.  NVE and the Utilities adopted this amendment on January 1, 2010.  The amendment no longer allows the scope exception for contracts  which an entity was unable to obtain financial information from to be excluded from the primary beneficiary determination.  As a result, NVE and the Utilities will continually perform an analysis to determine whether their variable interests give it controlling financial interest in a variable interest entity which would require consolidation.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  To identify potential variable interests, management reviewed contracts under leases, long term purchase power contracts, tolling contracts and  jointly owned facilities.  The Utilities identified contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as defined above, as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of March 31, 2010, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

Fair Value Measurements and Disclosures

In January 2010, the FASB amended the Fair Value Measurements and Disclosure Topic as reflected in the FASB Accounting Standards Codification for recurring and nonrecurring fair value measurements. NVE and the Utilities adopted this amendment on January 1, 2010.  The new accounting guidance adds requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. In addition, the accounting update amends guidance on employers’ disclosures about postretirement benefit plan assets to require disclosures by classes of assets instead of by major categories of assets.  The amendment is effective for NVE and the Utilities as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level

3 fair value measurements. Those disclosures will be effective for NVE and the Utilities as of January 1, 2011.  The adoption of this guidance did not have, nor is expected to have, a significant impact on the disclosure requirements for NVE and the Utilities.

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

Operational information of the different business segments is set forth below based on the nature of products and services offered.  NVE evaluates performance based on several factors, of which the primary financial measure is business segment gross margin.  Gross margin, which the Utilities calculate as operating revenues less energy costs, provides a measure of income available to support the other operating expenses of the Utilities.  Operating expenses are provided by segment in order to reconcile to operating income as reported in the consolidated financial statements (dollars in thousands):

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
March 31, 2010	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$426,960	$209,981	$80,020	$290,001	$8	$716,969

Energy Costs:
Fuel for power generation	156,115	65,504		65,504	-	221,619
Purchased power	71,227	36,136		36,136	-	107,363
Gas purchased for resale			65,559	65,559	-	65,559
Deferred energy - net	19,463	(1,500)	(397)	(1,897)	-	17,566
	$246,805	$100,140	$65,162	$165,302	$-	$412,107

Gross Margin	$180,155	$109,841	$14,858	$124,699	$8	$304,862

Other operating expense	67,880			40,672	554	109,106
Maintenance	17,019			8,710		25,729
Depreciation and amortization	55,101			25,847		80,948
Taxes other than income	10,026			6,066	81	16,173

Operating Income (Loss)	$30,129			$43,404	$(627)	$72,906

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
March 31, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$436,529	$237,738	$80,993	$318,731	$7	$755,267

Energy Costs:
Fuel for power generation	154,062	76,042		76,042	-	230,104
Purchased power	88,206	37,181		37,181	-	125,387
Gas purchased for resale			70,272	70,272	-	70,272
Deferred energy - net	38,190	11,796	(4,351)	7,445	-	45,635
	$280,458	$125,019	$65,921	$190,940	$-	$471,398

Gross Margin	$156,071	$112,719	$15,072	$127,791	$7	$283,869

Other operating expense	70,193			44,015	469	114,677
Maintenance	27,534			6,866		34,400
Depreciation and amortization	52,363			25,685		78,048
Taxes other than income	9,063			5,524	60	14,647

Operating Income (Loss)	$(3,082)			$45,701	$(522)	$42,097

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of March 31, 2010 (dollars in thousands):

	March 31, 2010
Description	NPC Electric	SPPC Electric	SPPC Gas	NVE Total

Nevada Deferred Energy
Cumulative Balance requested in 2010 DEAA	$(98,726)	$(100,485)	$(16,996)	$(216,207)
2010 Amortization	-	5,235	3,491	8,726
2010 Deferred Energy Over Collections (1)	(16,721)	(7,069)	(3,371)	(27,161)
Nevada Deferred Energy Balance at March 31, 2010 - Subtotal	$(115,447)	$(102,319)	$(16,876)	$(234,642)
Cumulative CPUC balance	-	632	-	632
Western Energy Crisis Rate Case (effective 6/07, 3 years)	11,204	-	-	11,204
Reinstatement of deferred energy (effective 6/07, 10 years)	144,383	-	-	144,383

Total	$40,140	$(101,687)	$(16,876)	$(78,423)

Current Assets
Other deferred charges (2)	-	632	-	632
Deferred Assets
Deferred energy	129,323	-	-	129,323
Current Liabilities
Deferred energy	(89,183)	(102,319)	(16,876)	(208,378)
Total	$40,140	$(101,687)	$(16,876)	$(78,423)

(1)	These deferred energy over collections are to be requested in March 2011 DEAA filings, and include PUCN ordered adjustments.
(2)	Refer to Note 10, Assets Held For Sale.

Pending Regulatory Actions

Nevada Power Company

NPC DEAA

In March 2010, NPC filed an application to create a new DEAA rate.  In its application, NPC requests to decrease rates by $96.4 million, a decrease of 4.18%, while refunding $98.7 million of deferred fuel and purchased power costs.  The new DEAA rate will be effective October 1, 2010.  Hearings are scheduled for August 2010.

Separately, NPC filed a petition to offset the NPC DEAA over collection (credit balance) of $98.7 million against the deferred BTGR debit balance of $95.8 million.  Reference NPC’s 2008 GRC in Note 3, Regulatory Actions, of the Notes to Financial Statements of the 2009 Form 10-K for additional information.  This proposal would eliminate the deferred BTGR balance for non-residential customers while decreasing the residential customer deferred BTGR balance to $36.6 million.  If accepted, the petition would result in a decrease of $37.3 million or 1.6% in total revenues for NPC. This docket has been combined with the DEAA docket and hearings are scheduled for August 2010.

   Sierra Pacific Power Company

       SPPC California Divestiture Filing

In October 2009, SPPC and CalPeco filed an application with the CPUC requesting approval of the transaction in which SPPC has agreed to sell its California electric distribution and generation assets to CalPeco.  Upon closing of the transaction, SPPC will transfer to CalPeco all of its California electric distribution and generation assets and approximately 46,000 retail electric customers.  Separately in December 2009, SPPC filed an application with the PUCN requesting PUCN approval of the transaction.   On or before July 1, 2010, SPPC will file certain components of the transaction under its IRP process and request consolidation with the previously filed application.  See Note 10, Assets Held for Sale.

SPPC Nevada Gas DEAA

In March 2010, SPPC filed an application to create a new DEAA rate.  In its application, SPPC requests to decrease rates by $8.3 million, a decrease of 4.66%, while refunding approximately $17 million of deferred gas costs.  The new DEAA rate will be effective October 1, 2010.  Hearings are scheduled for August 2010.

SPPC Nevada Electric DEAA

In March 2010, SPPC filed an application to create a new DEAA rate.  In its application, SPPC requests to decrease rates by $75.9 million, a decrease of 9.73%, while refunding $100.5 million of deferred fuel and purchased power costs. The new DEAA rate will be effective October 1, 2010.  Hearings are scheduled for August 2010.

NOTE 4.                      LONG-TERM DEBT

As of March 31, 2010, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	NVE Holding Co. and Other Subs.	NVE Consolidated
2010	$3,069	$-	$-	$3,069
2011	368,454	-	-	368,454
2012	134,822	100,000	63,670	298,492
2013	235,405	250,000	-	485,405
2014	128,513	-	230,039	358,552
	870,263	350,000	293,709	1,513,972
Thereafter	2,928,355	916,417	191,500	4,036,272
	3,798,618	1,266,417	485,209	5,550,244
Unamortized Premium (Discount) Amount	(11,713)	15,446	434	4,167
Total	$3,786,905	$1,281,863	$485,643	$5,554,411

    Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their respective General and Refunding Mortgage bonds are issued.

      NPC

         $600 Million Revolving Credit Facility

In April 2010, NPC terminated its $589 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $600 million secured revolving credit facility, maturing in April 2013.  Accordingly, the $230 million balance outstanding on the $589 million revolving credit facility as of March 31, 2010, has been classified as long-term debt.   The fees on the $600 million revolving credit facility for the unused portion and on the amounts borrowed have increased reflecting current market conditions.  The Administrative Agent for the facility remains Wells Fargo Bank, N.A.  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, NPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the availability under the revolving credit facility to NPC shall not be less than 50% of the total commitments thereunder.

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that NPC did not meet the financial maintenance covenant or there is an event of default, the NPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as NPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that NPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P or Moody’s but with a negative outlook, a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.  The calculation of NPC’s negative mark-to-market exposure as of April 30, 2010 was approximately $79.3 million.

      SPPC

         $250 Million Revolving Credit Facility

In April 2010, SPPC terminated its $332 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $250 million secured revolving credit facility, maturing in April 2013.  The fees on the $250 million revolving credit facility for the unused portion and on the amounts borrowed have increased reflecting current market conditions.  The Administrative Agent for the facility is Bank of America, N.A.  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, SPPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the availability under the revolving credit facility to SPPC shall not be less than 50% of the total commitments thereunder.

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that SPPC did not meet the financial maintenance covenant or there is an event of default, the SPPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as SPPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that SPPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P but with a negative outlook,  a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.  The calculation of SPPC’s negative mark-to-market exposure as of April 30, 2010 was approximately $25.2 million.

NOTE 5.                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The March 31, 2010 carrying amount of cash and cash equivalents, current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

The total fair value of NVE’s consolidated long-term debt at March 31, 2010, is estimated to be $5.8 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $5.6 billion as of December 31, 2009.

The total fair value of NPC’s consolidated long-term debt at March 31, 2010, is estimated to be $4.0 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $3.7 billion at December 31, 2009.

The total fair value of SPPC’s consolidated long-term debt at March 31, 2010, is estimated to be $1.4 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $1.3 billion as of December 31, 2009.

NOTE 6.                       DERIVATIVES AND HEDGING ACTIVITIES

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

Interest Rate Risk

In August 2009, NPC entered into two interest rate swap agreements which terminate in 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding  Mortgage Notes, Series A, due 2011.  The interest rate swaps manage the existing fixed rate interest rate exposure with a variable interest rate in order to lower overall borrowing costs.  As allowed by the Regulated Operations Topic of the FASC, as of March 31, 2010, the fair value of the interest rate swaps were recorded as a Risk Management Asset with the corresponding offset recorded as a Risk Management Regulatory Liability and are included in the fair value table below.

Credit Risk Contingent Features

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  The contracts require that the Utilities maintain their Moody’s, S&P and Fitch Senior Unsecured or equivalent ratings in place at the time the contracts were entered into.  In the event that the Utilities’ Senior Unsecured or equivalent rating is downgraded by two out of the three rating agencies, the counterparties have the right to require the Utilities to post cash or a letter of credit to the extent the counterparties have mark-to-market exposure to the Utilities, subject to certain caps.  As of March 31, 2010, the maximum amount of collateral NPC and SPPC would have been required to post under these agreements is approximately $76.8 million and $27.8 million, respectively, based on mark-to-market liability values, which are substantially based on quoted market prices.  Of this amount, approximately $54.7 million and $22.7 million, respectively, would have been required if NPC and SPPC are downgraded one level and additional amounts of approximately $22.1 million and $5.1 million would be required, respectively, if NPC and SPPC are downgraded two levels.  However, as discussed in Note 4, Long-Term Debt, as a result of the Utilities’ entering into new revolving credit facilities, the Utilities are no longer required to post collateral for these counterparties, but their availability on their revolving credit facilities will be reduced by any negative mark-to-market positions with these counterparties, provided that any such reduction will not exceed 50% of the total commitments thereunder.

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

	March 31, 2010			December 31, 2009
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current	$10.6	$8.5	$2.1	$11.9	$9.2	$2.7
Non-Current	0.5	0.5	0.0	1.9	1.4	0.5
Total	$11.1	$9.0	$2.1	$13.8	$10.6	$3.2

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities nonperformance risk on their liabilities, which as of March 31, 2010, had an immaterial impact to the fair value of their derivative instruments.

    The following table shows the fair value of the open derivative positions recorded on the consolidated balance sheets of NVE, NPC and SPPC and the related regulatory assets and/or liabilities that did not meet the normal purchase and normal sales exception criteria as required by the Derivatives and Hedging Topic of the FASC.  Due to regulatory accounting treatment under which the utilities operate, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates, once realized.  This accounting treatment is intended to defer the recognition of mark-to-market gains and losses on derivative transactions until the period of settlement (dollars in millions):

	March 31, 2010			December 31, 2009
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC

Risk management assets- current	$0.1	$0.1	$0.0	$15.7	$12.7	$3.0
Risk management assets- noncurrent(1)	3.8	3.8	0.0	4.8	4.2	0.6
Total risk management assets	3.9	3.9	0.0	20.5	16.9	3.6

Risk management liabilities- current	106.1	79.2	26.9	66.9	39.1	27.8
Risk management liabilities- noncurrent	4.0	3.2	0.8	2.2	1.1	1.1
Total risk management liabilities	110.1	82.4	27.7	69.1	40.2	28.9

Risk management regulatory assets/liabilities – net (2)	$(106.2)	$(78.5)	$(27.7)	$(48.6)	$(23.3)	$(25.3)

(1)
Included in Risk management assets – noncurrent at March 31, 2010, is a $3.8 million cumulative gain for interest rate swaps with the offset recorded in the risk management regulatory assets/liabilities amounts above.

(2)
When amount is negative it represents a risk management regulatory asset, when positive it represents a risk management regulatory liability.  For the three months ended March 31, 2010, NVE, NPC and SPPC would have recorded a loss of $57.6 million, $55.2 million, and $2.4 million, respectively; however, as permitted by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the risk management regulatory assets/liabilities amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities’ cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  The increase in risk management liabilities as of March 31, 2010, as compared to December 31, 2009, is primarily due to a decrease in natural gas prices relative to contract prices compared to natural gas prices at December 31, 2009.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	March 31, 2010			December 31, 2009
	Commodity Volume (MMBTU)			Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume assets- current	0.4	0.3	0.1	47.1	40.7	6.4
Commodity volume assets- noncurrent	0.0	0.0	0.0	10.3	7.6	2.7
Total commodity volume of assets	0.4	0.3	0.1	57.4	48.3	9.1

Commodity volume liabilities- current	84.4	64.6	19.8	51.7	32.7	19.0
Commodity volume liabilities- noncurrent	5.6	4.7	0.9	7.8	5.3	2.5
Total commodity volume of liabilities	90.0	69.3	20.7	59.5	38.0	21.5

NOTE 7.                      RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

A summary of the components of net periodic pension and other post-retirement costs for the three months ended March 31 follows.  This summary is based on a December 31, measurement date (dollars in thousands):

NVE, Consolidated	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009

Service cost	$4,727	$4,709	$617	$577
Interest cost	10,718	11,036	2,184	2,637
Expected return on plan assets	(11,069)	(9,290)	(1,556)	(1,508)
Amortization of prior service cost	(448)	(448)	(972)	(171)
Amortization of net loss	3,777	6,894	1,085	1,273
Settlement loss	-	-	-	84

Net periodic benefit cost	$7,705	$12,901	$1,358	$2,892

The average percentage of NVE net periodic costs capitalized during 2010 and 2009 were 33.20% and 36.24% respectively.

NPC	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009

Service cost	$2,392	$2,393	$353	$310
Interest cost	5,023	5,270	619	607
Expected return on plan assets	(5,362)	(4,462)	(567)	(509)
Amortization of prior service cost	(433)	(433)	236	289
Amortization of net loss	1,764	3,298	300	287
Settlement loss	-	-	-	19

Net periodic benefit cost	$3,384	$6,066	$941	$1,003

The average percentage of NPC net periodic costs capitalized during 2010 and 2009 were 35.93% and 40.23% respectively.

SPPC	Pension Benefits		Other Post-Retirement Benefits
	2010	2009	2010	2009

Service cost	$2,004	$2,061	$245	$251
Interest cost	5,389	5,471	1,547	2,014
Expected return on plan assets	(5,431)	(4,580)	(961)	(977)
Amortization of prior service cost	(26)	(26)	(1,213)	(465)
Amortization of net loss	1,969	3,425	777	978
Settlement loss	-	-	-	65

Net periodic benefit cost	$3,905	$6,351	$395	$1,866

The average percentage of SPPC net periodic costs capitalized during 2010 and 2009 were 33.70% and 35.03% respectively.

In the quarter ended March 31, 2010, the company made a contribution to the pension plan in the amount of $10 million, allocated to the 2010 plan year.  Additional funding may be required for both the pension and other post-retirement benefits plans in 2010 in order to meet the minimum funding requirements under the Pension Protection Act of 2006; however, the amounts will not be known until asset values and market conditions can be evaluated at the time of the contribution.  Currently, NVE expects to fund approximately $40 million to the pension plan in 2010.

NOTE 8.                       COMMITMENTS AND CONTINGENCIES

Environmental

   NPC

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

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  As disclosed in Note 13, Commitments and Contingencies of the Notes to Financial Statements, Environmental, in the 2009 Form 10-K, NPC was subject to various environmental proceedings which were settled as of December 31, 2009.  NPC continues to comply with these environmental commitments.  As of March 31, 2010, environmental expenditures did not change materially from those disclosed in the 2009 Form 10-K.

Litigation Contingencies

   NPC and SPPC

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

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo Generating Station and the Mohave Generating Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  Initially, the DC Lawsuit sought $600 million in damages, treble damages, and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease In July 2001, the U.S. District Court dismissed all claims against Salt River.   The action had been stayed since October, 2004 until March, 2008, when the U.S. District Court lifted the stay.  On April 12, 2010, the Navajo Nation amended their complaint; it no longer seeks treble damages. The Court ordered substantial completion of factual discovery (except for certain depositions) by July 15, 2010. Management cannot predict the timing or outcome of a decision on this matter.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC has requested the court to reconsider the cash value to reflect rebuild costs. On July 10, 2009, the District Court declined SPPC’s request to reconsider the cash value and further ordered that the three year period to replace the dam commences as of July 10, 2009 (Order). In early August 2009, SPPC appealed the District Court’s $1.3 million cash value determination with the U.S. Court of Appeals for the Ninth Circuit. Subsequently, in August 2009, the Insurers appealed the District Court’s insurance coverage decision with the Ninth Circuit.  All briefings have been completed.  It is expected that the Ninth Circuit will order arguments on the appeal either late in 2010 or early to mid 2011.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

NOTE 9.                      EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.  Due to the net loss for the three months ended March 31, 2010 and 2009, these items are anti-dilutive and diluted EPS for the period is computed using the weighted average number of shares outstanding before dilution.

The following table outlines the calculation for earnings per share (EPS):

	Three Months Ended March 31,
	2010	2009
Basic and Diluted EPS
Numerator ($000)

Net loss	$(1,721)	$(22,244)

Denominator (1)
Weighted average number of common shares outstanding	234,858,642	234,331,044

Per Share Amounts

Net loss per share - basic and diluted	$(0.01)	$(0.09)

(1)
The denominator does not include stock equivalents for stock options, restricted and performance shares issued under the executive long-term incentive plan, shares issuable under the non-employee director stock plan and the employee stock purchase plan shares for the periods ending March 31, 2010 and 2009, due to their anti-dilutive effect in the calculation of diluted EPS.  The amounts that would otherwise be included in the calculation for the periods ending March 31, 2010 and 2009 are 585,241 and 284,221 shares, respectively.  The denominator also does not include stock equivalents for all the options issued under the non-qualified stock option plan for the years ended March 31, 2010 and 2009, due to conversion prices being higher than market prices for all periods.  Under this plan, an additional 714,628 and 1,072,678 shares, respectively, would be included in each of these periods if the conditions for conversion were met.

NOTE 10.                      ASSETS HELD FOR SALE

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

Below are the major classes of assets and liabilities held for sale and presented in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 (dollars in millions):

Assets	March 31, 2010	December 31, 2009
Utility Plant in Service	$190.1	$188.6
Less: Accumulated depreciation	54.2	55.4
Utility Plant in Service, net	135.9	133.2
CWIP	3.9	4.6
Other current assets	8.7	8.6
Deferred Charges	0.6	0.8

Assets Held for Sale	$149.1	$147.2

Liabilities
Deferred Credits and Other Liabilities	$26.6	$25.7
Liabilities Held for Sale	$26.6	$25.7

NOTE 11.                      SUBSEQUENT EVENTS

On May 4, 2010, NVE’s BOD declared a quarterly cash dividend of $0.11 cents per share payable on June 16, 2010 to common shareholders of record on June 1, 2010.

On May 4, 2010, NPC and SPPC declared a dividend to NVE of $26 million and $12 million, respectively.

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

(5)
employee workforce factors, including changes in and renewals of collective bargaining unit agreements, strikes or work stoppages, the ability to adjust the labor cost structure to changes in growth within our service territories, and potential difficulty in recruiting new talent to mitigate losses in critical knowledge and skill areas due to an aging workforce;

(6)
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

(7)	whether the Utilities can procure and/or obtain sufficient renewable energy sources in each compliance year to satisfy the Portfolio Standard in the State of Nevada;

(8)
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

(9)
whether the Utilities will be able to continue to obtain fuel and power from their suppliers on favorable payment terms and favorable prices, particularly in the event of unanticipated power demands (for example, due to unseasonably hot weather), suspension of a hedging program, physical availability, sharp increases in the prices for fuel (including increases in long-term transportation costs)  and/or power, or a ratings downgrade;

(10)
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

(12)	whether the Utilities will be able to continue to pay NVE dividends under the terms of their respective financing and credit agreements and limitations imposed by the Federal Power Act;

(13)
whether the Utilities will be able to integrate the new advanced metering system with their billing and other computer information systems and whether the technologies and equipment will perform as expected, and in all other respects, meet operational, commercial and regulatory requirements;

(14)
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

(15)
the discretion of NVE's BOD regarding NVE's future common stock dividends based on the BOD periodic consideration of factors ordinarily affecting dividend policy, such as current and prospective financial condition, earnings and liquidity, prospective business conditions, regulatory factors, and restrictions in NVE's and the Utilities' agreements;

(16)
further increases in the unfunded liability or changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension plan, which can affect future funding obligations, costs and pension plan liabilities;

(17)
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

NVE’s Utilities operate three regulated business segments which are NPC electric, SPPC electric and SPPC natural gas.  The Utilities are public utilities engaged in the generation, transmission, distribution and sale of electricity and, in the case of SPPC, sale and distribution of natural gas.  Other operations consist mainly of unregulated operations and the holding company operations.  The Utilities are the principal operating subsidiaries of NVE and account for substantially all of NVE’s assets and revenues.  NVE, NPC and SPPC are separate filers for SEC reporting purposes and as such this discussion has been divided to reflect the individual filers (NVE, NPC and SPPC), except for discussions that relate to all three entities or the Utilities.

NVE incurred a net loss of $1.7 million for the three months ended March 31, 2010 compared to a net loss of $22.2 million for the same period in 2009.  The increase in consolidated gross margin and the reduction in net loss of approximately $21 million is primarily due to increased rates as a result of NPC’s GRC, which was effective beginning July 1, 2009.

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

2010 and Beyond Objectives and Challenges

In 2010, management’s key objectives will remain focused on implementing our three part strategy of energy efficiency and conservation programs for our customers, purchase and development of renewable energy projects and construction of generating facilities and expansion of transmission capability.  Another key objective will be to obtain PUCN approval of NPC’s IRP and to file SPPC’s IRP.  The approval of NPC’s IRP will enable us to fulfill our three part strategy by increasing the dollars spent on DSM projects, implementing our ASD initiative, approval of the ON Line transmission line, which will connect the northern and southern service area and also provide greater access to renewable energy resources.  However, due to the economic uncertainty in Nevada, NVE’s execution of the three part strategy will be a significant challenge.  Another challenge will be to further broaden our access to capital to fund the three-part strategy and maintain sufficient liquidity.

   Economic Conditions

Although the economy in the U.S. is starting to show signs of recovery from the recession, Nevada continues to struggle.  As of March 2010, the unemployment rate in Nevada was 13.4%, up 2.8% from a year ago.  As of January 2010, taxable sales have declined 8.1% and gaming revenues decreased 3.2%, while visitor volume increased slightly by 1.6% compared to a year ago January 2009.

Tourism and gaming remain southern Nevada’s leading industries, driving construction activity, the housing market and employment in the region, and together comprising one of NPC’s largest classes of customers. As of March 2010, unemployment in the Las Vegas area was 13.8%, up 3.2% from a year ago.  In addition to employment, management continues to monitor hotel room additions and the hotel/motel occupancy rate in Las Vegas as signs of future growth in customers and customer usage.  As of February 2010, the hotel/motel occupancy rate in Las Vegas has decreased approximately 5.0% from a year ago.  In 2010, room growth is expected to increase by 2.7% and then slow to 0.1% in 2011.  The increase in room growth for 2010 is primarily due to The Cosmopolitan Resort & Casino, which is expected to add approximately 3,000 rooms to Las Vegas.  Gaming properties in southern Nevada are experiencing financial problems, including difficulties meeting debt payments, bankruptcies and delays or termination of construction projects which may further decrease the projected growth in rooms or offset any increases.  In southern Nevada, construction activity, another leading indicator, has seen a decrease in the number of commercial permits while residential permits have remained relatively flat.

SPPC’s service territory, which consists primarily of Washoe County, has also been affected by the recessionary environment.  Unemployment in Washoe County was at 13.2% as of March 2010, up 2.0% from a year ago.  Taxable sales decreased 4.8%, and gaming revenues decreased 8.7% as of January 2010 compared to the same period in 2009.  Other economic conditions affecting Nevada include the national decrease in real estate market activity which makes it more difficult for individuals and businesses to sell their properties in order to relocate to Nevada.

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

Management cannot predict when economic recovery may occur in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, a significant challenge for us will be to manage costs, while remaining steadfast in carrying out our three part strategy of the energy supply plan which includes energy efficiency and conservation programs; purchase and development of renewable energy projects and expansion of traditional generating capacity and transmission capability to move energy throughout the state.  In response to this challenge, the three part strategy will become more focused on projects that will allow us to leverage existing assets, improve transmission capabilities which is necessary for the Utilities to meet their Portfolio Standard, discussed below, further develop the ASD initiative, which will allow us to reduce our cost structure and future capital expenditures and effectively contain capital and operating costs.  Effective capital and operating cost containment began during 2009 by the reduction and delay of capital expenditures and implementation of severance programs as discussed further in Note 17, Severance Programs, of the Notes to Financial Statements in the 2009 Form 10-K.

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

      Energy Efficiency and Conservation Programs

Over the past two years, the Utilities invested approximately $120 million in energy efficiency and conservation.  The Utilities expect to invest approximately $63 million during 2010, of which $35.6 million is pending approval before the PUCN in NPC’s IRP.  Hearings are scheduled to begin in May 2010.  The final amount may be adjusted by numerous factors, such as the economy, the impact of federal government stimulus legislation, and the performance of existing and new programs.

In addition, NVE has been awarded a $138 million grant in stimulus funding from the DOE specifically for NVE’s $301 million ASD initiative.  The ASD initiative will provide NVE with the Smart Grid infrastructure necessary to enable widespread use of smart meters, enabling customers to more directly manage their energy usage.  The ASD initiative entails the deployment of a delivery mechanism that sets a new, more advanced foundation for NVE’s demand response and energy efficiency and conservation programs.

The agreement between NVE and the DOE was signed in March 2010.  As a result of executing the contract, the Utilities have begun a pilot program with the ultimate goal of completing the installation of approximately 1.5 million smart meters throughout the entire state of Nevada by 2012, making Nevada one of the first states to implement a statewide Smart Grid Plan.

NVE has submitted a plan in NPC’s 2009 IRP filed in February 2010 with a proposed company investment of $95 million and a demand response program budget of $16 million.  SPPC’s investment of $50 million is expected to be submitted in its next IRP amendment filing.  An additional $2 million within NVE’s capital budget covers energy management system upgrades in 2010.

Additional key objectives include management of energy risk, environmental matters, and regulatory filings, and to further broaden access to capital.

       Purchase and Development of Renewable Energy Projects

NPC’s current capital budget includes investing approximately $112.3 million for renewable energy projects through 2012. In 2008, NPC entered into contracts to either jointly construct or pursue the development of projects using wind, geothermal and recovered energy generation technologies, and in 2009 received PUCN approval to purchase the output from three geothermal plants expanded by 32 MW, an additional 49 MW of output from two new solar projects, and a landfill gas project to be completed in 2010/2011. In 2010, the Utilities will continue development of these renewable energy projects, conduct additional requests for proposals for renewable energy, and explore other opportunities to add to their supplies of renewable energy and associated PECs.

During the first quarter of 2010, NPC submitted seven long-term renewable energy PPAs to the PUCN for approval.  The seven contracts include two solar projects totaling 160 MW, three geothermal projects totaling 130 MW, one wind project totaling 150 MW and one landfill gas project with a capacity of 3 MW.  Together the projects total 443 MW.

In addition, two short-term renewable energy PPAs were entered into.  One was signed in December 2009 with renewable energy deliveries commencing at that time and the other agreement was signed in February 2010 with deliveries commencing in April 2010.

In April 2010, NPC and SPPC filed their joint Annual Compliance Report with the PUCN.  SPPC reported that it met the Portfolio Standard for total PECs and the solar requirements of the Portfolio Standard.  NPC reported that it met the solar requirement of the Portfolio Standard, but did not meet the Portfolio Standard requirement for total PECs. However, NPC expects that the shortfall in 2009 will be offset with credits earned in 2010.

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

In NPC’s IRP filed in February 2010 and SPPC’s 8th Amendment to its 2007 IRP filed in March 2010, the Utilities are requesting approval of ON Line, a 500 kV transmission line from the proposed Robinson Summit Substation near Ely, Nevada to the existing Harry Allen Substation located northeast of Las Vegas, Nevada at an aggregate cost of approximately $509 million.  The preferred plan is a joint ownership proposal (“Joint Project”) of the line among NPC, SPPC and Great Basin Transmission, LLC (“GBT”), an affiliate of LS Power.  The Utilities have entered into a Memorandum of Understanding and Term Sheet (“MOU”) for the Joint Project that contemplates two phases of development.  The Joint Project is subject to negotiation of definitive agreements and other conditions, such as PUCN and FERC approvals.  The alternative to the Joint Project, also filed in NPC’s IRP and SPPC’s 8th Amendment to its 2007 IRP, is for the Utilities’ to self build the ON Line.  In addition to connecting NVE’s northern service territory with its service territory in southern Nevada, the ON Line would also provide access to isolated renewable energy resources in parts of northern and eastern Nevada, which would further advance the Utilities’ ability in meeting its Portfolio Standard, discussed above.

Further Broaden Access to Capital

A significant focus in 2010 will again be to generate sufficient cash from operations to meet operating needs and contribute to capital projects by managing recovery of deferred fuel and purchased power costs, reducing regulatory lag in recovery of costs and controlling costs.  Maintaining or improving the Utilities credit ratings will be essential to negotiating favorable financing terms, and will continue to be a significant focus in 2010.  Depending on the approval of NPC’s IRP, significant amounts of capital may be necessary to fund prospective construction projects, as discussed further under NVE’s Liquidity and Capital Resources in the 2009 Form 10-K.  Additionally, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, the Utilities may need to issue additional debt to support their operating costs or delay capital expenditures.  Management may be required to meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt, and/or the issuance of equity by NVE.  As such, the ability to issue new debt or equity securities on favorable terms will be a significant focus in 2010.   In April 2010, NPC and SPPC entered into new revolving credit facilities for $600 million and $250 million, respectively, which expire in April 2013 to replace their credit facilities expiring in November 2010.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $9.4 million of long term debt interest costs for each of the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, NPC had paid $27 million in dividends to NVE and SPPC had paid $13 million in dividends to NVE.  On May 4, 2010, NPC and SPPC declared a dividend to NVE of $26 million and $12 million, respectively.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

Cash flows decreased during the three months ended March 31, 2010 compared to the same period in 2009 due to a decrease in cash from financing activities and an increase in cash used by investing activities, partially offset by an increase in cash from operating activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s GRC.  Also contributing to the increase were higher payments to vendors and pension plan funding in the first quarter of 2009, a reduction in spending for conservation programs and other regulated activities and the timing of interest payments.  These increases were partially offset by a reduction in BTER rates charged to customers and the timing of property tax payments.

Cash Used By Investing Activities.  Cash used by investing activities increased mainly due to continuing construction at the Harry Allen Generating Station.  This increase was partially offset by the slowdown in construction for infrastructure.

Cash From Financing Activities.  Cash from financing activities decreased due to a reduction in draws on the Utilities revolving credit facilities.

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

Available Liquidity as of March 31, 2010 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$10.6	$34.8	$28.5
Balance available on Revolving Credit Facilities (1)(2)	N/A	344.3	316.2

	$10.6	$379.1	$344.7

(1)
NPC’s and SPPC’s balances as of March 31, 2010 reflect amounts available under their $589 million and $332 million revolving credit facilities, respectively.  In April 2010, NPC and SPPC entered into new revolving credit facilities with a capacity of $600 million and $250 million, respectively.   See NPC and SPPC Financing Transactions.

(2)
As of May 4, 2010, NPC and SPPC had approximately $285.0 million and $208.5 million available under their revolving credit facilities which includes reductions for hedging transactions and letters of credits,  as discussed under NPC’s and SPPC’s Financing Transactions.

NVE and the Utilities attempt to maintain their cash and cash equivalents in highly liquid investments, such as U.S. treasury bills.  In addition to cash on hand, the Utilities may use their revolving credit facilities, in order to meet their liquidity needs.  Alternatively, depending on the usage of their revolving credit facilities, the Utilities may issue debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.

NVE and the Utilities have no significant debt maturities in 2010.  Significant debt maturities in 2011 are limited to NPC’s $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.  As of May 4, 2010, NPC has borrowed approximately $221 million on its $600 million revolving credit facility, and SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

NVE and the Utilities anticipate that they will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy, and the use of their revolving credit facilities.  Furthermore, in order to fund long-term capital requirements, NVE and the Utilities will likely use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and in the case of the Utilities capital contributions from NVE.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel, purchased power and operating costs in a timely manner or the Utilities were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters, the amount of liquidity available to the Utilities could be significantly less.  In order to maintain sufficient liquidity, NVE and the Utilities may be required to delay capital expenditures, re-finance debt or issue equity at NVE.

The ability to issue debt, as discussed later, is subject to certain covenant calculations which include net income of NVE and the Utilities.  As a result of these covenant calculations and the seasonality of the Utilities’ business, the ability to issue debt can vary from quarter to quarter and the Utilities utilization of their revolving credit facilities may be limited.

The Utilities credit ratings on their senior secured debt remain at investment grade (see Credit Ratings below).   However, disruptions in the banking and capital markets not specifically related to NVE or the Utilities may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

As of May 4, 2010, NVE has approximately $21.4 million payable of debt service obligations remaining for 2010, which it intends to pay through dividends from subsidiaries.  (See “Factors Affecting Liquidity-Dividends from Subsidiaries” below).

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2010 there were no material changes to contractual obligations as set forth in NVE’s 2009 Form 10-K.  However, in April 2010, the Utilities entered into new revolving credit facilities, as discussed under their respective sections, Financing Transactions.

Factors Affecting Liquidity

   Effect of Holding Company Structure

As of March 31, 2010, NVE (on a stand-alone basis) has outstanding debt and other obligations including, but not limited to: $63.7 million of its unsecured 7.803% Senior Notes due 2012; $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $230 million of its unsecured 8.625% Senior Notes due 2014.

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

As of March 31, 2010, NVE, NPC, SPPC and their subsidiaries had approximately $5.6 billion of debt and other obligations outstanding, consisting of approximately $3.8 billion of debt at NPC, approximately $1.3 billion of debt at SPPC and approximately $485 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

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

 In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid.  As a result of the Utilities’ credit rating on their senior secured debt at investment grade by S&P and Moody’s, these restrictions are suspended for as long as the debt remains investment grade by both rating agencies.  In addition to the restrictions imposed by specific agreements, the Federal Power Act prohibits the payment of dividends from “capital accounts.”  Although the meaning of this provision is unclear, the Utilities believe that the Federal Power Act restriction, as applied to their particular circumstances, would not be construed or applied by the FERC to prohibit the payment of dividends for lawful and legitimate business purposes from current year earnings, or in the absence of current year earnings, from other/additional paid-in capital accounts.  If, however, the FERC were to interpret this provision differently, the ability of the Utilities to pay dividends to NVE could be jeopardized.

   Credit Ratings

NVE, NPC and SPPC are currently rated by three Nationally Recognized Statistical Rating Organizations (NRSRO’s):  Fitch, Moody’s and S&P.  The senior secured debt of NPC and SPPC is rated investment grade by these three rating organizations.  As of March 31, 2010, the ratings are as follows:

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

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC and SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of March 31, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $57.5 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as required by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of March 31, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s and SPPC’s Financing Transactions, the Utilities shall reduce their availability under the Utilities’ revolving credit facilities is reduced for negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities provided that the reduction of availability under the revolving credit facilities shall at no time be less than 50% of the total commitments then in effect under the credit facilities.  As of May 4, 2010, the reduction to NPC’s and SPPC’s revolving credit facilities were $79.3 million and $25.2 million, based on mark-to-market values as of April 30, 2010. Currently, the Utilities only have hedging contracts with counterparties who are also lenders on the revolving credit facilities; however, future contracts entered into with non-lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, the Utilities have suspended their hedging program, and as such, expect their exposure to negative mark-to-market hedging transactions to decline.

Ability to Issue Debt

   NV Energy, Inc.

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of March 31, 2010, NVE (consolidated) would be allowed to incur up to $1.6 billion of additional indebtedness, assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding this restriction, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of March 31, 2010, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $261 million not including any reductions for negative mark-to-market transactions.  See NPC’s and SPPC’s Ability to Issue Debt sections for further discussion of the Utilities’ limitations on ability to issue debt.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC incurred a net loss of $12.3 million for the three months ended March 31, 2010 compared to a net loss of $35.2 million for the same period in 2009.

As of March 31, 2010, NPC had paid $27 million in dividends to NVE.  On May 4, 2010, NPC declared an additional dividend of $26 million.

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

NPC believes presenting gross margin allows the reader to assess the impact of NPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which NPC calculates as operating revenues less energy costs, provides a measure of income available to support the other operating expenses of NPC.  For reconciliation to operating income, see Note 2, Segment Information, of the Condensed Notes to Financial Statements.  Gross margin changes based on such factors as general base rate adjustments (which are required to be filed by statute every three years) and reflect NPC’s strategy to increase internal power generation versus purchased power, which generates no gross margin.

The components of gross margin were (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Operating Revenues	$426,960	$436,529	-2.2%

Energy Costs:
Fuel for power generation	156,115	154,062	1.3%
Purchased power	71,227	88,206	-19.2%
Deferred energy - net	19,463	38,190	-49.0%
	$246,805	$280,458	-12.0%

Gross Margin	$180,155	$156,071	15.4%

Gross margin increased in the first quarter of 2010, compared to the same period in 2009, primarily due to an increase in BTGR revenue as a result of NPC’s 2008 GRC, effective July 1, 2009.  Partially offsetting the increase was a change in customer usage patterns which may be attributable to economic conditions and conservation programs and decreased transmission revenue as well as revenue associated with renewable energy programs.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective years ended are provided below (dollars in thousands except for amounts per unit).

Operating Revenue

	Three Months Ended March 31,
			Change from
	2010	2009	Prior Year
Operating Revenues:
Residential	$196,593	$191,370	2.7%
Commercial	94,269	96,794	-2.6%
Industrial	119,648	128,039	-6.6%
Retail revenues	410,510	416,203	-1.4%
Other	16,450	20,326	-19.1%
Total Operating Revenues	$426,960	$436,529	-2.2%

Retail sales in thousands of MWhs	4,086	4,121	-0.8%

Average retail revenue per MWh	$100.47	$101.00	-0.5%

NPC’s retail revenues decreased for the three months ended March 31, 2010 as compared to the same period in 2009.   The decrease in retail revenues is primarily due to the decrease in commercial and industrial revenues partially offset by the increase in residential retail revenue.

•
Commercial and Industrial retail revenues decreased primarily due to decreases in rates.  Winter rates for time-of-use customers decreased as a result of NPC’s 2008 GRC, effective July 1, 2009.  Also contributing to the decrease in rates were NPC’s various BTER quarterly cases and deferred energy cases (See Note 3, Regulatory Actions of the Notes to the Financial Statements in the 2009 Form 10-K).  These decreases were offset by a slight increase in the number of customers.  The average number of commercial and industrial customers increased by 1.6% and 0.1%, respectively.

•
Residential retail revenues increased primarily due to increases in rates as a result of NPC’s 2008 GRC, with increases effective July 1, 2009, partially offset by decreased rates as a result of NPC’s various BTER quarterly cases and deferred energy cases (See Note 3, Regulatory Actions of the Notes to the Financial Statements in the 2009 Form 10-K).  The overall rate increase was offset by decreased customer usage due to changes in customer usage patterns and by a 0.4% decrease in the average number of residential customers.

Electric Operating Revenues – Other decreased compared to the same period in 2009.  The decrease is primarily due to the expiration of a significant transmission agreement with Calpine Energy Services and decreases in sales for resale.

Energy Costs

Energy Costs include Fuel for Generation and Purchased Power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	Weather
•	Generation efficiency
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Natural gas constraints
•	Long-term contracts; and
•	Mandated power purchases

	Three Months Ended March 31, 2010
			Change from
	2010	2009	Prior Year
Energy Costs
Fuel for Generation	$156,115	$154,062	1.3%
Purchased Power	$71,227	$88,206	-19.2%
Energy Costs	$227,342	$242,268	-6.2%

MWhs
Fuel for Generation (in thousands)	3,431	3,607	-4.9%
Purchased Power (in thousands)	857	735	16.6%
Total MWhs	4,288	4,342	-1.2%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$45.50	$42.71	6.5%
Average cost per MWh of Purchased Power	$83.11	$120.01	-30.7%
Average Cost per MWh	$53.02	$55.80	-5.0%

Energy Costs decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a decrease in hedging costs and a slight decrease in total system demand, partially offset by higher natural gas prices. The average cost per MWh for energy costs decreased primarily due to decreased hedging costs.

•
Fuel for generation costs increased primarily due to a change in method of allocating electric tolling option expense between fuel for generation and purchased power which had no impact on gross margin or operating income.  Also contributing to the increase was an increase in the cost of natural gas prices.  Partially offsetting these increases were decreased hedging costs and a decrease in volume due to an outage at the Higgins Generating Station.

•
Purchased power costs decreased primarily due to the change in method of allocating electric tolling option expense, as discussed above, and decreased hedging costs, slightly offset by an increase in volume.

Deferred Energy - Net

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Deferred energy - net	$19,463	$38,190	-49.0%

Deferred energy – net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates.  To the extent actual costs exceed amounts recoverable through current rates, the excess is recognized as a reduction in costs.  Conversely to the extent actual costs are less than amounts recoverable through current rates, the difference is recognized as an increase in costs.  Deferred energy – net also includes the current amortization of fuel and purchased power costs previously deferred.  Reference Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements for further detail of deferred energy balances.

Amounts for the three months ended March 31, 2010 and 2009 include amortization of deferred energy related primarily to the reinstatement of deferred energy and Western Energy Crisis rate cases of $8.2 million and $8.2 million, respectively; and an over-collection of amounts recoverable in rates of $11.3 million in 2010 and $30.0 million in 2009.

Other Operating Expenses

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Other operating expense	$67,880	$70,193	-3.3%
Maintenance expense	$17,019	$27,534	-38.2%
Depreciation and amortization	$55,101	$52,363	5.2%

Other operating expense decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower employee pension and benefit expenses and in 2009 higher legal costs; partially offset by higher outside consulting fees.

Maintenance expense decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to planned maintenance outages that occurred in 2009 at the Clark, Reid Gardner and Silverhawk Generating Stations.

Depreciation and amortization increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to environmental upgrades and the completion of various distribution and transmission projects.

Interest Expense

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Interest expense (net of AFUDC-debt)	$53,356	$55,043	-3.1%

Interest expense decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower interest on variable rate debt, credit facility balances, and the partial redemption of Series 1997A in December 2009. Also contributing to the decrease were lower interest on taxes, customer deposits, and the expiration in 2009 of amortization of costs related to debt issues and redemptions.

Partially offsetting this decrease was higher interest on long term debt related to the issuance of the following debt:

•	$125 million Series U General and Refunding Mortgage Notes in January 2009; and
•	$500 million Series V General and Refunding Mortgage Notes in March 2009.

Other Income (Expense)

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Interest income (expense) on regulatory items	$(31)	$1,853	-101.7%
AFUDC-equity	$5,362	$5,621	-4.6%
Other income	$2,583	$2,342	10.3%
Other expense	$(1,132)	$(3,207)	-64.7%

Interest income (expense) on regulatory items decreased for the three months ended March 31, 2010 compared to the same period in 2009 due to over-collected deferred energy balances.  See Note 3, Regulatory Actions, for further details of deferred energy balances.

AFUDC-equity decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to completion of various construction partially offset by construction at the Harry Allen Generating Station.

Other income increased for the three months ended March 31, 2010 compared to the same period in 2009 due to several items, none of which are individually material.

Other expense decreased for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to costs recorded in 2009 for permits.

ANALYSIS OF CASH FLOWS

Cash flows decreased during the three months ended March 31, 2010 compared to the same period in 2009 due to a decrease in cash from financing activities and an increase in cash used by investing activities, partially offset by an increase in cash from operating activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s 2008 GRC, prepayment of taxes in 2009, reduced funding for pension plans and a reduction in spending for conservation programs and other regulated activities.  These increases were partially offset by a reduction in BTER rates charged to customers, the timing of payments for property taxes and higher payments to vendors.

Cash Used By Investing Activities. Cash used by investing activities increased primarily due to ongoing construction at the Harry Allen Generating Station.

Cash From Financing Activities. Cash from financing activities decreased primarily due to a reduction in draws on the revolving credit facility.

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

Available Liquidity as of March 31, 2010 (in millions)
NPC
Cash and Cash Equivalents	$34.8
Balance available on Revolving Credit Facility (1)(2)	344.3

$379.1

(1)
NPC’s balance as of March 31, 2010 reflects amounts available under NPC’s $589 million revolving credit facility.  In April 2010 NPC entered into a new revolving credit facility with a capacity of $600 million. See Financing Transactions below.

(2)
As of May 4, 2010, NPC had approximately $285.0 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

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

NPC has no significant debt maturities in 2010.  NPC’s significant debt maturities in 2011 are limited to its $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.  As of May 4, 2010, NPC has borrowed approximately $221 million on its $600 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including recovery of deferred energy, and the use of its revolving credit facility.  Furthermore, in order to fund long term capital requirements, NPC will likely use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.    However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures, refinance debt or obtain funding through an equity issuance by NVE.

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

In the first quarter of 2010, NPC paid dividends to NVE of approximately $27 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2010 there were no material changes to contractual obligations as set forth in NPC’s 2009 Form 10-K.  However, in April 2010, NPC entered into a new revolving credit facility, as discussed under Financing Transactions.

 Financing Transactions

   $600 Million Revolving Credit Facility

In April 2010, NPC terminated its $589 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $600 million secured revolving credit facility, maturing in April 2013.  The fees on the $600 million revolving credit facility for the unused portion and on the amounts borrowed have increased reflecting current market conditions.  The Administrative Agent for the facility remains Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association).  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, NPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the availability under the revolving credit facility to NPC shall not be less than 50% of the total commitments thereunder.

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that NPC did not meet the financial maintenance covenant or there is an event of default, the NPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as NPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that NPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P or Moody’s but with a negative outlook, a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and revolving credit facility agreements, and the terms of certain NVE debt.  As of March 31, 2010, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $750 million in long term debt, in addition to the use of its existing credit facilities.  However, depending on NVE’s or SPPC’s issuance of long term debt or the use of the Utilities’ revolving credit facilities the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of March 31, 2010, NPC has financing authority from the PUCN to issue (1) additional long term debt of up to $750 million for the period ending December 31, 2010, (2) ongoing authority to maintain a revolving credit facility of up to $1.3 billion, and (3) authority to refinance up to approximately $471 million of long-term debt securities.

b.
Financial covenants within NPC’s financing agreements – As stated in Financing Transactions above, NPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $600 million revolving credit agreement.  Under the $600 million revolving credit facility, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.    Based on March 31, 2010 financial statements, NPC was in compliance with this covenant and could incur up to $1.7 billion of additional indebtedness.

All other financial covenants contained in NPC’s financing agreements are suspended, as NPC’s senior secured debt is rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.6 billion.

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

The Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of March 31, 2010, $3.9 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $867 million of General and Refunding Mortgage Securities as of March 31, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

NPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations:  Fitch, Moody’s and S&P.  As of March 31, 2010, the ratings are as follows:

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

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of March 31, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $57.5 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of March 31, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s Financing Transactions, the availability under NPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time be exceed 50% of the total commitments then in effect under the revolving credit facility.  As of May 4, 2010, the reduction to NPC’s revolving credit facility was $79.3 million based on mark-to-market values as of April 30, 2010.  Currently, NPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require  NPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, NPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.

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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $17.1 million for the three months ended March 31, 2010 compared to net income of $19.1 million for the same period in 2009.

As of March 31, 2010, SPPC had paid $13 million in dividends to NVE.  On May 4, 2010, SPPC declared an additional $12 million dividend to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Change from Prior Year
Operating Revenues:
Electric	$209,981	$237,738	-11.7%
Gas	80,020	80,993	-1.2%
	$290,001	$318,731	-9.0%

Energy Costs:
Fuel for power generation	$65,504	$76,042	-13.9%
Purchased power	36,136	37,181	-2.8%
Gas purchased for resale	65,559	70,272	-6.7%
Deferred energy – electric - net	(1,500)	11,796	-112.7%
Deferred energy – gas - net	(397)	(4,351)	-90.9%
	$165,302	$190,940	-13.4%
Energy Costs by Segment:
Electric	$100,140	$125,019	-19.9%
Gas	65,162	65,921	-1.2%
	$165,302	$190,940	-13.4%

Gross Margin by Segment:
Electric	$109,841	$112,719	-2.6%
Gas	14,858	15,072	-1.4%
	$124,699	$127,791	-2.4%

Electric gross margin decreased in the first quarter of 2010, compared to the same period in 2009, primarily due to a change in customer usage patterns which may be attributable to economic conditions and conservation programs, decreased revenues associated with renewable energy programs, and milder winter weather, partially offsetting these decreases was a slight increase in revenues from California customers.

Gas gross margin did not change materially for the first quarter of 2010, compared to the same period in 2009.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended March 31,
	2010	2009	Change from Prior year %
Electric Operating Revenues:
Residential	$83,159	$93,785	-11.3%
Commercial	76,974	90,437	-14.9%
Industrial	42,631	46,067	-7.5%
Retail revenues	202,764	230,289	-12.0%
Other	7,217	7,449	-3.1%
Total Revenues	$209,981	$237,738	-11.7%

Retail sales in thousands
MWh	1,960	1,980	-1.0%

Average retail revenues per MWh	$103.45	$116.31	-11.1%

SPPC’s retail revenues decreased for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to decreases in retail rates as a result of SPPC’s various BTER quarterly updates and the annual Deferred Energy case effective October 1, 2009.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K.  The average number of residential and industrial customers decreased 0.2% and 1.9%, respectively, and the average number of commercial customers increased 0.1%.  These decreases were offset by increased industrial usage primarily due to a gold mining customer which resumed operations in October 2009.

Electric Operating Revenues – Other decreased for the three month period ended March 31, 2010 compared to the same period in 2009 primarily due to decreased transmission revenues due to the expiration of several transmission service agreements.

Gas Operating Revenues

	Three Months Ended March 31,
	2010	2009	Change from Prior year %
Gas Operating Revenues:
Residential	$42,363	$45,881	-7.7%
Commercial	20,482	21,840	-6.2%
Industrial	5,939	5,892	0.8%
Retail revenues	68,784	73,613	-6.6%
Wholesale	10,561	6,734	56.8%
Miscellaneous	675	646	4.5%
Total Revenues	$80,020	$80,993	-1.2%

Retail sales in thousands of Dths	5,985	6,107	-2.0%

Average retail revenues per Dth	$11.49	$12.05	-4.7%

SPPC’s retail gas revenues decreased in the three months ended March 31, 2010, compared to the same period in 2009, primarily due to decreases in retail customer rates and warmer temperatures in 2010.  Retail rates decreased as a result of SPPC’s 2009 Natural Gas and Propane Deferred Rate Case and BTER quarterly updates. See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K.  The average number of retail customers increased by 0.6% for the three months ended March 31, 2010.

Wholesale revenues increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to excess supply resulting from lower customer usage.

Energy Costs

Energy Costs include Purchased Power and Fuel for Generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of Purchased Power versus Fuel for Generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	Weather
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Gas transportation constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases; and
•	Generation efficiency

	Three Months Ended March 31,
			Change from
	2010	2009	Prior Year
Energy Costs
Fuel for Generation	$65,504	$76,042	-13.9%
Purchased Power	$36,136	$37,181	-2.8%
Total Energy Costs	$101,640	$113,223	-10.2%

MWhs
Fuel for Generation (in thousands)	1,190	1,279	-7.0%
Purchased Power (in thousands)	869	870	-0.1%
Total MWhs	2,059	2,149	-4.2%

Average cost per MWh
Fuel for Generation	$55.05	$59.45	-7.4%
Purchased Power	$41.58	$42.74	-2.7%
Total average cost per MWh	$49.36	$52.69	-6.3%

Energy costs decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in hedging costs, partially offset by increased natural gas costs.

•
The average cost per MWh for fuel for generation decreased in the three months ending March 31, 2010, primarily due to lower costs from hedging instruments partially offset by an increase in natural gas costs.

•
Purchase power costs, as a component of energy costs, and the average cost per MWh of purchased power decreased primarily due to higher resale of excess power, which are netted against purchased power costs.

Gas Purchased for Resale

	Three Months Ended March 31,
			Change from
	2010	2009	Prior Year

Gas Purchased for Resale	$65,559	$70,272	-6.7%

Gas Purchased for Resale
(in thousands of Dth)	8,296	7,781	6.6%

Average cost per Dth	$7.90	$9.03	-12.5%

Gas purchased for resale decreased for the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease is primarily due to decreased costs associated with the settlement of hedging instruments partially offset by an increase in natural gas prices.  Volume increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to excess availability of gas for wholesale customers.

Deferred Energy – Net

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Deferred energy – electric – net	$(1,500)	$11,796	-112.7%
Deferred energy - gas - net	(397)	(4,351)	-90.9%
Total	$(1,897)	$7,445

Deferred energy – net represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates.  To the extent actual costs exceed amounts recoverable through current rates the excess is recognized as a reduction in costs.  Conversely to the extent actual costs are less than amounts recoverable through current rates the difference is recognized as an increase in costs.  Deferred energy – net also include the current amortization of fuel and purchased power costs previously deferred Reference Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements, for further detail of deferred energy balances.

Deferred energy - electric – net for the three months ended March 31, 2010 and 2009 reflect amortization of deferred energy of ($5.8) million and ($0.8) million, respectively; and an over-collection of amounts recoverable in rates of $4.3 million and  $12.6 million respectively.

Deferred energy - gas - net for the three months ended March 31, 2010 and 2009 reflect amortization of deferred energy of ($3.5) million, and $0 million, respectively; and an over-collection of amounts recoverable in rates in 2010 of $3.1  million and an under-collection of $4.4 million in 2009.

Other Operating Expenses

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Other operating expense	$40,672	$44,015	-7.6%
Maintenance expense	$8,710	$6,866	26.9%
Depreciation and amortization	$25,847	$25,685	0.6%

Other operating expense decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower employee pension and benefit expenses and lower costs associated with renewable energy programs; partially offset by higher outside consulting fees.

Maintenance expense increased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to scheduled combustion turbine maintenance at the Tracy Generating Station.

Depreciation and amortization increased slightly for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to regular system growth in plant-in-service.

Interest Expense

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Interest expense (net of AFUDC-debt)	$17,045	$17,927	-4.9%

Interest expense decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower interest rates on variable rate debt, interest savings related to repurchased debt, lower interest on credit facility balances, the partial redemption of $73.3 million of the $325 million Series P General and Refunding Mortgage Bonds in December 2009, and interest on taxes in 2009. These amounts were partially offset by the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009. See Note 4, Long-Term Debt, of the Notes to Financial Statements of the 2009 Form 10-K for additional information regarding long-term debt.

Other Income and (Expenses)

	Three Months Ended March 31,
	2010	2009	Change from Prior Year

Interest income (expense) on regulatory items	$(2,040)	$(673)	203.1%
AFUDC-equity	$591	$597	-1.0%
Other income	$1,755	$2,715	-35.4%
Other expense	$(1,869)	$(1,991)	-6.1%

Interest income (expense) on regulatory items increased for the three months ended March 31, 2010, compared to the same period in 2009, due to higher over-collected deferred energy balances in 2010.

AFUDC-equity slightly decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in construction.

Other income decreased for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to interest received for tax refunds in 2009, partially offset by interest income from investments in 2010.

Other expense decreased for the three months ended March 31, 2010, compared to the same period in 2009, due to several items, each of which is not materially significant.

ANALYSIS OF CASH FLOWS

Cash flows increased during the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a reduction in cash used by investing activities and an increase in cash from operating activities, partially offset by an increase in cash used by financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to higher payments to vendors in the first quarter of 2009 and the timing of interest payments.  These increases were partially offset by lower revenues as a result of BTER rate reductions, the timing of property tax payments, funding of pension plans and spending for conservation programs.

Cash Used By Investing Activities. Cash used by investing activities decreased due to the slowdown in construction for infrastructure.

Cash Used By Financing Activities. The increase in cash used by financing activities is primarily due to a reduction in draws on SPPC’s revolving credit facility.

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

Available Liquidity as of March 31, 2010 (in millions)
SPPC
Cash and Cash Equivalents	$28.5
Balance available on Revolving Credit Facility (1)(2)	316.2

$344.7

(1)
SPPC’s balance as of March 31, 2010 reflects amounts available under SPPC’s $332 million revolving credit facility.  In April 2010 SPPC entered into a new revolving credit facility with a capacity of $250 million.  See Financing Transactions below.

(2)
As of May 4, 2010, SPPC had approximately $208.5 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

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

SPPC has no significant debt maturities in 2010 or 2011.  As of May 4, 2010, SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

SPPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy and the use of its revolving credit facilities.  Furthermore, in order to fund long-term capital requirements, SPPC will likely meet such financial obligations with a combination of internally generated funds, the use of the revolving credit facilities, the issuance of long-term debt, and capital contributions from NVE. However, if energy costs rise at a rapid rate and SPPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity, SPPC may be required to further delay capital expenditures, re-finance debt or obtain funding through an equity issuance by NVE.

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

In the first quarter of 2010, SPPC paid dividends to NVE of $13 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2010 there were no material changes to contractual obligations as set forth in SPPC’s 2009 Form 10-K.  However, in April 2010, SPPC entered into a new revolving credit facility, as discussed under Financing Transactions.

Financing Transactions

$250 Million Revolving Credit Facility

In April 2010, SPPC terminated its $332 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $250 million secured revolving credit facility, maturing in April 2013.  The fees on the $250 million revolving credit facility for the unused portion and on the amounts borrowed have increased reflecting current market conditions.  The Administrative Agent for the facility is Bank of America, N.A..  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, SPPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the availability under the revolving credit facility to SPPC shall not be less than 50% of the total commitments thereunder.

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that SPPC did not meet the financial maintenance covenant or there is an event of default, the SPPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as SPPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that SPPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P or Moody’s but with a negative outlook, a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

Factors Affecting Liquidity

    Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of March 31, 2010, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below.

a.
Financing authority from the PUCN - As of March 31, 2010, SPPC has financing authority from the PUCN to issue (1) additional long term debt of up to $350 million for the three-year period ending December 31, 2012, (2) ongoing authority to maintain a revolving credit facility of up to $600 million, and (3) authority to refinance approximately $348 million of long-term debt securities.

b.
Financial covenants within SPPC’s financing agreements – As stated in Financing Transactions above, SPPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $250 million revolving credit agreement.  Under the $250 million revolving credit facility, SPPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on March 31, 2010 financial statements, SPPC was in compliance with this covenant and could incur up to $855 million of additional indebtedness.

All other financial covenants contained in SPPC’s revolving credit facility and its financing agreements are suspended, as SPPC’s senior secured debt is rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.6 billion.

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

The Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of March 31, 2010, $1.7 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $606 million of General and Refunding Mortgage Securities as of March 31, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

SPPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations: Fitch, Moody’s and S&P.  DBRS is no longer covering NVE and the Utilities.  As of March 31, 2010, the ratings are as follows:

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

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of March 31, 2010 for all suppliers continuing to provide power under a WSPP agreement no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under SPPC’s Financing Transactions, the availability under SPPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  As of May 4, 2010, the reduction to SPPC’s revolving credit facility was $25.2 million based on mark-to-market values as of April 30, 2010.  Currently, SPPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require SPPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, SPPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.

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

The Utilities are subject to the jurisdiction of the PUCN and, in the case of SPPC, the CPUC with respect to rates, standards of service, siting of and necessity for generation and certain transmission facilities, accounting, issuance of securities and other matters with respect to electric and gas distribution and transmission operations.  NPC and SPPC submit IRPs to the PUCN for approval.

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

The Utilities are required to file annual electric and gas DEAA cases on March 1 as mandated by the 2007 Nevada Legislature, quarterly BTER Updates for the Utilities’ electric and gas departments, and triennial GRCs in Nevada.  A DEAA case is filed to recover or refund any under or over collection of prior energy costs and the BTER Updates recover current energy costs.  As of March 31, 2010, NPC’s and SPPC’s balance sheets included approximately $40.1 million and credits of $118.6 million, respectively, of deferred energy costs of which $56.9 million and credits of $108.8 million had been previously approved for collection over various periods.  The remaining amounts will be requested in future DEAA filings.  Refer to Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  A GRC filing is to set rates to recover operation and maintenance expenses, depreciation, taxes and provide a return on invested capital.

Rate case applications filed in 2009 and 2010, as well as other regulatory matters such as, the Utilities’ IRPs and subsequent amendments, other Nevada matters, California matters and FERC matters, are discussed in more detail in Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements, and in the 2009 Form 10-K.

RECENT PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies, of the Condensed Notes to Financial Statements, for discussion of accounting policies and recent pronouncements.

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2010, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  The tables below do not include the interest rate swap entered into in 2009 and discussed further in Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, as the amount is considered immaterial.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	March 31, 2010
	Expected Maturity Date
								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$63,670	$-	$230,039	$191,500	$485,209	$495,056
Average Interest Rate	-	-	7.80%		8.63%	6.75%	7.78%

NPC
Fixed Rate	$-	$364,000	$130,000	$-	$125,000	$2,717,050	$3,336,050	$3,590,974
Average Interest Rate	-	8.14%	6.50%	-	7.38%	6.50%	6.72%
Variable Rate	$-	$-	$-	$230,000	$-	$173,775	$403,775	$403,775
Average Interest Rate	-	-	-	0.99%	-	0.67%	0 .85%

SPPC
Fixed Rate	$-	$-	$100,000	$250,000	$-	$701,742	$1,051,742	$1,135,913
Average Interest Rate	-	-	6.25%	5.45%	-	6.27%	6.07%
Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$214,675
Average Interest Rate	-	-	-	-	-	0.64%	0.64%

Total Debt	$-	$364,000	$293,670	$480,000	$355,039	$3,998,742	$5,491,451	$5,840,393

Commodity Price Risk

See the 2009 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2009.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $62.9 million as of March 31, 2010, which compares to balances of $73.2 million at December 31, 2009.  The decrease from December 31, 2009 is primarily due to the decrease in prices of natural gas and power during the first quarter of 2010.

ITEM 4 and 4T.         CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2010, the registrants’ disclosure controls and procedures were effective.

(b)	Change in internal controls over financial reporting.

There were no changes in internal controls over financial reporting in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

NPC and SPPC

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

The FERC established a formal settlement discussion protocol for bilateral settlement discussions with other respondents, including Allegheny Energy Supply Company, American Electric Power Service Corporation and BP Energy, and stayed the case pending settlement discussions.  The Utilities, together with other interested parties including the Nevada BCP, have settled and resolved all claims against BP Energy (“BP Settlement”).  On August 25, 2009, the BP Settlement received final approval by the FERC, under which BP Energy was ordered to settle with NPC for an immaterial amount in return for NPC and the BCP’s release of all claims against BP Energy.  On November 19, 2009, the Utilities, together with other interested parties, executed a settlement agreement with American Electric Power Service Corporation (“AEP Settlement”).  On December 23, 2009, the AEP Settlement received final approval by the FERC, under which AEP was ordered to settle with the Utilities for an immaterial amount in return for a release of all claims by the Utilities and BCP against AEP.  This amount was received in February 2010 from AEP in fulfillment of its obligations under the settlement agreement. The Utilities had previously negotiated settlements with Duke Energy Trading and Marketing, Morgan Stanley Capital Group, El Paso Merchant Energy, now known as El Paso Marketing L.P., Calpine Energy Services and Enron.  The Utilities continue discussions under FERC settlement procedures with Allegheny Energy Supply Company.  Management cannot predict the timing or outcome of a decision in this matter.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had or, in the opinion of management, is expected to have a significant impact on their financial positions or results of operations.  See Note 8, Commitments and Contingencies, of the Condensed Notes to Financial Statements, for further discussion of other legal matters.

ITEM 1A.                      RISK FACTORS

For the purposes of this section, the terms “we,” “us” and “our” refer to NVE on a consolidated basis (including NPC and SPPC).  The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our 2009 Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that are not presently known or that we currently believe to be less significant may also adversely affect us.

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2009 Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

The following information was not required to be disclosed on Form 8-K during the period covered by this Form 10-Q, but is instead being included to update the Registrants’ environmental disclosure in Part I, Item 1, of the 2009 Form 10-K, under the caption “Federal Environmental Laws, Regulations and Regulatory Initiatives”.

Regulatory Developments Pertaining to Climate Change

On April 1, 2010, the EPA and the National Highway Traffic Safety Administration (NHTSA) released their final Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards (Motor Vehicle Rule).  The standards set the first standards on carbon dioxide (CO2) and other greenhouse gas (GHG) emissions from certain cars and trucks.

By regulating mobile sources under the Clean Air Act, the Rule may also trigger an increase in permitting requirements, including emission limits on new and modified stationary sources, under the Act.  Specifically, when it takes effect on January 2, 2011, the rule may trigger Prevention of Significant Deterioration (PSD) and Title V permitting requirements for several million stationary sources.  EPA will address whether, and if so, when and how stationary sources may be subject to PSD because of GHG emissions in its “Tailoring Rule,” 74 Fed. Reg. 55291, which was proposed on October 27, 2009, and is expected to be finalized later this Spring.  We note that new energy and carbon legislative proposals are also currently pending in Congress and, if such bills were passed, could supersede EPA proposals to regulate carbon associated with electric utility stationary sources.

While the Utilities cannot predict the final form these regulations or bills will take or the specific cost implication to our stationary facilities at this time, the Utilities continue to closely monitor developments.

ITEM 6.EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc.:

10.1	Assistance Agreement dated March 12, 2010 between the U.S. Department of Energy and NV Energy, Inc.

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: May 5, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Interim Chief Financial Officer
(Principal Financial Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: May 5, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Interim Chief Financial Officer
(Principal Financial Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: May 5, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Interim Chief Financial Officer
(Principal Financial Officer)