Form 10-Q
period 2010-06-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-08-06
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Stock, $1.00 par value of NV Energy, Inc.	235,112,497 Shares

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

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning
2009 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K, as amended by a Form 10-K/A, for the year ended December 31, 2009
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
ASD	Advanced Service Delivery
ASU	Accounting Standards Update
BCP	Bureau of Consumer Protection
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
Clark Generating Station	550 megawatt nominally rated William Clark Generating Station
CPUC	California Public Utilities Commission
CWIP	Construction Work-In-Progress
d/b/a	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DOE	Department of Energy
DSM	Demand Side Management
Dth	Decatherm
EEC	Ely Energy Center
EPA	Environmental Protection Agency
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
LIBOR	London Interbank Offered Rate
MMBtu	Million British Thermal Units
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$600 million Revolving Credit Facility entered into in April 2010 between NPC and Wells Fargo, N.A., as administrative agent for the lenders a party thereto
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Renewable Energy Portfolio Standard
PPA	Purchased Power Agreement
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in April 2010 between SPPC and Bank of America, N.A., as administrative agent for the lenders a party thereto
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company N.A., as Trustee
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

OPERATING REVENUES	$785,361	$838,641	$1,502,330	$1,593,908

OPERATING EXPENSES:
Fuel for power generation	181,662	204,285	403,281	434,389
Purchased power	165,321	194,970	272,684	320,357
Gas purchased for resale	25,154	19,916	90,713	90,188
Deferred energy	54,933	93,577	72,499	139,212
Other operating expenses	104,066	109,886	213,172	224,563
Maintenance	28,860	27,632	54,589	62,032
Depreciation and amortization	84,696	80,323	165,644	158,371
Taxes other than income	15,939	13,753	32,112	28,400
Total Operating Expenses	660,631	744,342	1,304,694	1,457,512
OPERATING INCOME	124,730	94,299	197,636	136,396

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $5,926, $7,022, $10,864 and $12,168)	(80,772)	(83,559)	(160,836)	(166,192)
Interest income (expense) on regulatory items	(2,997)	(254)	(5,068)	926
AFUDC-equity	7,138	8,548	13,091	14,766
Other income	15,401	18,402	21,278	23,460
Other expense	(9,659)	(9,460)	(12,725)	(15,038)
Total Other Income (Expense)	(70,889)	(66,323)	(144,260)	(142,078)
Income (Loss) Before Income Tax Expense	53,841	27,976	53,376	(5,682)

Income tax expense (benefit)	16,895	9,593	18,151	(1,821)

NET INCOME (LOSS)	$36,946	$18,383	$35,225	$(3,861)

Amount per share basic and diluted - (Note 9)
Net income (loss) per share basic and diluted	$0.16	$0.08	$0.15	$(0.02)

Weighted Average Shares of Common Stock Outstanding - basic	234,995,083	234,474,727	234,927,239	234,403,282
Weighted Average Shares of Common Stock Outstanding - diluted	236,134,449	235,089,193	235,965,452	234,403,282
Dividends Declared Per Share of Common Stock	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$133,805	$62,706
Accounts receivable less allowance for uncollectible accounts: 2010-$28,853; 2009 - $32,341	424,041	400,911
Materials, supplies and fuel, at average cost	120,224	124,040
Risk management assets (Note 6)	11,749	27,558
Deferred income taxes	166,235	87,562
Other current assets	38,831	44,298
Total Current Assets	894,885	747,075

Utility Property:
Plant in service	10,965,774	10,833,622
Construction work-in-progress	871,862	716,128
Total	11,837,636	11,549,750
Less accumulated provision for depreciation	2,995,749	2,884,199
Total Utility Property, Net	8,841,887	8,665,551

Investments and other property, net	46,451	51,169

Deferred Charges and Other Assets:
Deferred energy (Note 3)	125,943	138,963
Regulatory assets	1,241,343	1,218,778
Regulatory asset for pension plans	257,425	264,892
Risk management assets (Note 6)	360	6,732
Other deferred charges and assets	154,425	173,145
Total Deferred Charges and Other Assets	1,779,496	1,802,510

Assets Held for Sale (Note 10)	150,670	147,158

TOTAL ASSETS	$11,713,389	$11,413,463

(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$357,163	$134,474
Accounts payable	313,416	352,000
Accrued expenses	129,992	134,328
Risk management liabilities (Note 6)	73,613	66,871
Deferred energy (Note 3)	272,454	191,405
Other current liabilities	69,829	67,301
Total Current Liabilities	1,216,467	946,379

Long-term debt	5,242,442	5,303,357

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,171,759	1,072,780
Deferred investment tax credit	21,104	22,541
Accrued retirement benefits	140,619	149,925
Risk management liabilities	3,071	2,233
Regulatory liabilities	403,621	386,019
Other deferred credits and liabilities	276,132	280,560
Total Deferred Credits and Other Liabilities	2,016,306	1,914,058

Liabilities Held for Sale (Note 10)	27,411	25,747

Shareholders' Equity:
Common stock	235,106	234,834
Other paid-in capital	2,703,303	2,700,329
Retained earnings	278,779	295,247
Accumulated other comprehensive loss	(6,425)	(6,488)
Total Shareholders' Equity	3,210,763	3,223,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,713,389	$11,413,463

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)	$35,225	$(3,861)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	165,644	158,371
Deferred taxes and deferred investment tax credit	18,160	68,588
AFUDC-equity	(13,091)	(14,766)
Deferred energy	92,909	141,802
Gain on sale of asset	(7,575)	-
Other, net	50,347	37,256
Changes in certain assets and liabilities:
Accounts receivable	(22,235)	(28,876)
Materials, supplies and fuel	4,101	284
Other current assets	5,469	5,709
Accounts payable	8,749	(26,988)
Accrued retirement benefits	(9,306)	(24,910)
Other current liabilities	(1,790)	(14,453)
Risk management assets and liabilities	5,067	(2,574)
Other deferred assets	(2,462)	(8,653)
Other regulatory assets	(23,329)	(27,094)
Other deferred liabilities	(4,999)	(66,354)
Net Cash from Operating Activities	300,884	193,481

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(368,882)	(457,483)
Proceeds from sale of assets	18,225	-
Customer advances for construction	(5,380)	(3,144)
Contributions in aid of construction	35,466	29,855
Investments and other property - net	(225)	(169)
Net Cash used by Investing Activities	(320,796)	(430,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	414,279	1,036,957
Retirement of long-term debt	(274,821)	(733,761)
Sale of Common Stock	3,246	3,311
Dividends paid	(51,693)	(46,922)
Net Cash from Financing Activities	91,011	259,585

Net Increase in Cash and Cash Equivalents	71,099	22,125
Beginning Balance in Cash and Cash Equivalents	62,706	54,359
Ending Balance in Cash and Cash Equivalents	$133,805	$76,484

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$163,649	$154,680
Income taxes	$14	$14
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$80,453	$100,192
Capital lease obligations incurred	$15,336	$-

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

OPERATING REVENUES	$540,799	$575,769	$967,759	$1,012,298

OPERATING EXPENSES:
Fuel for power generation	132,067	140,333	288,182	294,395
Purchased power	124,740	165,292	195,967	253,498
Deferred energy	39,960	59,809	59,423	97,999
Other operating expenses	64,696	68,057	132,576	138,250
Maintenance	18,219	18,732	35,238	46,266
Depreciation and amortization	57,654	53,510	112,755	105,873
Taxes other than income	9,793	8,361	19,819	17,424
Total Operating Expenses	447,129	514,094	843,960	953,705
OPERATING INCOME	93,670	61,675	123,799	58,593

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $5,444, $6,106, $9,976 and $10,668)	(53,996)	(57,137)	(107,352)	(112,180)
Interest income (expense) on regulatory items	(777)	790	(808)	2,643
AFUDC-equity	6,398	7,552	11,760	13,173
Other income	2,659	12,608	5,242	14,950
Other expense	(5,172)	(7,591)	(6,304)	(10,798)
Total Other Income (Expense)	(50,888)	(43,778)	(97,462)	(92,212)
Income(Loss) Before Income Tax Expense	42,782	17,897	26,337	(33,619)

Income tax expense (benefit)	12,998	5,396	8,879	(10,969)

NET INCOME (LOSS)	$29,784	$12,501	$17,458	$(22,650)

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$46,924	$42,609
Accounts receivable less allowance for uncollectible accounts: 2010-$26,000; 2009 - $29,375	313,116	254,027
Materials, supplies and fuel, at average cost	65,503	69,176
Risk management assets (Note 6)	10,093	21,902
Intercompany income taxes receivable	10,356	10,356
Deferred income taxes	106,440	58,425
Other current assets	28,273	27,855
Total Current Assets	580,705	484,350

Utility Property:
Plant in service	7,491,198	7,414,432
Construction work-in-progress	779,686	627,026
Total	8,270,884	8,041,458
Less accumulated provision for depreciation	1,807,569	1,727,710
Total Utility Property, Net	6,463,315	6,313,748

Investments and other property, net	40,812	41,167

Deferred Charges and Other Assets:
Deferred energy (Note 3)	125,943	138,963
Regulatory assets	887,314	856,769
Regulatory asset for pension plans	125,857	129,709
Risk management assets (Note 6)	338	5,590
Other deferred charges and assets	114,820	126,075
Total Deferred Charges and Other Assets	1,254,272	1,257,106

TOTAL ASSETS	$8,339,104	$8,096,371

(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$357,163	$119,474
Accounts payable	222,662	249,962
Accounts payable, affiliated companies	25,769	32,414
Accrued expenses	85,201	86,983
Risk management liabilities (Note 6)	53,903	39,122
Deferred energy (Note 3)	135,535	74,129
Other current liabilities	54,432	52,306
Total Current Liabilities	934,665	654,390

Long-term debt	3,475,347	3,535,440

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	855,584	794,890
Deferred investment tax credit	8,128	8,698
Accrued retirement benefits	30,715	39,678
Risk management liabilities (Note 6)	2,501	1,165
Regulatory liabilities	215,561	210,287
Other deferred credits and liabilities	202,073	201,784
Total Deferred Credits and Other Liabilities	1,314,562	1,256,502

Shareholder's Equity:
Common stock	1	1
Other paid-in capital	2,254,189	2,254,189
Retained earnings	363,803	399,345
Accumulated other comprehensive loss	(3,463)	(3,496)
Total Shareholder's Equity	2,614,530	2,650,039

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,339,104	$8,096,371

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)	$17,458	$(22,650)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	112,755	105,873
Deferred taxes and deferred investment tax credit	9,137	51,494
AFUDC-equity	(11,760)	(13,173)
Deferred energy	72,096	96,612
Other, net	30,186	19,797
Changes in certain assets and liabilities:
Accounts receivable	(59,089)	(112,720)
Materials, supplies and fuel	3,871	2,287
Other current assets	(417)	1,056
Accounts payable	10,510	(6,278)
Accrued retirement benefits	(8,963)	(13,172)
Other current liabilities	345	(9,799)
Risk management assets and liabilities	3,506	(3,442)
Other deferred assets	(1,364)	(6,767)
Other regulatory assets	(13,964)	(22,999)
Other deferred liabilities	(1,980)	(23,872)
Net Cash from Operating Activities	162,327	42,247

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(295,827)	(349,092)
Proceeds from sale of asset	3,254	-
Customer advances for construction	(3,312)	(966)
Contributions in aid of construction	33,568	26,103
Investments and other property - net	(196)	1
Net Cash used by Investing Activities	(262,513)	(323,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	391,266	876,346
Retirement of long-term debt	(233,765)	(550,326)
Dividends paid	(53,000)	(37,000)
Net Cash from Financing Activities	104,501	289,020

Net Increase in Cash and Cash Equivalents	4,315	7,313
Beginning Balance in Cash and Cash Equivalents	42,609	28,594
Ending Balance in Cash and Cash Equivalents	$46,924	$35,907

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$111,657	$101,626
Income taxes	$2	$2
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$72,770	$91,868
Capital lease obligations incurred	$15,336	-

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Electric	$204,151	$230,914	$414,132	$468,652
Gas	40,405	31,948	120,425	112,941
Total Operating Revenues	244,556	262,862	534,557	581,593

OPERATING EXPENSES:
Fuel for power generation	49,595	63,952	115,099	139,994
Purchased power	40,581	29,678	76,717	66,859
Gas purchased for resale	25,154	19,916	90,713	90,188
Deferral of energy - electric	8,725	29,780	7,225	41,576
Deferral of energy - gas	6,248	3,988	5,851	(363)
Other operating expenses	38,288	40,890	78,960	84,905
Maintenance	10,641	8,900	19,351	15,766
Depreciation and amortization	27,042	26,813	52,889	52,498
Taxes other than income	6,098	5,360	12,164	10,884
Total Operating Expenses	212,372	229,277	458,969	502,307
OPERATING INCOME	32,184	33,585	75,588	79,286

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $482, $916, $888 and $1,500)	(17,113)	(16,759)	(34,158)	(34,686)
Interest income (expense) on regulatory items	(2,220)	(1,044)	(4,260)	(1,717)
AFUDC-equity	740	996	1,331	1,593
Other income	10,142	5,792	11,897	8,507
Other expense	(4,401)	(1,797)	(6,270)	(3,788)
Total Other Income (Expense)	(12,852)	(12,812)	(31,460)	(30,091)
Income Before Income Tax Expense	19,332	20,773	44,128	49,195

Income tax expense	8,017	5,969	15,693	15,255

NET INCOME	$11,315	$14,804	$28,435	$33,940

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$66,966	$14,359
Accounts receivable less allowance for uncollectible accounts: 2010-$2,853; 2009 - $2,966	110,925	146,883
Materials, supplies and fuel, at average cost	54,672	54,802
Risk management assets (Note 6)	1,656	5,656
Intercompany income taxes receivable	19,315	19,315
Deferred income taxes	74,767	46,414
Other current assets	9,874	16,056
Total Current Assets	338,175	303,485

Utility Property:
Plant in service	3,474,576	3,419,190
Construction work-in-progress	92,176	89,102
Total	3,566,752	3,508,292
Less accumulated provision for depreciation	1,188,180	1,156,489
Total Utility Property, Net	2,378,572	2,351,803

Investments and other property, net	5,285	5,428

Deferred Charges and Other Assets:
Regulatory assets	354,029	362,009
Regulatory asset for pension plans	126,783	130,283
Risk management assets (Note 6)	22	1,142
Other deferred charges and assets	34,190	40,837
Total Deferred Charges and Other Assets	515,024	534,271

Assets Held for Sale (Note 10)	150,670	147,158

TOTAL ASSETS	$3,387,726	$3,342,145

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$-	$15,000
Accounts payable	77,557	76,867
Accounts payable, affiliated companies	27,299	21,091
Accrued expenses	32,371	34,185
Risk management liabilities (Note 6)	19,710	27,749
Deferred energy (Note 3)	136,919	117,276
Other current liabilities	15,398	14,996
Total Current Liabilities	309,254	307,164

Long-term debt	1,281,500	1,282,225

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	384,191	350,802
Deferred investment tax credit	12,976	13,843
Accrued retirement benefits	103,566	104,854
Risk management liabilities (Note 6)	570	1,068
Regulatory liabilities	188,060	175,732
Other deferred credits and liabilities	67,488	71,452
Total Deferred Credits and Other Liabilities	756,851	717,751

Liabilities Held for Sale (Note 10)	27,411	25,747

Shareholder's Equity:
Common stock	4	4
Other paid-in capital	1,111,260	1,111,260
Retained earnings	(96,166)	(99,601)
Accumulated other comprehensive loss	(2,388)	(2,405)
Total Shareholder's Equity	1,012,710	1,009,258

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,387,726	$3,342,145

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,435	$33,940
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,889	52,498
Deferred taxes and deferred investment tax credit	6,440	33,688
AFUDC-equity	(1,331)	(1,593)
Deferred energy	20,813	45,190
Gain on sale of asset	(7,575)	-
Other, net	19,209	17,364
Changes in certain assets and liabilities:
Accounts receivable	36,853	60,511
Materials, supplies and fuel	216	(1,976)
Other current assets	6,181	5,172
Accounts payable	9,775	(27,863)
Accrued retirement benefits	(1,287)	(11,714)
Other current liabilities	(1,396)	(3,124)
Risk management assets and liabilities	1,561	868
Other deferred assets	(1,098)	(1,886)
Other regulatory assets	(9,365)	(4,095)
Other deferred liabilities	(2,265)	(36,070)
Net Cash from Operating Activities	158,055	160,910

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(77,185)	(108,391)
Proceeds from sale of asset	14,971	-
Customer advances for construction	(2,068)	(2,178)
Contributions in aid of construction	1,898	3,752
Investments and other property - net	(119)	(170)
Net Cash used by Investing Activities	(62,503)	(106,987)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	23,013	160,612
Retirement of long-term debt	(40,958)	(183,336)
Investment by parent company	-	90,300
Dividends paid	(25,000)	(123,800)
Net Cash used by Financing Activities	(42,945)	(56,224)

Net Increase (Decrease) in Cash and Cash Equivalents	52,607	(2,301)
Beginning Balance in Cash and Cash Equivalents	14,359	21,411
Ending Balance in Cash and Cash Equivalents	$66,966	$19,110

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$33,124	$34,185
Income taxes	$12	$12
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$7,683	$8,324

The accompanying notes are an integral part of the financial statements

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies for both utility and non-utility operations are as follows:

Basis of Presentation

The consolidated financial statements include the accounts of NV Energy, Inc. and its wholly-owned subsidiaries, NPC, SPPC, Sierra Pacific Communications, Lands of Sierra, Inc., Sierra Pacific Energy Company, NVE Insurance Company, Inc. and Sierra Gas Holding Company.  All intercompany balances and transactions have been eliminated in consolidation.

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

The results of operations and cash flows of NVE, NPC and SPPC for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Standards Updates

Consolidations of VIEs

In June 2009, the FASB amended existing guidance related to the Consolidation of VIEs.  NVE and the Utilities adopted this amendment on January 1, 2010.  The amendment no longer allows the scope exception for contracts which an entity was unable to obtain financial information from to be excluded from the primary beneficiary determination.  As a result, NVE and the Utilities will continually perform an analysis to determine whether their variable interests give it controlling financial interest in a VIE which would require consolidation.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  To identify potential variable interests, management reviewed contracts under leases, long term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as defined above, as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of June 30, 2010, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

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

NOTE 2.                 SEGMENT INFORMATION

The Utilities operate three regulated business segments (as required by the Segment Reporting of the FASC) which are NPC electric, SPPC electric and SPPC natural gas service.  Electric service is provided to Las Vegas and surrounding Clark County by NPC, and to northern Nevada and the Lake Tahoe area of California by SPPC.  Natural gas services are provided by SPPC in the Reno-Sparks area of Nevada.  Other information includes amounts below the quantitative thresholds for separate disclosure.

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

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
June 30, 2010	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$540,799	$204,151	$40,405	$244,556	$6	$785,361

Energy Costs:
Fuel for power generation	132,067	49,595		49,595		181,662
Purchased power	124,740	40,581		40,581		165,321
Gas purchased for resale			25,154	25,154		25,154
Deferred energy - net	39,960	8,725	6,248	14,973		54,933
	$296,767	$98,901	$31,402	$130,303	$-	$427,070

Gross Margin	$244,032	$105,250	$9,003	$114,253	$6	$358,291

Other operating expense	64,696			38,288	1,082	104,066
Maintenance	18,219			10,641		28,860
Depreciation and amortization	57,654			27,042		84,696
Taxes other than income	9,793			6,098	48	15,939

Operating Income (Loss)	$93,670			$32,184	$(1,124)	$124,730

Six months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
June 30, 2010	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$967,759	$414,132	$120,425	$534,557	$14	$1,502,330

Energy Costs:
Fuel for power generation	288,182	115,099		115,099		403,281
Purchased power	195,967	76,717		76,717		272,684
Gas purchased for resale			90,713	90,713		90,713
Deferred energy - net	59,423	7,225	5,851	13,076		72,499
	$543,572	$199,041	$96,564	$295,605	$-	$839,177

Gross Margin	$424,187	$215,091	$23,861	$238,952	$14	$663,153

Other operating expense	132,576			78,960	1,636	213,172
Maintenance	35,238			19,351		54,589
Depreciation and amortization	112,755			52,889		165,644
Taxes other than income	19,819			12,164	129	32,112

Operating Income (Loss)	$123,799			$75,588	$(1,751)	$197,636

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
June 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$575,769	$230,914	$31,948	$262,862	$10	$838,641

Energy Costs:
Fuel for power generation	140,333	63,952	-	63,952	-	204,285
Purchased power	165,292	29,678	-	29,678	-	194,970
Gas purchased for resale	-	-	19,916	19,916	-	19,916
Deferred energy - net	59,809	29,780	3,988	33,768	-	93,577
	$365,434	$123,410	$23,904	$147,314	$-	$512,748

Gross Margin	$210,335	$107,504	$8,044	$115,548	$10	$325,893

Other operating expense	68,057			40,890	939	109,886
Maintenance	18,732			8,900	-	27,632
Depreciation and amortization	53,510			26,813	-	80,323
Taxes other than income	8,361			5,360	32	13,753

Operating Income (Loss)	$61,675			$33,585	$(961)	$94,299

Six months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
June 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,012,298	$468,652	$112,941	$581,593	$17	$1,593,908

Energy Costs:
Fuel for power generation	294,395	139,994	-	139,994	-	434,389
Purchased power	253,498	66,859	-	66,859	-	320,357
Gas purchased for resale	-	-	90,188	90,188	-	90,188
Deferred energy - net	97,999	41,576	(363)	41,213	-	139,212
	$645,892	$248,429	$89,825	$338,254	$-	$984,146

Gross Margin	$366,406	$220,223	$23,116	$243,339	$17	$609,762

Other operating expense	138,250			84,905	1,408	224,563
Maintenance	46,266			15,766	-	62,032
Depreciation and amortization	105,873			52,498	-	158,371
Taxes other than income	17,424			10,884	92	28,400

Operating Income (Loss)	$58,593			$79,286	$(1,483)	$136,396

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of June 30, 2010 (dollars in thousands):

	June 30, 2010
Description	NPC Electric	SPPC Electric	SPPC Gas	NVE Total

Nevada Deferred Energy
Cumulative Balance requested in 2010 DEAA	$(101,056)	$(100,485)	$(16,996)	$(218,537)
2010 Amortization	-	10,203	5,138	15,341
2010 Deferred Energy Over Collections (1)	(49,386)	(22,567)	(12,212)	(84,165)
Nevada Deferred Energy Balance at June 30, 2010 - Subtotal	$(150,442)	$(112,849)	$(24,070)	$(287,361)
Cumulative CPUC balance (2)	-	(328)	-	(328)
Reinstatement of deferred energy (effective 6/07, 10 years)	140,850	-	-	140,850

Total	$(9,592)	$(113,177)	$(24,070)	$(146,839)

Current Assets
Other deferred charges	-	-	-	-
Deferred Assets
Deferred energy	125,943	-	-	125,943
Current Liabilities
Deferred energy	(135,535)	(112,849)	(24,070)	(272,454)
Liabilities held for sale (2)	-	(328)	-	(328)
Total	$(9,592)	$(113,177)	$(24,070)	$(146,839)

(1)	These deferred energy over collections will be filed in March 2011 DEAA filings, and include proposed adjustments.
(2)	Refer to Note 10, Assets Held For Sale.

Pending Regulatory Actions

Nevada Power Company

NPC DEAA

In March 2010, NPC filed an application to create a new DEAA rate.  In its application, NPC requests to decrease rates by $96.4 million, a decrease of 4.18%, while refunding $101 million of deferred fuel and purchased power costs.  The new DEAA rate will be effective October 1, 2010.  Hearings are scheduled for August 2010.

Separately, NPC filed a petition to offset the NPC DEAA over collection (credit balance) of $101 million against the deferred BTGR debit balance of $95.8 million.  Reference NPC’s 2008 GRC in Note 3, Regulatory Actions, of the Notes to Financial Statements of the 2009 Form 10-K for additional information.  This proposal would eliminate the deferred BTGR balance for non-residential customers while decreasing the residential customer deferred BTGR balance to $36.6 million.  In March 2010, intervenors filed comments challenging the PUCN’s authority to grant the relief requested in the petition.  The PUCN issued an order in April 2010 finding that it lacks the authority to implement the BTGR offset as proposed by NPC.  However, the PUCN encouraged the parties to consider an alternative method as proposed by one of the parties.

   Sierra Pacific Power Company

      SPPC California Divestiture Filing

In October 2009, SPPC and CalPeco filed an application with the CPUC requesting approval of the transaction in which SPPC has agreed to sell its California electric distribution and generation assets to CalPeco.  Upon closing of the transaction, SPPC will transfer to CalPeco all of its California electric distribution and generation assets and approximately 46,000 retail electric customers.  The CPUC held hearings in June 2010, and a decision is expected in the fourth quarter of 2010.  Separately in December 2009, SPPC filed an application with the PUCN requesting PUCN approval of the transaction.   In July 2010, SPPC filed certain components of the transaction under its IRP process and requested consolidation with the previously filed application.  See Note 10, Assets Held for Sale.

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

SPPC Electric GRC

In June 2010, SPPC filed its statutorily required GRC for its Nevada electric operations.  In this GRC, SPPC is requesting the following:

●	Increase in general rates by $34.8 million, approximately a 4.52% increase;
●	ROE and ROR of 10.75% and 8.02%, respectively;
●	Authorization to recover new electric and common plant additions along with ordinary changes in operating expense, maintenance expense and administrative and general costs;
●
Authorization to amortize $8.4 million of development costs associated with the postponed EEC over six years and to defer $5.1 million for recovery until management’s final decision on how to proceed with the development of the EEC is determined.

If approved, the new rates would be effective January 1, 2011.

SPPC Gas GRC

In June 2010, SPPC filed a GRC for its gas operations.  In this GRC, SPPC is requesting the following:

●	Increase in general rates by $4.9 million, approximately a 2.9% increase;
●	ROE and ROR of 10.75% and 5.31%, respectively;
●	Authorization to recover new gas and common plant additions along with ordinary changes in operating expense, maintenance expense and administrative and general costs.

If approved, the new rates would be effective January 1, 2011.

NOTE 4.                      LONG-TERM DEBT

As of June 30, 2010, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	NVE Holding Co. and Other Subs.	NVE Consolidated
2010	$3,430	$-	$-	$3,430
2011	368,454	-	-	368,454
2012	134,822	100,000	63,670	298,492
2013	280,405	250,000	-	530,405
2014	128,513	-	230,039	358,552
	915,624	350,000	293,709	1,559,333
Thereafter	2,928,355	916,417	191,500	4,036,272
	3,843,979	1,266,417	485,209	5,595,605
Unamortized Premium(Discount) Amount	(11,469)	15,083	386	4,000
Total	$3,832,510	$1,281,500	$485,595	$5,599,605

Substantially all utility plant is subject to the liens of NPC’s and SPPC’s Indentures under which their respective General and Refunding Mortgage bonds are issued.

      NPC

         $600 Million Revolving Credit Facility

In April 2010, NPC terminated its $589 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $600 million secured revolving credit facility, maturing in April 2013.  The fees on the $600 million revolving credit facility for the unused portion and on the amounts borrowed have increased from the prior facility reflecting current market conditions.  The Administrative Agent for the facility remains Wells Fargo Bank, N.A.  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, NPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the availability under the revolving credit facility to NPC shall in no event be less than 50% of the total commitments there under.  The calculation of NPC’s negative mark-to-market exposure as of May 31, 2010 was approximately $65.8 million, which amount was in effect for borrowings during the month of June 2010.

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that NPC did not meet the financial maintenance covenant or there is a different event of default, the NPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as NPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that NPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P or Moody’s but with a negative outlook, a representation concerning no material adverse change in NPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

      SPPC

         $250 Million Revolving Credit Facility

In April 2010, SPPC terminated its $332 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $250 million secured revolving credit facility, maturing in April 2013.  The fees on the $250 million revolving credit facility for the unused portion and on the amounts borrowed have increased from the prior facility reflecting current market conditions.  The Administrative Agent for the facility is Bank of America, N.A.  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon SPPC’s credit rating by S&P and Moody’s.  Currently, SPPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.
The $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the availability under the revolving credit facility to SPPC shall in no event be less than 50% of the total commitments there under.  The calculation of SPPC’s negative mark-to-market exposure as of May 31, 2010 was approximately $21.4 million, which amount was in effect for borrowings during the month of June 2010.

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  In the event that SPPC did not meet the financial maintenance covenant or there is a different event of default, the SPPC Credit Agreement would restrict dividends to NVE.  Moreover, so long as SPPC’s senior secured debt remains rated investment grade by S&P and Moody’s (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would not be a condition to the availability of credit under the facility.  In the event that SPPC’s senior secured debt rating were rated below investment grade by either S&P or Moody’s, or investment grade by either S&P or Moody’s but with a negative outlook, a representation concerning no material adverse change in SPPC’s business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

NOTE 5.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The June 30, 2010 carrying amount of cash and cash equivalents, current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

The total fair value of NVE’s consolidated long-term debt at June 30, 2010, is estimated to be $5.7 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $5.6 billion as of December 31, 2009.

The total fair value of NPC’s consolidated long-term debt at June 30, 2010, is estimated to be $3.8 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $3.7 billion at December 31, 2009.

The total fair value of SPPC’s consolidated long-term debt at June 30, 2010, is estimated to be $1.4 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $1.3 billion as of December 31, 2009.

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

Interest Rate Risk

In August 2009, NPC entered into two interest rate swap agreements which terminate in 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding  Mortgage Notes, Series A, due 2011.  The interest rate swaps manage the existing fixed rate interest rate exposure with a variable interest rate in order to lower overall borrowing costs.  As allowed by the Regulated Operations Topic of the FASC, as of June 30, 2010, the fair value of the interest rate swaps were recorded as a Risk Management Asset with the corresponding offset recorded as a Risk Management Regulatory Liability and are included in the fair value table below.

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

	June 30, 2010			December 31, 2009
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current	$8.3	$6.7	$1.6	$11.9	$9.2	$2.7
Non-Current	0.3	0.3	-	1.9	1.4	0.5
Total	$8.6	$7.0	$1.6	$13.8	$10.6	$3.2

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities nonperformance risk on their liabilities, which as of June 30, 2010, had an immaterial impact to the fair value of their derivative instruments.

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

	June 30, 2010			December 31, 2009
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC

Risk management assets- current (1)	$3.4	$3.4	$-	$15.7	$12.7	$3.0
Risk management assets- noncurrent	-	-	-	4.8	4.2	0.6
Total risk management assets	3.4	3.4	-	20.5	16.9	3.6

Risk management liabilities- current	73.6	53.9	19.7	66.9	39.1	27.8
Risk management liabilities- noncurrent	3.1	2.5	0.6	2.2	1.1	1.1
Total risk management liabilities	76.7	56.4	20.3	69.1	40.2	28.9

Risk management regulatory assets/liabilities – net (2)	$(73.3)	$(53.0)	$(20.3)	$(48.6)	$(23.3)	$(25.3)

(1)
Included in Risk management assets – current at June 30, 2010, is a $3.3 million cumulative gain for interest rate swaps with the offset recorded in the risk management regulatory assets/liabilities amounts above.

(2)
When amount is negative it represents a risk management regulatory asset, when positive it represents a risk management regulatory liability.  For the six months ended June 30, 2010, NVE and NPC would have recorded a cumulative loss of $24.7 million, and $29.7 million, respectively; and SPPC would have recorded a cumulative gain of $5.0 million.  For the three months ended June 30, 2010, NVE, NPC and SPPC would have recorded gains of $32.9 million, $25.5 million and $7.4 million, respectively.  However, as permitted by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the risk management regulatory assets/liabilities amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities’ cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  Risk management assets decreased as of June 30, 2010 as compared to December 31, 2009, due to settlements of derivative contracts and lower natural gas prices relative to contract prices compared to natural gas prices at December 31, 2009.  NPC’s risk management liabilities increased as of June 30, 2010, as compared to December 31, 2009, primarily due to a decrease in natural gas prices relative to contract prices compared to natural gas prices at December 31, 2009.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	June 30, 2010			December 31, 2009
	Commodity Volume (MMBTU)			Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume assets- current	0.6	0.5	0.1	47.1	40.7	6.4
Commodity volume assets- noncurrent	-	-	-	10.3	7.6	2.7
Total commodity volume of assets	0.6	0.5	0.1	57.4	48.3	9.1

Commodity volume liabilities- current	62.7	47.8	14.9	51.7	32.7	19.0
Commodity volume liabilities- noncurrent	3.5	3.0	0.5	7.8	5.3	2.5
Total commodity volume of liabilities	66.2	50.8	15.4	59.5	38.0	21.5

NOTE 7.                      RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

A summary of the components of net periodic pension and other postretirement costs for the six months ended June 30 follows.  This summary is based on a December 31, measurement date (dollars in thousands):

NVE, Consolidated

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009

Service cost	$4,727	$4,709	$617	$577
Interest cost	10,718	11,036	2,184	2,637
Expected return on plan assets	(11,069)	(9,290)	(1,556)	(1,508)
Amortization of prior service cost	(448)	(448)	(972)	(171)
Amortization of net (gain)/loss	3,777	6,894	1,085	1,273
Settlement (gain)/loss	-	-	-	84

Net periodic benefit cost	$7,705	$12,901	$1,358	$2,892

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Service cost	$9,455	$9,419	$1,233	$1,155
Interest cost	21,436	22,073	4,368	5,275
Expected return on plan assets	(22,138)	(18,580)	(3,111)	(3,016)
Amortization of prior service cost	(897)	(897)	(1,945)	(343)
Amortization of net (gain)/loss	7,553	13,787	2,171	2,545
Settlement (gain)/loss	-	-	-	169

Net periodic benefit cost	$15,409	$25,802	$2,716	$5,785

The average percentage of NVE net periodic costs capitalized during 2010 and 2009 was 33.58% and 36.84% respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009

Service cost	$2,392	$2,393	$353	$310
Interest cost	5,023	5,270	619	607
Expected return on plan assets	(5,362)	(4,462)	(567)	(509)
Amortization of prior service cost	(433)	(433)	236	289
Amortization of net (gain)/loss	1,764	3,298	300	287
Settlement (gain)/loss	-	-	-	19

Net periodic benefit cost	$3,384	$6,066	$941	$1,003

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Service cost	$4,784	$4,786	$707	$621
Interest cost	10,046	10,539	1,237	1,213
Expected return on plan assets	(10,724)	(8,924)	(1,135)	(1,019)
Amortization of prior service cost	(866)	(866)	473	579
Amortization of net (gain)/loss	3,528	6,596	599	574
Settlement (gain)/loss	-	-	-	38

Net periodic benefit cost	$6,768	$12,131	$1,881	$2,006

The average percentage of NPC net periodic costs capitalized during 2010 and 2009 was 35.71% and 40.14% respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009

Service cost	$2,004	$2,061	$245	$251
Interest cost	5,389	5,471	1,547	2,014
Expected return on plan assets	(5,431)	(4,580)	(961)	(977)
Amortization of prior service cost	(26)	(26)	(1,213)	(465)
Amortization of net (gain)/loss	1,969	3,425	777	978
Settlement (gain)/loss	-	-	-	65

Net periodic benefit cost	$3,905	$6,351	$395	$1,866

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Service cost	$4,008	$4,122	$489	$503
Interest cost	10,779	10,942	3,094	4,027
Expected return on plan assets	(10,862)	(9,160)	(1,922)	(1,954)
Amortization of prior service cost	(52)	(52)	(2,426)	(929)
Amortization of net (gain)/loss	3,938	6,851	1,554	1,956
Settlement (gain)/loss	-	-	-	130

Net periodic benefit cost	$7,811	$12,703	$789	$3,733

The average percentage of SPPC net periodic costs capitalized during 2010 and 2009 was 34.55% and 36.16% respectively.

During the six months ended June 30, NVE made contributions to the pension plan totaling $20 million, which were allocated to the 2010 plan year.  At the present time, it is anticipated that additional funding will be required for both the pension and other postretirement benefits plans in 2010 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006, however the amounts will not be known until asset values and market conditions can be evaluated at the time of the contribution.  Currently, NVE expects to fund an additional $20 million to the pension plan in 2010.

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

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  As disclosed in Note 13, Commitments and Contingencies of the Notes to Financial Statements, Environmental, in the 2009 Form 10-K, NPC was subject to various environmental proceedings which were settled as of December 31, 2009.  NPC continues to comply with these environmental commitments.  As of June 30, 2010, environmental expenditures did not change materially from those disclosed in the 2009 Form 10-K.

Litigation Contingencies

   NPC and SPPC

      Peabody Western Coal Company Royalty Claim

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

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo Generating Station and the Mohave Generating Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  Initially, the DC Lawsuit sought $600 million in damages, treble damages and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.   The action had been stayed since October, 2004 until March, 2008, when the U.S. District Court lifted the stay.  On April 12, 2010, the Navajo Nation amended their complaint; it no longer seeks treble damages. The Court ordered substantial completion of factual discovery (except for certain depositions) by mid-August, 2010. Management cannot predict the timing or outcome of a decision on this matter.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada (the “Court”) on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC has requested the Court to reconsider the cash value to reflect rebuild costs. On July 10, 2009, the Court declined SPPC’s request to reconsider the cash value and further ordered that the three year period to replace the dam commences as of July 10, 2009 (Order). In early August 2009, SPPC appealed the Court’s $1.3 million cash value determination with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Subsequently, in August 2009, the Insurers appealed the Court’s insurance coverage decision with the Ninth Circuit.  All briefings have been completed.  It is expected that the Ninth Circuit will order arguments on the appeal either late in 2010 or early to mid 2011.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

NOTE 9.                      EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.  Due to the net loss for the six months ended June 30, 2009, these items are anti-dilutive and diluted EPS for this period is computed using the weighted average number of shares outstanding before dilution.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic EPS
Numerator ($000)

Net income (loss)	$36,946	$18,383	$35,225	$(3,861)

Denominator (1)
Weighted average number of common shares outstanding	234,995,083	234,474,727	234,927,239	234,403,282

Per Share Amounts

Net income (loss) per share - basic	$0.16	$0.08	$0.15	$(0.02)

Diluted EPS
Numerator ($000)

Net income (loss)	$36,946	$18,383	$35,225	$(3,861)

Denominator (1)
Weighted average number of shares outstanding before dilution	234,995,083	234,474,727	234,927,239	234,403,282
Stock options	29,132	18,979	28,241	-
Non-Employee Director stock plan	135,436	95,878	131,690	-
Employee stock purchase plan	3,538	5,102	4,548	-
Restricted Shares	66,062	10,026	60,177	-
Performance Shares	905,198	484,481	813,557	-
	236,134,449	235,089,193	235,965,452	234,403,282

Per Share Amounts

Net income (loss) per share - diluted	$0.16	$0.08	$0.15	$(0.02)

(1)
The denominator for the diluted EPS calculation for the six months ended June 30, 2009 does not include stock equivalents for stock options, restricted and performance shares issued under the executive long-term incentive plan, shares issuable under the non-employee director stock plan and the employee stock purchase plan shares for the six months ending June 30, 2009, due to their anti-dilutive effect in the calculation of diluted EPS.  The amount that would otherwise be included in the calculation for the period ending June 30, 2009 is 449,345 shares. The denominator also does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices being higher than market prices for all periods.  If the conditions for conversion were met under this plan, 708,031 and 711,330 shares,would be included for the three and six months ended June 30, 2010, respectively, and 731,505 shares would be included for the three months ended June 30, 2009.

NOTE 10.                      ASSETS HELD FOR SALE

   Sale of California Electric Distribution and Generation Assets

In April 2009, SPPC entered into an agreement to sell its California electric distribution and generation assets to CalPeco.  Based on the terms of the purchase agreement, SPPC will receive proceeds that include a premium on current net rate base assets as of the closing date, plus a working capital adjustment.  Depending on certain closing adjustments, such proceeds are expected to be at or near current book value of the related net assets.  Net rate base assets include utility plant in service, net and deferred credits and other liabilities.  The sale is expected to close in the fourth quarter of 2010, and is subject to obtaining necessary federal and state regulatory approvals.

Below are the major classes of assets and liabilities held for sale and presented in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 (dollars in millions):

Assets	June 30, 2010	December 31, 2009
Utility Plant in Service	$192.9	$188.6
Less: Accumulated depreciation	54.4	55.4
Utility Plant in Service, net	138.5	133.2
CWIP	4.6	4.6
Other current assets	7.6	8.6
Deferred Charges	-	0.8

Assets Held for Sale	$150.7	$147.2

Liabilities
Deferred Credits and Other Liabilities	$27.4	$25.7
Liabilities Held for Sale	$27.4	$25.7

   Sale of Independence Lake

  In May 2010, SPPC sold a lake and surrounding property located in the State of California, known as Independence Lake, for approximately $15 million.  The gain on sale was approximately $14.7 million before taxes; however, approximately $7.1 million of the gain has been deferred as a regulatory liability and will be paid to SPPC’s ratepayers over approximately three years.

NOTE 11.                      DIVIDENDS

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date

May 4, 2010	$0.11 per share	June 16, 2010	June 1, 2010
August 5, 2010	$0.11 per share	September 22, 2010	September 7, 2010

NPC and SPPC paid dividends to NVE of $53 million and $25 million, respectively, for the six months ended June 30, 2010.  NPC and SPPC declared an additional dividend on August 5, 2010, of $9 million and $23 million, respectively.

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

(5)	whether the Utilities can procure and/or obtain sufficient renewable energy sources in each compliance year to satisfy the Portfolio Standard in the State of Nevada;

(6)
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

(10)
changes in environmental laws or regulations, including the imposition of limits on emissions of carbon dioxide or other greenhouse gases from electric generating facilities, which could significantly affect our existing operations as well as our construction program;

(11)
whether the Nevada Supreme Court's January 28, 2010 ruling in Great Basin Water Network v. Nevada State Engineer could impact the pending water appropriation applications of third parties, which may affect the water supply to the Utilities' service territories, which could have an adverse impact on future growth and customer usage patterns;

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

NVE recognized net income of $36.9 million for the three months ended June 30, 2010 compared to net income of $18.4 million for the same period in 2009.  NVE recognized net income of $35.2 million for the six months ended June 30, 2010 compared to a net loss of $3.9 million for the same period in 2009.  The increase in net income for both the three and six months ended June 30, 2010 is primarily due to increased rates as a result of NPC’s GRC, which was effective beginning July 1, 2009, and the reduction in other operating expenses and, in the case of the six months,  maintenance expense.

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

2010 and Beyond Objectives and Challenges

Throughout 2010, management’s key objectives will remain focused on implementing its three-part strategy of energy efficiency and conservation programs for its customers, purchase and development of renewable energy projects and construction of generating facilities and expansion of transmission capability.  A key objective in 2010 was to obtain PUCN approval of NPC’s IRP and to file SPPC’s IRP.  NPC received approval of its IRP on and SPPC filed its IRP in July 2010. The approval of NPC’s IRP enables it to move forward with the three-part strategy by increasing the dollars spent on DSM projects, implementing the ASD initiative, and constructing the ON Line transmission line, which will connect the northern and southern service area and also provide greater access to renewable energy resources.  See more discussion of NPC’s IRP approval under Other Significant Matters.  However, due to the economic uncertainty in Nevada, NVE’s execution of the three-part strategy will be a significant challenge.  Another challenge will be to further broaden our access to capital to fund the three-part strategy and maintain sufficient liquidity.

   Economic Conditions

Although the economy in the U.S. is starting to show signs of recovery from the recession, Nevada continues to struggle.  As of June 2010, the unemployment rate in Nevada was 14.2%, up 2.3% from a year ago.  As of April 2010, taxable sales have increased 2.0% from the prior year and visitor volume increased by 1.0% compared to a year ago April 2009, while gaming revenues decreased 4.7% compared to May 2009.

Tourism and gaming remain Southern Nevada’s leading industries, driving construction activity, the housing market and employment in the region, and together comprising one of NPC’s largest classes of customers. As of June 2010, unemployment in the Las Vegas area was 14.5%, up 2.1% from a year ago.  In addition to employment, management continues to monitor hotel room additions and the hotel/motel occupancy rate in Las Vegas as signs of future growth in customers and customer usage.  As of May 2010, the hotel/motel occupancy rate in Las Vegas has decreased approximately 1.8% from a year ago.  In 2010, room growth is expected to increase to 2.7% and then slow to 0.1% in 2011.  The increase in room growth for 2010 is primarily due to the Cosmopolitan Resort & Casino, which is expected to add approximately 3,000 rooms to Las Vegas.  Gaming properties in Southern Nevada are experiencing financial problems, including difficulties meeting debt payments, bankruptcies and delays or termination of construction projects which may further decrease the projected growth in rooms or offset any increases.  In southern Nevada, construction activity, another leading indicator, has seen a decrease in the number of commercial permits while residential permits have remained relatively flat.

SPPC’s service territory, which consists primarily of Washoe County, has also been affected by the recessionary environment.  Unemployment in Washoe County was at 13.6% as of June 2010, up 2.0% from a year ago.  Taxable sales decreased 7.1% compared to a year ago April 2009, and gaming revenues decreased 7.9% compared to a year ago May 2009.

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

As the Utilities’ service territories continue to endure economically, management will continue to place a significant emphasis on evaluating the foregoing economic indicators and their effect on various interrelated factors including, but not limited to:

●	customer growth;
●	customer usage;
●	revenues;
●	load factors;
●	future capital projects and capital requirements;
●	managing operating and maintenance expenses within projected revenue growth without compromising safety, reliability and efficiency;
●	our liquidity and ability to access capital markets;
●	collections on accounts receivable;
●	counterparty risk; and
●	workforce reduction.

Management cannot predict when economic recovery may commence in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, a significant challenge for us will be to manage costs, while remaining steadfast in carrying out our three part strategy of the energy supply plan which includes energy efficiency and conservation programs, purchase and development of renewable energy projects, and expansion of traditional generating capacity and transmission capability to move energy throughout the state.  In response to this challenge, the three part strategy will become more focused on projects that will allow us to leverage existing assets, improve transmission capabilities which are necessary for the Utilities to meet their Portfolio Standard, discussed below, further develop the ASD initiative, which will allow us to reduce our cost structure and future capital expenditures and effectively contain capital and operating costs.  Effective capital and operating cost containment began during 2009 by the reduction and delay of capital expenditures and implementation of severance programs as discussed further in Note 17, Severance Programs, of the Notes to Financial Statements in the 2009 Form 10-K.

   Three Part Strategy

Beginning in 2007, NVE embarked on a three part energy supply strategy to manage resources against our load by encouraging energy efficiency and conservation programs, the purchase and development of renewable energy projects, and the construction of generating facilities, and expansion of transmission capability in an effort to reduce our reliance on purchased power.

      Energy Efficiency and Conservation Programs

Over the past two years, the Utilities invested approximately $120 million in energy efficiency and conservation.  NPC’s IRP, which was approved in July 2010, includes various DSM programs to increase energy efficiency and conservation programs totaling approximately $209.9 million over a three year period.

In addition, NVE has been awarded a $138 million grant in stimulus funding from the DOE specifically for NVE’s $301 million ASD initiative.  The ASD initiative will provide NVE with the Smart Grid infrastructure necessary to enable widespread use of smart meters, enabling customers to more directly manage their energy usage.  The ASD initiative involves the deployment of a delivery mechanism that creates a new, more advanced infrastructure for NVE’s demand response and energy efficiency and conservation programs.

The agreement between NVE and the DOE was signed in March 2010.  As a result of executing the contract, the Utilities have begun a pilot program with the ultimate goal of completing the installation of approximately 1.5 million smart meters throughout the entire state of Nevada by 2012, making Nevada one of the first states to implement a statewide Smart Grid Plan.

In July 2010, NPC received PUCN approval for the ASD project for approximately $95 million.  SPPC’s investment of $50 million was submitted in its IRP filing in July 2010.  An additional $2 million within NVE’s capital budget covers energy management system upgrades in 2010.

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

During the first quarter of 2010, NPC submitted seven long-term renewable energy PPAs to the PUCN for approval.  The seven contracts include two solar projects totaling 160 MW, three geothermal projects totaling 130 MW, one wind project totaling 150 MW and one landfill gas project with a capacity of 3 MW.  Together the projects total 443 MW.  These projects were approved by the PUCN in June 2010.

In addition, two short-term renewable energy PPAs were entered into.  One was signed in December 2009 with renewable energy deliveries commencing at that time and the other agreement was signed in February 2010 with deliveries commencing in April 2010.

In April 2010, NPC and SPPC filed their joint Annual Compliance Report with the PUCN.  SPPC reported that it met the Portfolio Standard for total PECs and the solar requirements of the Portfolio Standard.  NPC reported that it met the solar requirement of the Portfolio Standard, but did not meet the Portfolio Standard requirement for total PECs. However, NPC expects that the shortfall in 2009 will be offset with credits earned in 2010.  A hearing is scheduled for September 2010.

       Construction of Generating Facilities and Expansion of Transmission Capabilities

NPC will continue the construction of the 500 MW (nominally rated) natural gas generating station at the existing Harry Allen Generating Station, which is expected to be operational by summer 2011.  In addition, the Utilities will continue to optimize the operations of their existing generating assets.

In NPC’s IRP filed in February 2010 and SPPC’s 8th Amendment to its 2007 IRP filed in March 2010, the Utilities requested approval of ON Line, a 500 kV transmission line from the proposed Robinson Summit Substation near Ely, Nevada to the existing Harry Allen Substation located northeast of Las Vegas, Nevada at an aggregate cost of approximately $509 million.  The preferred plan was a joint ownership proposal (“Joint Project”) of ON Line among NPC, SPPC and GBT, an affiliate of LS Power.  The Utilities had entered into a Memorandum of Understanding and Term Sheet (“MOU”) for the Joint Project that contemplates two phases of development.  The alternative to the Joint Project, also filed in NPC’s IRP and SPPC’s 8th Amendment to its 2007 IRP, is for the Utilities’ to self build ON Line.  In addition to connecting NVE’s northern service territory with its service territory in southern Nevada, ON Line would also provide access to isolated renewable energy resources in parts of northern and eastern Nevada, which would further advance the Utilities’ ability in meeting its Portfolio Standard, discussed above.

As part of NPC’s IRP approval, the PUCN granted the Utilities’ request to move forward with construction of ON Line through the Joint Project with GBT.  The PUCN’s approval was conditioned upon there being no material changes in the language of the final Transmission Use Agreement (“TUA”) between the parties from that in the MOU that was previously filed with the PUCN.  The PUCN also accepted the Utilities’ alternative to proceed with the self-build option, if the Utilities cannot reach an agreement with GBT.

NVE and GBT are continuing discussions regarding the TUA.  Upon execution of the agreement, the final terms will be submitted to the PUCN for approval.

Further Broaden Access to Capital

A significant focus for the remainder of 2010 will continue to be to generate sufficient cash from operations to meet operating needs and contribute to capital projects by managing recovery of deferred fuel and purchased power costs, reducing regulatory lag in recovery of costs and controlling costs.  Maintaining or improving the Utilities credit ratings will be essential to negotiating favorable financing terms, and will continue to be a significant focus for the remainder of 2010.  Significant amounts of capital may be necessary to fund prospective construction projects, as discussed further under NVE’s Liquidity and Capital Resources in the 2009 Form 10-K and as a result of the approval of NPC's IRP.  Additionally, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, the Utilities may need to issue additional debt to support their operating costs or delay capital expenditures.  Management may be required to meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt, and/or the issuance of equity by NVE.  As such, the ability to issue new debt or equity securities on favorable terms will be a significant focus for the remainder of 2010.   In April 2010, NPC and SPPC entered into new revolving credit facilities for $600 million and $250 million, respectively, which expire in April 2013 to replace their credit facilities which were set to expire in November 2010.

Other Significant Matters

Regulatory Environment

NPC 2009 IRP

On February 1, 2010, NPC refiled its 2009 triennial IRP.  In July 2010, the PUCN issued its order which included the following significant items:

●
Approval to jointly develop with GBT (an affiliate of LS Power), the ON Line, which is a 500 kV transmission line from the proposed Robinson Summit Substation near Ely, Nevada to the existing Harry Allen Substation located northeast of Las Vegas, Nevada at a cost of approximately $509 million.  The PUCN also accepted NPC’s alternative to proceed with the self build option for ON Line, if the Utilities cannot reach an agreement with GBT;

●	Granted NPC’s request for critical facility designation for its investment in the ON Line;
●
Approval of the ASD project of approximately $95 million which includes NPC and SPPC successfully obtaining a grant of $138 million in federal funds from the DOE to co-fund the project.  This project will allow customers to control their energy use by providing transparent and timely consumption and pricing information and energy control capabilities while facilitating and enhancing the companies’ existing and planned demand response programs and other energy conservation and efficiency measures.

●	Approval to establish a regulatory asset for stranded non-advanced metering infrastructure electric meter costs related to the ASD project;
●	Approval of various DSM programs to increase energy efficiency and conservation programs totaling approximately $209.9 million over the three year action plan;
●	Approval of seven renewable energy long term power purchase agreements;
●	Accepted NPC’s proposal to postpone the EEC indefinitely, but ordered NPC to resubmit the request as a part of its next triennial IRP filing in July 2012; and
●	Approval of the long-term load forecast and the three-year forecast.

Legislative Changes

In 2009 the Nevada Legislature passed Senate Bill 358, which requires the PUCN to adopt regulations authorizing an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementations of efficiency and conservation programs approved by the PUCN.  In June 2010, the PUCN adopted regulations.  The Utilities will begin recording the impact of the amounts attributable to the implementations of efficiency and conservation programs effective August 1, 2010.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $19.3 million of interest costs for both the six months ended June 30, 2010 and 2009.

As of June 30, 2010, NPC had paid $53 million in dividends to NVE and SPPC had paid $25 million in dividends to NVE.

On August 5, 2010, NPC and SPPC declared dividends to NVE of $9 million and $23 million, respectively.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

Cash flows increased during the six months ended June 30, 2010 compared to the same period in 2009 due to an increase in cash from operating activities and a reduction in cash used by investing activities, partially offset by a decrease in cash from financing activities.

Cash From Operating Activities The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s 2008 GRC.  Also contributing to the increase were higher payments to vendors and higher pension plan funding in 2009, and a reduction in spending for conservation programs and other regulated activities.  These increases were partially offset by a reduction in BTER rates charged to customers.

Cash Used By Investing Activities Cash used by investing activities decreased mainly due to the slowdown in construction for infrastructure and proceeds from the sale of non-utility property.

Cash From Financing Activities Cash from financing activities decreased primarily due to the issuance of approximately $625 million in debt by NPC in 2009 and a reduction in draws on the Utilities’ revolving credit facilities.

LIQUIDITY AND CAPITAL RESOURCES (NVE CONSOLIDATED)
Overall Liquidity

NVE’s consolidated operating cash flows are primarily derived from the operations of NPC and SPPC.  The primary source of operating cash flows for the Utilities is revenues (including the recovery of previously deferred energy costs and natural gas costs) from sales of electricity and, in the case of SPPC, natural gas.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and interest.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcomes and economic conditions.

Available Liquidity as of June 30, 2010 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$17.5	$46.9	$67.0
Balance available on Revolving Credit Facilities (1)	N/A	310.3	233.9
Less reduction for hedging obligations (2)	N/A	(65.8)	(21.4)
	$17.5	$291.4	$279.5

(1)
As of August 4, 2010, NPC and SPPC had approximately $286.9 million and $217.1 million available under their revolving credit facilities, which includes reductions in availability for hedging transactions and letters of credits, as discussed further under NPC’s and SPPC’s Financing Transactions.

(2)	Reduction for hedging obligations reflect balances as of May 31, 2010.

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

NVE and the Utilities have no significant debt maturities in 2010.  Significant debt maturities in 2011 are limited to NPC’s $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.  As of August 4, 2010, NPC has borrowed approximately $255 million on its $600 million revolving credit facility, and SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

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

The ability to issue debt, as discussed later, is subject to certain covenant calculations which include net income of NVE and the Utilities.  As a result of these covenant calculations and the seasonality of the Utilities’ business, the ability to issue debt can vary from quarter to quarter and the Utilities’ utilization of their revolving credit facilities may be limited.

The Utilities’ credit ratings on their senior secured debt remain at investment grade (see Credit Ratings below).   However, disruptions in the banking and capital markets not specifically related to NVE or the Utilities may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

As of August 6, 2010, NVE has approximately $18.9 million payable of debt service obligations remaining for 2010, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries below).

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

NVE’s contractual obligations as reported in the 2009 Form 10-K, changed materially due to (i) the issuance of the Utilities’ revolving credit facilities in April 2010, as discussed under Financing Transactions for their respective sections and (ii) as discussed in the Executive Overview, the PUCN’s approval in July 2010 of seven long term renewable energy power purchase contracts, which are contingent upon the developers obtaining commercial operation and delivering energy.

Factors Affecting Liquidity

   Effect of Holding Company Structure

As of June 30, 2010, NVE (on a stand-alone basis) has outstanding debt and other obligations including, but not limited to: $63.7 million of its unsecured 7.803% Senior Notes due 2012; $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $230 million of its unsecured 8.625% Senior Notes due 2014.

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

As of June 30, 2010, NVE, NPC, SPPC and their subsidiaries had approximately $5.6 billion of debt and other obligations outstanding, consisting of approximately $3.8 billion of debt at NPC, approximately $1.3 billion of debt at SPPC and approximately $485 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

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

 In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid.  As a result of the Utilities’ senior secured debt being rated at investment grade by S&P and Moody’s, these restrictions are suspended for as long as the debt remains investment grade rated by both rating agencies.  In addition to the restrictions imposed by specific agreements, the Federal Power Act prohibits the payment of dividends from “capital accounts”.  Although the meaning of this provision is unclear, the Utilities believe that the Federal Power Act restriction, as applied to their particular circumstances, would not be construed or applied by the FERC to prohibit the payment of dividends for lawful and legitimate business purposes from current year earnings, or in the absence of current year earnings, from other/additional paid-in capital accounts.  If, however, the FERC were to interpret this provision differently, the ability of the Utilities to pay dividends to NVE could be jeopardized.

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.  On May 13, 2010, Fitch upgraded the ratings for NVE and the Utilities.  The rating for NVE’s senior unsecured debt was upgraded to BB from BB-.  The rating for the Utilities’ senior secured debt was upgraded to BBB from BBB- and the senior unsecured debt of NPC to BB+ from BB.  The rating outlook was revised from positive to stable.  As of June 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
NVE	Sr. Unsecured Debt	BB	Ba3	BB
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Not rated	BB+
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
                       *Investment grade

S&P’s, Moody’s and Fitch’s rating outlook for NVE, NPC and SPPC is Stable.

            A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and accordingly, each rating should be evaluated independently of all other ratings.

   Energy Supplier Matters

With respect to NPC’s and SPPC’s contracts for purchased power, NPC and SPPC purchase and sell electricity with counterparties under the WSPP agreement, an industry standard contract that NPC and SPPC use as members of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC and SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $68.2 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as required by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of June 30, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s and SPPC’s Financing Transactions, the Utilities shall reduce their availability under the Utilities’ revolving credit facilities for negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  The calculation of NPC’s and SPPC’s negative mark-to-market exposure as of May 31, 2010 was approximately $65.8 million and $21.4 million, respectively, which amount was in effect for borrowings during the month of June 2010.  Currently, the Utilities only have hedging contracts with counterparties who are also lenders on the revolving credit facilities; however, future contracts entered into with non-lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, the Utilities have suspended their hedging program, and as such, expect their exposure to negative mark-to-market hedging transactions to decline.  Currently, the Utilities only have hedging contracts with counterparties who are also lenders on the revolving credit facilities; however, future contracts entered into with non-

lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, the Utilities have suspended their hedging program, and as such, expect their exposure to negative mark-to-market hedging transactions to decline.

Ability to Issue Debt

   NV Energy, Inc.

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of June 30, 2010, NVE (consolidated) would be allowed to incur up to $1.9 billion of additional indebtedness, assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding this restriction, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of June 30, 2010, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $305.8 million not including any reductions for negative mark-to-market transactions.  See NPC’s and SPPC’s Ability to Issue Debt sections for further discussion of the Utilities’ limitations on ability to issue debt.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $29.8 million during the three months ended June 30, 2010, compared to net income of approximately $12.5 million for the same period in 2009.  During the six months ended June 30, 2010, NPC recognized net income of approximately $17.5 million compared to a net loss of approximately $22.7 million for the same period in 2009.

During the six months ended June 30, 2010, NPC paid $53 million in dividends to NVE.  On August 5, 2010, NPC declared an additional dividend to NVE of approximately $9 million.

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

NPC believes presenting gross margin allows the reader to assess the impact of NPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which NPC calculates as operating revenues less energy costs, provides a measure of income available to support the other operating expenses of NPC.  For reconciliation to operating income, see Note 2, Segment information in the Condensed Notes to Financial Statements.  Gross margin changes based on such factors as general base rate adjustments (which are required by statute to be filed every three years) and reflect NPC’s strategy to increase internal power generation versus purchased power, which generates no gross margin.

The components of gross margin were (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Operating Revenues:	$540,799	$575,769	-6.1%	$967,759	$1,012,298	-4.4%

Energy Costs:
Fuel for power generation	132,067	140,333	-5.9%	288,182	294,395	-2.1%
Purchased power	124,740	165,292	-24.5%	195,967	253,498	-22.7%
Deferred energy	39,960	59,809	-33.2%	59,423	97,999	-39.4%
	$296,767	$365,434	-18.8%	$543,572	$645,892	-15.8%

Gross Margin	$244,032	$210,335	16.0%	$424,187	$366,406	15.8%

Gross margin increased for both the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in BTGR revenue as a result of NPC’s 2008 GRC effective July 1, 2009.  Partially offsetting the increase was a change in customer usage patterns which may be attributable to economic conditions and conservation programs, unusually cool weather, decreased transmission revenue, as well as decreased revenue associated with renewable energy programs.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective years ended are provided below (dollars in thousands except for amounts per unit).

Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Operating Revenues:
Residential	$242,295	$263,556	-8.1%	$438,888	$454,926	-3.5%
Commercial	113,806	120,297	-5.4%	208,075	217,091	-4.2%
Industrial	168,747	171,895	-1.8%	288,395	299,934	-3.8%
Retail revenues	524,848	555,748	-5.6%	935,358	971,951	-3.8%
Other	15,951	20,021	-20.3%	32,401	40,347	-19.7%
Total Operating Revenues	$540,799	$575,769	-6.1%	$967,759	$1,012,298	-4.4%

Retail sales in thousands of MWhs	4,960	5,309	-6.6%	9,047	9,429	-4.1%

Average retail revenue per MWh	$105.82	$104.68	1.1%	$103.39	$103.08	0.3%

NPC’s retail revenues decreased for the three and six months ended June 30, 2010, as compared to the same period in 2009.

●
Residential retail revenues decreased primarily due to decreases in customer usage resulting from lower temperatures in the second quarter of 2010.  Decreased energy rates from NPC’s various BTER quarterly updates and deferred energy cases also contributed to the decrease while increases in general rates as a result of NPC’s 2008 GRC, effective July 1, 2009, partially offset these decreases (See Note 3, Regulatory Actions of the Notes to the Financial Statements).  For the three and six months ended June 30, 2010, the average number of Residential customers increased by 0.2% and decreased by 0.1% respectively, compared to the same period in the prior year.

●
Commercial and Industrial retail revenues decreased primarily due to decreased rates.  The winter general rates decreased as a result of NPC’s 2008 GRC effective July 1, 2009, and energy rates decreased as a result of NPC’s various BTER quarterly cases and deferred energy cases.  (See Note 3, Regulatory Actions of the Notes to the Financial Statements).  Commercial revenues decreased further due to decreases in customer usage resulting from lower temperatures in the second quarter of 2010.  These decreases were partially offset by increases in demand charges for Commercial and Industrial customers as a result of NPC’s 2008 GRC, effective July 1, 2009. (See Note 3, Regulatory Actions of the Notes to the Financial Statements).  For the three months ended June 30, 2010, the average number of Commercial customers increased by 0.5%, while the average number of Industrial customers decreased by 0.2% compared to the same period in the prior year. For the six months ended June 30, 2010, the average number of Commercial customers increased by 1.1%, while the average number of Industrial customers decreased by 0.1% compared to the same period in the prior year.

Electric Operating Revenues – Other decreased for the three and six months ended June 30, 2010, compared to the same period in 2009.  The decrease is primarily due to the expiration of a significant transmission agreement with Calpine Energy Services and decreases in sales for resale.

Energy Costs

Energy Costs include Fuel for Generation and Purchased Power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

●	Weather
●	Generation efficiency
●	Plant outages
●	Total system demand
●	Resource constraints
●	Transmission constraints
●	Natural gas constraints
●	Long-term contracts; and
●	Mandated power purchases

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Energy Costs
Fuel for Generation	$132,067	$140,333	-5.9%	$288,182	$294,395	-2.1%
Purchased Power	$124,740	$165,292	-24.5%	$195,967	$253,498	-22.7%
Energy Costs	$256,807	$305,625	-16.0%	$484,149	$547,893	-11.6%

MWhs
Fuel for Generation (in thousands)	3,699	4,083	-9.4%	7,130	7,690	-7.3%
Purchased Power (in thousands)	1,550	1,612	-3.8%	2,407	2,347	2.6%
Total MWhs	5,249	5,695	-7.8%	9,537	10,037	-5.0%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$35.70	$34.37	3.9%	$40.42	$38.28	5.6%
Average cost per MWh of Purchased Power	$80.48	$102.54	-21.5%	$81.42	$108.01	-24.6%
Average total cost per MWh	$48.92	$53.67	-8.8%	$50.77	$54.59	-7.0%

Energy Costs decreased for the three and six months ended June 30, 2010, compared to the same period in 2009 primarily due to a decrease in hedging costs and a decrease in total system demand, partially offset by higher natural gas prices. Volume for the three and six months ended June 30, 2010 decreased primarily due to cooler weather. The average cost per MWh for energy costs decreased primarily due to decreased hedging costs.

●
Fuel for Generation costs decreased for the three and six months ended June 30, 2010 primarily due to a decrease in volume and a decrease in hedging costs, partially offset by the higher cost of natural gas and the change in method of allocating electric tolling option expense between fuel for generation and purchased power which had no impact on gross margin or operating income. Volume decreased for the three and six months ended June 30, 2010 due primarily to outages within internal generation.  The average price per MWh increased for the three and six months due to an increase in natural gas costs and the change in method of allocating electric tolling option expense, partially offset by a decrease in hedging costs.

●
Purchased power costs and the average cost per MWh decreased for the three and six months ended June 30, 2010 primarily due to a decrease in hedging costs and the change in method of allocating electric tolling option expense, as discussed above and lower cost market prices for purchased power due to a decrease in demand.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Deferred energy	$39,960	$59,809	-33.2%	$59,423	$97,999	-39.4%

Deferred energy represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates.  To the extent actual costs exceed amounts recoverable through current rates, the excess is recognized as a reduction in costs.  Conversely, to the extent actual costs are less than amounts recoverable through current rates, the difference is recognized as an increase in costs.  Deferred energy also includes the current amortization of fuel and purchased power costs previously deferred.  Reference Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements for further detail of deferred energy balances.

Amounts for the three months ended June 30, 2010 and 2009 include amortization of deferred energy of $7.2 million and $10.6 million, respectively; and an over-collection of amounts recoverable in rates of $32.8 million and $49.2 million, respectively.  Amounts for the six months ended June 30, 2010 and 2009 include amortization of deferred energy of $15.3 million and $18.9 million, respectively; and an over-collection of amounts recoverable in rates of $44.1 million and $79.1 million, respectively.  Amortization for both the three and six month periods include amounts for the Western Energy Crisis Rate Case and the Reinstatement of deferred energy as discussed in Note 3, Regulatory Actions, of Notes to Financial Statements in NPC’s 2009 Form 10-K.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Other operating expense	$64,696	$68,057	-4.9%	$132,576	$138,250	-4.1%
Maintenance expense	$18,219	$18,732	-2.7%	$35,238	$46,266	-23.8%
Depreciation and amortization	$57,654	$53,510	7.7%	$112,755	$105,873	6.5%

Other operating expense decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to lower employee pension and benefit expenses and a reduction in accumulated provision for bad debt; partially offset by an increase in lease expense.

Maintenance expense decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to planned maintenance outages that occurred in 2009 at the Clark, Lenzie and Reid Gardner Generating Stations.  This decrease was partially offset by a 2010 planned major outage at the Silverhawk Generating Station and maintenance at the Higgins and Lenzie Generating Stations.

Depreciation and amortization increased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to a general increase in plant-in-service and the addition of transmission and distribution infrastructure.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest expense (net of AFUDC-debt: $5,444, $6,106, $9,976, $10,668)	$53,996	$57,137	-5.5%	$107,352	$112,180	-4.3%

Interest expense decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to lower interest on variable rate debt, and the partial redemption of Series 1997A in December 2009. Also contributing to the decrease was the expiration in 2009 of amortization of costs related to debt issues and redemptions, and lower interest on taxes and customer deposits.

Partially offsetting this decrease were higher credit facility balances in 2010, and increased interest expense due to the issuance of $500 million, Series V, General and Refunding Mortgage Notes in March 2009.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest Income (expense) on regulatory items	$(777)	$790	-198.4%	$(808)	$2,643	-130.6%
AFUDC-equity	$6,398	$7,552	-15.3%	$11,760	$13,173	-10.7%
Other income	$2,659	$12,608	-78.9%	$5,242	$14,950	-64.9%
Other expense	$(5,172)	$(7,591)	-31.9%	$(6,304)	$(10,798)	-41.6%

The change in interest income (expense) on regulatory items for the three and six months ended June 30, 2010, compared to the same period in 2009, is primarily due to over-collected deferred energy balances.  See Note 3, Regulatory Actions, for further details of deferred energy balances.

AFUDC-equity decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to completion of the Southern Operations Center in June 2009 and various construction projects, partially offset by construction at the Harry Allen Generating Station.

Other income decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, due to the settlement of outstanding legal matters in 2009 associated with the Natural Gas Provider case, as discussed further in Note 13, Commitments and Contingencies of the Notes to Financial Statements in the 2009 Form 10-K, and lower carrying charges for energy conservation programs in 2010. These were partially offset by higher interest on investments in 2010.

Other expense decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to adjustments resulting from NPC’s GRC in 2009, and the write-off of permitting costs in 2009, partially offset by an adjustment for excess power purchases in 2010.

ANALYSIS OF CASH FLOWS

Cash flows decreased slightly during the six months ended June 30, 2010, compared to the same period in 2009, due to a decrease in cash from financing activities, partially offset by a reduction in cash used for investing activities and an increase in cash from operating activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s 2008 GRC, prepayment of taxes in 2009, reduced funding for pension plans, a reduction in spending for conservation programs and other regulated activities and higher payments to vendors in 2009.  These increases were partially offset by a reduction in BTER rates charged to customers.

Cash Used By Investing Activities. Cash used by investing activities decreased mainly due to the slowdown in construction for infrastructure.

Cash From Financing Activities. Cash from financing activities decreased primarily due to the issuance of approximately $625 million in debt in 2009, a reduction in draws on the revolving credit facility, partially offset by higher dividend payments to NVE.

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

Available Liquidity as of June 30, 2010 (in millions)
NPC
Cash and Cash Equivalents	$46.9
Balance available on Revolving Credit Facility (1)	310.3
- Less reduction for hedging obligations (2)	(65.8)
$291.4

(1)
As of August 4, 2010, NPC had approximately $286.9 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging obligations reflects balances as of May 31, 2010.

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

NPC has no significant debt maturities in 2010.  NPC’s significant debt maturities in 2011 are limited to its $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.   As of August 4, 2010, NPC has borrowed

approximately $255 million on its $600 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including recovery of deferred energy, and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements, NPC will likely use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.    However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures, refinance debt or obtain funding through an equity issuance by NVE.

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

During the six months ended June 30, 2010, NPC paid dividends to NVE of approximately $53 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

NPC’s contractual obligations as reported in the 2009 Form 10-K, changed materially due to (i) the issuance of a new revolving credit facility in April 2010, as discussed under Financing Transactions and (ii) as discussed in the Executive Overview, the PUCN’s approval in July 2010 of seven long term renewable energy power purchase contracts, which are contingent upon the developers obtaining commercial operation and delivering energy.

 Financing Transactions

   $600 Million Revolving Credit Facility

In April 2010, NPC terminated its $589 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $600 million secured revolving credit facility, maturing in April 2013.  The fees on the $600 million revolving credit facility for the unused portion and on the amounts borrowed have increased from the prior facility reflecting current market conditions.  The Administrative Agent for the facility remains Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association).  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, NPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the availability under the revolving credit facility to NPC shall not be less than 50% of the total commitments there under.

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

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and revolving credit facility agreements, and the terms of certain NVE debt.  As of June 30, 2010, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $750 million in long-term debt, in addition to the use of its existing credit facilities.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of June 30, 2010, NPC has financing authority from the PUCN for the period ending December 31, 2010, consisting of authority (1) to issue additional long-term debt securities of up to $750 million; (2) to refinance up to approximately $471 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.  On June 30, 2010, NPC filed a financing application with the PUCN.  The application seeks a three-year extension to the authority set to expire in 2010, and requests new authority to refinance an additional $480 million of long-term debt securities.

b.
Financial covenants within NPC’s financing agreements – As stated in Financing Transactions above, NPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $600 million revolving credit agreement.  Under the $600 million revolving credit facility, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.    Based on June 30, 2010 financial statements, NPC was in compliance with this covenant and could incur up to $1.7 billion of additional indebtedness.

All other financial covenants contained in NPC’s financing agreements are suspended, as NPC’s senior secured debt is rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.9 billion.

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

The Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of June 30, 2010, $3.9 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $953 million of General and Refunding Mortgage Securities as of June 30, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under its credit facility, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO's:  Fitch, Moody’s and S&P.  On May 13, 2010, Fitch upgraded the ratings for NPC’s senior secured debt to BBB from BBB- and the senior unsecured debt to BB+ from BB, and revised the rating outlook from positive to stable.  As of June 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Not rated	BB+
 *  Investment grade

S&P’s, Moody’s and Fitch’s rating outlook for NPC is Stable.

            A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be evaluated independently of all other ratings.

   Energy Supplier Matters

With respect to NPC’s contracts for purchased power, NPC purchases and sells electricity with counterparties under the WSPP agreement, an industry standard contract that NPC uses as a member of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $68.2 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved Tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of June 30, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s Financing Transactions, the availability under NPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of NPC’s negative mark-to-market exposure as of May 31, 2010 was approximately $65.8 million, which amount was in effect for borrowings during the month of June 2010.  Currently, NPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require  NPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, NPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.
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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $11.3 million for the three months ended June 30, 2010, compared to net income of $14.8 million for the same period in 2009.  During the six months ended June 30, 2010, SPPC recognized net income of approximately $28.4 million compared to $33.9 million for the same period in 2009.

During the six months ended June 30, 2010, SPPC paid $25 million in dividends to NVE.  On August 5, 2010, SPPC declared an additional dividend to NVE of approximately $23 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Operating Revenues:
Electric	$204,151	$230,914	-11.6%	$414,132	$468,652	-11.6%
Gas	40,405	31,948	26.5%	120,425	112,941	6.6%
	$244,556	$262,862	-7.0%	$534,557	$581,593	-8.1%

Energy Costs:
Fuel for power generation	$49,595	$63,952	-22.4%	$115,099	$139,994	-17.8%
Purchased power	40,581	29,678	36.7%	76,717	66,859	14.7%
Gas purchased for resale	25,154	19,916	26.3%	90,713	90,188	0.6%
Deferred energy-electric	8,725	29,780	-70.7%	7,225	41,576	-82.6%
Deferred energy-gas	6,248	3,988	56.7%	5,851	(363)	-1,711.8%
	$130,303	$147,314	-11.5%	$295,605	$338,254	-12.6%

Energy Costs by Segment:
Electric	$98,901	$123,410	-19.9%	$199,041	$248,429	-19.9%
Gas	31,402	23,904	31.4%	96,564	89,825	7.5%
	$130,303	$147,314	-11.5%	$295,605	$338,254	-12.6%

Gross Margin by Segment:
Electric	$105,250	$107,504	-2.1%	$215,091	$220,223	-2.3%
Gas	9,003	8,044	11.9%	23,861	23,116	3.2%
	$114,253	$115,548	-1.1%	$238,952	$243,339	-1.8%

Electric gross margin decreased for both the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to a decrease in commercial usage which may be attributable to economic conditions and conservation programs, decreased revenues associated with renewable energy programs, and colder weather.  Partially offsetting the decrease was a slight increase in revenues from California customers as a result of the California GRC, with rates that became effective December 2009.

Gas gross margin increased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to increased customer usage as a result of colder weather.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from Prior Year %			Change from Prior Year %
	2010	2009		2010	2009
Electric operating revenues:
Residential	$70,363	$75,908	-7.3%	$153,522	$169,693	-9.5%
Commercial	81,643	98,066	-16.7%	158,618	188,504	-15.9%
Industrial	44,830	49,277	-9.0%	87,462	95,344	-8.3%
Retail revenues	196,836	223,251	-11.8%	399,602	453,541	-11.9%
Other	7,315	7,663	-4.5%	14,530	15,111	-3.8%
Total revenues	$204,151	$230,914	-11.6%	$414,132	$468,652	-11.6%

Retail sales in thousands of MWhs	1,923	1,942	-1.0%	3,883	3,922	-1.0%

Average retail revenue per MWh	$102.36	$114.96	-11.0%	$102.91	$115.64	-11.0%

SPPC’s retail revenues decreased for the three and six months ended June 30, 2010, as compared to the same period in 2009, primarily due to decreases in retail rates as a result of SPPC’s various BTER quarterly updates and the annual Deferred Energy case effective October 1, 2009.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K. These decreases were partially offset by increased industrial usage primarily due to a gold mining customer which resumed operations in October 2009 and increased customer usage as a result of colder 2010 spring temperatures.  For the three months ended June 30, 2010, the average number of residential and commercial customers increased 0.2% and 0.3% respectively while the average number of industrial customers decreased 1.7%.  For the six months ended June 30, 2010, the average number of residential customers did not change, the average number of commercial customers increased 0.2% and the average number of industrial customers decreased 1.9%.  The decrease in industrial customers is primarily due to the migration of several customers to commercial tariffs.

Electric Operating Revenues – Other decreased for the three and six month period ended June 30, 2010, compared to the same period in 2009, primarily due to decreased sales of wholesale power to other utilities.

Gas Operating Revenues

	Three Months			Six Months
	Ended June 30,			Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Gas operating revenues:
Residential	$20,382	$17,788	14.6%	$62,745	$63,670	-1.5%
Commercial	8,916	8,439	5.7%	29,397	30,279	-2.9%
Industrial	3,505	3,733	-6.1%	9,444	9,625	-1.9%
Retail revenues	32,803	29,960	9.5%	101,586	103,574	-1.9%
Wholesale revenue	7,007	1,426	391.4%	17,569	8,160	115.3%
Miscellaneous	595	562	5.9%	1,270	1,207	5.2%
Total revenues	$40,405	$31,948	26.5%	$120,425	$112,941	6.6%

Retail sales in thousands of Dths	2,852	2,260	26.2%	8,836	8,366	5.6%

Average retail revenue per Dth	$11.50	$13.26	-13.3%	$11.50	$12.38	-7.1%

SPPC’s retail gas revenues increased for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in customer usage as a result of cooler temperatures in the second quarter of 2010.  These increases were partially offset by decreased retail rates as a result of SPPC’s 2009 Natural Gas and Propane Deferred Rate Case and BTER quarterly updates.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K.  The average number of retail customers increased by 0.7% for the three months ended June 30, 2010.

SPPC’S retail gas revenues decreased for the six months ended June 30, 2010, as compared to the same period in 2009, primarily due to decreased rates as a result of SPPC’s 2009 Natural Gas and Propane Deferred Rate Case and BTER quarterly updates.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K. These decreases were partially offset by increased customer usage resulting from cooler temperatures in the second quarter of 2010.  The average number of retail customers increased by 0.7% for the six months ended June 30, 2010.

Wholesale revenues for the three and six months ended June 30, 2010, increased compared to the same periods in 2009, primarily due to excess availability of gas.

Energy Costs

Energy Costs include Purchased Power and Fuel for Generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of Purchased Power versus Fuel for Generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

●	Weather
●	Plant outages
●	Total system demand
●	Resource constraints
●	Transmission constraints
●	Gas transportation constraints
●	Natural gas constraints
●	Long-term contracts
●	Mandated power purchases; and
●	Generation efficiency

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Energy Costs:
Fuel for Generation	$49,595	$63,952	-22.4%	$115,099	$139,994	-17.8%
Purchased Power	$40,581	$29,678	36.7%	$76,717	$66,859	14.7%
Total Energy Costs	$90,176	$93,630	-3.7%	$191,816	$206,853	-7.3%

MWhs
Fuel for Generation (in thousands)	1,110	1,245	-10.8%	2,300	2,523	-8.8%
Purchased Power (in thousands)	1,007	845	19.2%	1,876	1,715	9.4%
Total MWhs	2,117	2,090	1.3%	4,176	4,238	-1.5%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$44.68	$51.37	-13.0%	$50.04	$55.49	-9.8%
Average cost per MWh of Purchased Power	$40.30	$35.12	14.7%	$40.89	$38.98	4.9%
Total average cost per MWh	$42.60	$44.80	-4.9%	$45.93	$48.81	-5.9%

Energy costs and the average cost per MWh decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to a decrease in hedging costs, partially offset by increased natural gas costs.    Total system demand for the three and six months ended June 30, 2010 remained relatively stable compared to the prior year.

●
Fuel for generation and the average cost per MWh for fuel for generation decreased for the three and six months ending June 30, 2010, compared to the same period in 2009, primarily due to lower costs from hedging instruments partially offset by an increase in natural gas costs.  Fuel for generation volume decreased due to outages at SPPC’s generating stations.

●
Purchase power costs, as a component of energy costs, and the average cost per MWh of purchased power increased primarily due to an increase in open market prices, which is a reflection of the increase in natural gas prices. Purchased power volume increased due to the outages discussed above.

Gas Purchased for Resale

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Gas purchased for resale	$25,154	$19,916	26.3%	$90,713	$90,188	0.6%

Gas purchased for resale (in thousands of Dths)	4,596	2,690	70.9%	12,892	10,471	23.1%

Average cost per Dth	$5.47	$7.40	-26.1%	$7.04	$8.61	-18.2%

Gas purchased for resale increased for the three and six months ended June 30, 2010, as compared to the same periods in 2009.  The increase is primarily due to an increase in natural gas prices, and increased volumes due to excess availability of gas for wholesale customers, partially offset by decreased costs associated with the settlement of hedging instruments.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Deferred energy - electric	$8,725	$29,780	-70.7%	$7,225	$41,576	-82.6%
Deferred energy - gas	6,248	3,988	56.7%	5,851	(363)	-1,711.8%
	$14,973	$33,768		$13,076	$41,213

Deferred energy represents the difference between actual fuel and purchased power costs incurred during the period and amounts recoverable through current rates.  To the extent actual costs exceed amounts recoverable through current rates the excess is recognized as a reduction in costs.  Conversely to the extent actual costs are less than amounts recoverable through current rates the difference is recognized as an increase in costs.  Deferred energy also includes the current amortization of fuel and purchased power costs previously deferred Reference Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements for further detail of deferred energy balances.

Deferred energy – electric for the three months ended June 30, 2010 and 2009 reflect amortization of deferred energy costs of ($5.4) million and ($0.4) million respectively; and an over-collection of amounts recoverable in rates of $14.1 million and $30.2 million, respectively.  For the six months ended June 30, 2010 and 2009, amortization of deferred energy was ($11.2) million and ($1.2) million, respectively; with an over-collection of amounts recoverable in rates of $18.4 million and $42.8 million, respectively.

Deferred energy – gas for the three months ended June 30, 2010 and 2009 reflect amortization of deferred energy of ($1.6) million, and $0.0 million, respectively; and an over-collection of amounts recoverable in rates of $7.9 million and $4.0 million, respectively.  For the six months ended June 30, 2010 and 2009, amortization of deferred energy was ($5.1) million and $0.0 million, respectively; with an over-collection of amounts recoverable in rates of $11.0 million in 2010 and under-collection of $0.4 million in 2009.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Other operating expense	$38,288	$40,890	-6.4%	$78,960	$84,905	-7.0%
Maintenance expense	$10,641	$8,900	19.6%	$19,351	$15,766	22.7%
Depreciation and amortization	$27,042	$26,813	0.9%	$52,889	$52,498	0.7%

Other operating expense decreased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to lower employee pension and benefit expenses and lower costs associated with renewable energy programs; partially offset by costs related to the involuntary severance program.

Maintenance expense increased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to a scheduled major outage at the Valmy Generating Station and combustion turbine maintenance at the Tracy Generating Station.

Depreciation and amortization increased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to regular system growth in plant-in-service.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest expense (net of AFUDC-debt: $482, $915, $888, $1,500)	$17,113	$16,759	2.1%	$34,158	$34,686	-1.5%

Interest expense increased for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009, partially offset by interest savings related to the partial redemption of $73.3 million of the $325 million Series P General and Refunding Mortgage Bonds in December 2009, lower interest on credit facility balances, and lower interest rates on variable rate debt. See Note 4, Long-Term Debt, of the Notes to Financial Statements of the 2009 Form 10-K for additional information regarding long-term debt.

Interest expense decreased slightly for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the amortization of premiums associated with the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009, offset by the items noted above for the three months ended June 30. See Note 4, Long-Term Debt, of the Notes to Financial Statements of the 2009 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest Income (expense) on regulatory items	$(2,220)	$(1,044)	112.6%	$(4,260)	$(1,717)	148.1%
AFUDC-equity	$740	$996	-25.7%	$1,331	$1,593	-16.5%
Other income	$10,142	$5,792	75.1%	$11,897	$8,507	39.8%
Other expense	$(4,401)	$(1,797)	144.9%	$(6,270)	$(3,788)	65.5%

Interest expense on regulatory items increased for the three and six months ended June 30, 2010, compared to the same period in 2009, due to higher over-collected deferred energy balances in 2010.

AFUDC-equity decreased for the three and six months ended June 30, 2010 compared to the same period in 2009, primarily due to a decrease in construction.

Other income increased for the three and six months ended June 30, 2010, compared to the same period in 2009, primarily due to the gain on sale for the Independence Lake property in 2010, and further discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, partially offset by a gain recognized on the sale of the Farad hydro units in 2009 and interest received for tax refunds in 2009.

Other expense increased for the three and six months ended June 30, 2010, compared to the same period in 2009, due to an increase in donations and advertising, and losses on investments in 2010.

ANALYSIS OF CASH FLOWS

Cash flows increased during the six months ended June 30, 2010, compared to the same period in 2009, primarily due to a decrease in cash used by investing activities and a decrease in cash used by financing activities, partially offset by a slight decrease in cash from operating activities.

Cash From Operating Activities.  The decrease in cash from operating activities was primarily due to reductions in BTER rates charged to customers and increased spending on energy conservation programs. These decreases were partially offset by a decrease in funding for pension plans compared to the same period in 2009.

Cash Used By Investing Activities.  Cash used by investing activities decreased due to the slowdown in construction for infrastructure and proceeds from the sale of non-utility property.

Cash Used By Financing Activities. The decrease in cash used by financing activities is primarily due to a reduction in draws on SPPC’s revolving credit facility, a decrease in dividend payments, and a decrease in capital contributions from NVE.

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

Available Liquidity as of June 30, 2010 (in millions)
SPPC
Cash and Cash Equivalents	$67.0
Balance available on Revolving Credit Facility (1)	233.9
- Less Reduction for Hedging Obligations (2)	(21.4)
$279.5

(1)
As of August 4,  2010, SPPC had approximately $217.1 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging obligations reflect balance as of May 31, 2010.

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

SPPC has no significant debt maturities in 2010 or 2011.  As of August 4, 2010, SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

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

During the six months ended June 30, 2010, SPPC paid dividends to NVE of $25 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the six months ended June 30, 2010 there were no material changes to contractual obligations as set forth in SPPC’s 2009 Form 10-K, except in April 2010, SPPC entered into a new revolving credit facility, as discussed under Financing Transactions.

Financing Transactions

$250 Million Revolving Credit Facility

In April 2010, SPPC terminated its $332 million secured revolving credit facility which would have expired in November 2010 and replaced it with a $250 million secured revolving credit facility, maturing in April 2013.  The fees on the $250 million revolving credit facility for the unused portion and on the amounts borrowed have increased from the prior facility reflecting current market conditions.  The Administrative Agent for the facility is Bank of America, N.A.  The rate for outstanding loans under the revolving credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus ½ of 1.0% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon NPC’s credit rating by S&P and Moody’s.  Currently, SPPC’s applicable base rate margin is 1.25% and the LIBOR rate margin is 2.25%.  The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the availability under the revolving credit facility to SPPC shall not be less than 50% of the total commitments there under.

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

Factors Affecting Liquidity

    Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of June 30, 2010, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of June 30, 2010, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million,

b.
Financial covenants within SPPC’s financing agreements – As stated in Financing Transactions above, SPPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $250 million revolving credit agreement.  Under the $250 million revolving credit facility, SPPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on June 30, 2010 financial statements, SPPC was in compliance with this covenant and could incur up to $855 million of additional indebtedness.

All other financial covenants contained in SPPC’s revolving credit facility and its financing agreements are suspended, as SPPC’s senior secured debt is rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.9 billion.

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

The Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of June 30, 2010, $1.7 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $735.6 million of General and Refunding Mortgage Securities as of June 30, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under its credit facility, the potential exposure of SPPC to collateral calls under various contracts and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations: Fitch, Moody’s and S&P.  On May 13, 2010, Fitch upgraded the rating for SPPC’s senior secured debt to BBB from BBB- and revised the rating outlook from positive to stable.  As of June 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
                  *  Investment grade

S&P’s, Moody’s and Fitch’s rating outlook for SPPC is Stable.

 A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be evaluated independently of all other ratings.

    Energy Supplier Matters

With respect to SPPC’s contracts for purchased power, SPPC purchases and sells electricity with counterparties under the WSPP agreement, an industry standard contract that SPPC uses as a member of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of June 30, 2010 for all suppliers continuing to provide power under a WSPP agreement no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under SPPC’s Financing Transactions, the availability under SPPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of SPPC’s negative mark-to-market exposure as of May 31, 2010 was approximately $21.4 million, which amount was in effect for borrowings during the month of June 2010.  Currently, SPPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require SPPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, SPPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.

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

The Utilities are required to file annual electric and gas DEAA cases on March 1 as mandated by the 2007 Nevada Legislature, quarterly BTER updates for the Utilities’ electric and gas departments, and triennial GRCs in Nevada.  A DEAA case is filed to recover or refund any under or over collection of prior energy costs and the BTER updates recover current energy costs.  As of June 30, 2010, NPC’s and SPPC’s balance sheets included credits of approximately $9.6 million and $137.2 million, respectively, of deferred energy costs of which credits of $101 million and $117.5 million  are requested in the 2010 DEAA filings made by the utilities.  Refer to Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  A GRC filing is to set rates to recover operation and maintenance expenses, depreciation, taxes and provide a return on invested capital.

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

ITEM 3A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2010, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	June 30, 2010
	Expected Maturity Date
								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$63,670	$-	$230,039	$191,500	$485,209	$493,591
Average Interest Rate	-	-	7.80%	-	8.63%	6.75%	7.78%

NPC
Fixed Rate	$-	$364,000	$130,000	$-	$125,000	$2,717,050	$3,336,050	$3,700,779
Average Interest Rate	-	8.14%	6.50%	-	7.38%	6.50%	6.72%
Variable Rate	$-	$-	$-	$275,000	$-	$173,775	$448,775	$448,775
Average Interest Rate	-	-	-	2.61%	-	0.78%	1.90%

SPPC
Fixed Rate	$-	$-	$100,000	$250,000	$-	$701,742	$1,051,742	$1,165,503
Average Interest Rate	-	-	6.25%	5.45%	-	6.27%	6.07%
Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$214,675
Average Interest Rate	-	-	-	-	-	0.73%	0.73%

Total Debt	$-	$364,000	$293,670	$525,000	$355,039	$3,998,742	$5,536,451	$6,023,323

Commodity Price Risk

See the 2009 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2009.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $68.5 million as of June 30, 2010, which compares to balances of $73.2 million at December 31, 2009.  The decrease from December 31, 2009 is primarily due to the decrease in prices of natural gas and power during the first two quarters of 2010.

ITEM 4 and 4T.                                           CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2010, the registrants’ disclosure controls and procedures were effective.

(b)	Change in internal controls over financial reporting.

There were no changes in internal controls over financial reporting in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

The FERC established a formal settlement discussion protocol for bilateral settlement discussions with other respondents, including Allegheny Energy Supply Company, American Electric Power Service Corporation and BP Energy, and stayed the case pending settlement discussions.  The Utilities, together with other interested parties including the Nevada BCP, have settled and resolved all claims against BP Energy (“BP Settlement”).  On August 25, 2009, the BP Settlement received final approval by the FERC, under which BP Energy was ordered to settle with NPC for an immaterial amount in return for NPC and the BCP’s release of all claims against BP Energy.  On November 19, 2009, the Utilities, together with other interested parties, executed a settlement agreement with American Electric Power Service Corporation (“AEP Settlement”).  On December 23, 2009, the AEP Settlement received final approval by the FERC, under which AEP was ordered to settle with the Utilities for an immaterial amount in return for a release of all claims by the Utilities and BCP against AEP.  This amount was received in February 2010 from AEP in fulfillment of its obligations under the settlement agreement. The Utilities had previously negotiated settlements with Duke Energy Trading and Marketing, Morgan Stanley Capital Group, El Paso Merchant Energy, now known as El Paso Marketing L.P., Calpine Energy Services and Enron.  The Utilities reached an agreement in principle under FERC settlement procedures with Allegheny Energy Supply Company.  Management cannot predict the timing or outcome of a decision in this matter.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in the Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarter ended March 31, 2010.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc.:

10.1	Employment letter dated April 28, 2010 for Dilek Samil.

          Nevada Power Company:

10.2	Revolving Credit Facility dated April 28, 2010 between Nevada Power Company and Wells Fargo, N.A., as administrative agent for the lenders.

          Sierra Pacific Power Company:

10.3	Revolving Credit Facility dated April 28, 2010 between Sierra Pacific Power Company and Bank of America, N.A., as administrative agent for the lenders.

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: August 6, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: August 6, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: August 6, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)