Form 10-Q
period 2010-09-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-10-29
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common Stock, $1.00 par value of NV Energy, Inc.	235,176,008 Shares

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

NV ENERGY, INC. NEVADA POWER COMPANY SIERRA PACIFIC POWER COMPANY QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010 TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
Acronyms & Terms		3

ITEM 1.	Financial Statements

	NV Energy, Inc.
	Consolidated Income Statements – Three and Nine Months Ended September 30, 2010 and 2009	5
	Consolidated Balance Sheet – September 30, 2010 and December 31, 2009	6
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009	8
	Nevada Power Company
	Consolidated Income Statements – Three and Nine Months Ended September 30, 2010 and 2009	9
	Consolidated Balance Sheet – September 30, 2010 and December 31, 2009	10
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009	12
	Sierra Pacific Power Company
	Consolidated Income Statements – Three and Nine Months Ended September 30, 2010 and 2009	13
	Consolidated Balance Sheet – September 30, 2010 and December 31, 2009	14
	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and 2009	16
	Condensed Notes to Financial Statements
	Note 1. Summary of Significant Accounting policies	17
	Note 2. Segment Information	18
	Note 3. Regulatory Actions	20
	Note 4. Long-Term Debt	22
	Note 5. Fair Value of Financial Instruments	23
	Note 6. Derivatives and Hedging Activities	23
	Note 7. Retirement Plan and Post-Retirement Benefits	25
	Note 8. Commitments and Contingencies	28
	Note 9. Earnings Per Share (NVE)	30
	Note 10. Assets Held for Sale	31
	Note 11. Shareholders’ Equity	32

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

	NV Energy, Inc.	41
	Nevada Power Company	45
	Sierra Pacific Power Company	53

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	64

ITEM 4 and 4T.	Controls and Procedures	64

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	65
ITEM 1A.	Risk Factors	65
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3.	Defaults Upon Senior Securities	65
ITEM 5.	Other Information	66
ITEM 6.	Exhibits	67

Signature Page and Certifications		69

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2009 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K, as amended by a Form 10-K/A, for the year ended December 31, 2009
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
ASD	Advanced Service Delivery (now known as NV Energize)
ASU	Accounting Standards Update
BCP	Bureau of Consumer Protection
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
Clark Generating Station	550 megawatt nominally rated William Clark Generating Station
CPUC	California Public Utilities Commission
CWIP	Construction Work-In-Progress
d/b/a	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DOE	Department of Energy
DSM	Demand Side Management
Dth	Decatherm
EEC	Ely Energy Center
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
LIBOR	London Interbank Offered Rate
MMBtu	Million British Thermal Units
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$600 million Revolving Credit Facility entered into in April 2010 between NPC and Wells Fargo, N.A., as administrative agent for the lenders a party thereto
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	Advanced Service Delivery (formerly known as ASD)
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Renewable Energy Portfolio Standard
PPA	Purchased Power Agreement
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in April 2010 between SPPC and Bank of America, N.A., as administrative agent for the lenders a party thereto
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company N.A., as Trustee
TMWA	Truckee Meadows Water Authority

Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
TUA	Transmission Use and Capacity Exchange Agreement, by and among Nevada Power Company (d/b/a NV Energy) and Sierra Pacific Power Company (d/b/a NV Energy) and Great Basin Transmission, LLC, dated as of August 20, 2010
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$1,131,561	$1,219,007	$2,633,891	$2,812,915

OPERATING EXPENSES:
Fuel for power generation	247,233	250,085	650,514	684,474
Purchased power	249,854	313,828	522,538	634,185
Gas purchased for resale	10,823	11,269	101,536	101,457
Deferred energy	34,055	75,843	106,554	215,055
Other operating expenses	116,263	107,992	329,435	332,555
Maintenance	23,126	20,187	77,715	82,219
Depreciation and amortization	83,423	82,541	249,067	240,912
Taxes other than income	15,420	15,177	47,532	43,577
Total Operating Expenses	780,197	876,922	2,084,891	2,334,434
OPERATING INCOME	351,364	342,085	549,000	478,481

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $6,485, $3,679, $17,349 and $15,847)	(80,789)	(84,804)	(241,625)	(250,996)
Interest income (expense) on regulatory items	(3,685)	(1,799)	(8,753)	(873)
AFUDC-equity	7,824	4,327	20,915	19,093
Other income	9,246	7,749	30,524	31,209
Other expense	(4,313)	(2,387)	(17,038)	(17,425)
Total Other Income (Expense)	(71,717)	(76,914)	(215,977)	(218,992)
Income Before Income Tax Expense	279,647	265,171	333,023	259,489

Income tax expense	96,901	82,525	115,052	80,704

NET INCOME	$182,746	$182,646	$217,971	$178,785

Amount per share basic and diluted - (Note 9)
Net income per share - basic	$0.78	$0.78	$0.93	$0.76
Net income per share - diluted	$0.77	$0.78	$0.92	$0.76

Weighted Average Shares of Common Stock Outstanding - basic	235,117,058	234,629,761	234,991,208	234,479,605
Weighted Average Shares of Common Stock Outstanding - diluted	236,477,187	235,368,919	236,136,725	235,025,554
Dividends Declared Per Share of Common Stock	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$380,757	$62,706
Accounts receivable less allowance for uncollectible accounts:
2010 - $31,816; 2009 - $32,341	471,349	400,911
Materials, supplies and fuel, at average cost	118,546	124,040
Risk management assets (Note 6)	6,993	27,558
Income taxes receivable	13,839	-
Deferred income taxes	164,309	87,562
Other current assets	43,823	44,298
Total Current Assets	1,199,616	747,075

Utility Property:
Plant in service	10,990,794	10,833,622
Construction work-in-progress	964,648	716,128
Total	11,955,442	11,549,750
Less accumulated provision for depreciation	3,044,377	2,884,199
Total Utility Property, Net	8,911,065	8,665,551

Investments and other property, net	48,526	51,169

Deferred Charges and Other Assets:
Deferred energy (Note 3)	120,675	138,963
Regulatory assets	1,231,571	1,218,778
Regulatory asset for pension plans	254,033	264,892
Risk management assets (Note 6)	64	6,732
Other deferred charges and assets	151,014	173,145
Total Deferred Charges and Other Assets	1,757,357	1,802,510

Assets Held for Sale (Note 10)	152,399	147,158

TOTAL ASSETS	$12,068,963	$11,413,463

(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$356,538	$134,474
Accounts payable	324,488	352,000
Accrued expenses	118,641	134,328
Risk management liabilities (Note 6)	57,113	66,871
Deferred energy (Note 3)	307,889	191,405
Other current liabilities	69,334	67,301
Total Current Liabilities	1,234,003	946,379

Long-term debt	5,313,407	5,303,357

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,277,707	1,072,780
Deferred investment tax credit	20,385	22,541
Accrued retirement benefits	136,267	149,925
Risk management liabilities	915	2,233
Regulatory liabilities	410,455	386,019
Other deferred credits and liabilities	278,114	280,560
Total Deferred Credits and Other Liabilities	2,123,843	1,914,058

Liabilities Held for Sale (Note 10)	29,196	25,747

Shareholders' Equity:
Common stock ($1.00 par value; 350 million shares authorized; 235,172,624 and 234,834,169 issued and outstanding for 2010 and 2009, respectively)	235,173	234,834
Other paid-in capital	2,704,077	2,700,329
Retained earnings	435,658	295,247
Accumulated other comprehensive loss	(6,394)	(6,488)
Total Shareholders' Equity	3,368,514	3,223,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,068,963	$11,413,463

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$217,971	$178,785
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	249,067	240,912
Deferred taxes and deferred investment tax credit	129,459	115,389
AFUDC-equity	(20,915)	(19,093)
Deferred energy	134,969	221,321
Gain on sale of asset	(7,575)	-
Amortization of other regulatory assets	59,643	69,701
Deferred rate increase	(6,250)	(61,795)
Other, net	8,922	3,282
Changes in certain assets and liabilities:
Accounts receivable	(82,833)	(124,976)
Materials, supplies and fuel	5,883	3,246
Other current assets	475	5,602
Accounts payable	35,110	(28,001)
Accrued retirement benefits	(13,658)	(36,881)
Other current liabilities	(13,589)	(26,282)
Risk management assets and liabilities	10,086	3,175
Other deferred assets	(4,912)	(11,248)
Other regulatory assets	(41,679)	(52,671)
Other deferred liabilities	(4,850)	(25,291)
Net Cash from Operating Activities	655,324	455,175

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(520,175)	(670,023)
Proceeds from sale of asset	18,225	-
Customer advances for construction	(6,030)	(6,009)
Contributions in aid of construction	46,217	48,956
Investments and other property - net	(9,090)	(19)
Net Cash used by Investing Activities	(470,853)	(627,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	660,711	1,273,649
Retirement of long-term debt	(453,656)	(994,275)
Sale of Common Stock	4,086	4,162
Dividends paid	(77,561)	(70,401)
Net Cash from Financing Activities	133,580	213,135

Net Increase in Cash and Cash Equivalents	318,051	41,215
Beginning Balance in Cash and Cash Equivalents	62,706	54,359
Ending Balance in Cash and Cash Equivalents	$380,757	$95,574

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$264,974	$257,593
Income taxes	$14	$14
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$65,163	$76,006
Capital lease obligations incurred	$15,336	$-

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$872,986	$933,520	$1,840,745	$1,945,818

OPERATING EXPENSES:
Fuel for power generation	181,100	160,960	469,282	455,355
Purchased power	216,309	288,248	412,276	541,746
Deferred energy	22,296	46,911	81,719	144,910
Other operating expenses	75,798	68,521	208,374	206,771
Maintenance	15,707	12,014	50,945	58,280
Depreciation and amortization	56,575	54,996	169,330	160,869
Taxes other than income	9,038	8,970	28,857	26,394
Total Operating Expenses	576,823	640,620	1,420,783	1,594,325
OPERATING INCOME	296,163	292,900	419,962	351,493

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $5,787, $2,815, $15,763 and $13,483)	(54,144)	(58,355)	(161,496)	(170,535)
Interest income (expense) on regulatory items	(1,157)	248	(1,965)	2,891
AFUDC-equity	6,795	3,385	18,555	16,558
Other income	3,842	3,776	9,084	18,726
Other expense	(3,034)	(1,537)	(9,338)	(12,335)
Total Other Income (Expense)	(47,698)	(52,483)	(145,160)	(144,695)
Income Before Income Tax Expense	248,465	240,417	274,802	206,798

Income tax expense	84,337	76,826	93,216	65,857

NET INCOME	$164,128	$163,591	$181,586	$140,941

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$265,674	$42,609
Accounts receivable less allowance for uncollectible accounts:
2010 - $29,493; 2009 - $29,375	362,637	254,027
Materials, supplies and fuel, at average cost	64,795	69,176
Risk management assets (Note 6)	5,944	21,902
Intercompany income taxes receivable	10,356	10,356
Deferred income taxes	120,642	58,425
Other current assets	27,622	27,855
Total Current Assets	857,670	484,350

Utility Property:
Plant in service	7,500,812	7,414,432
Construction work-in-progress	861,231	627,026
Total	8,362,043	8,041,458
Less accumulated provision for depreciation	1,839,243	1,727,710
Total Utility Property, Net	6,522,800	6,313,748

Investments and other property, net	42,481	41,167

Deferred Charges and Other Assets:
Deferred energy (Note 3)	120,675	138,963
Regulatory assets	880,171	856,769
Regulatory asset for pension plans	124,016	129,709
Risk management assets (Note 6)	64	5,590
Other deferred charges and assets	111,420	126,075
Total Deferred Charges and Other Assets	1,236,346	1,257,106

TOTAL ASSETS	$8,659,297	$8,096,371

(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$356,538	$119,474
Accounts payable	220,153	249,962
Accounts payable, affiliated companies	29,884	32,414
Accrued expenses	76,880	86,983
Risk management liabilities (Note 6)	38,593	39,122
Deferred energy (Note 3)	157,577	74,129
Other current liabilities	53,933	52,306
Total Current Liabilities	933,558	654,390

Long-term debt	3,546,724	3,535,440

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	953,645	794,890
Deferred investment tax credit	7,843	8,698
Accrued retirement benefits	26,358	39,678
Risk management liabilities (Note 6)	682	1,165
Regulatory liabilities	218,402	210,287
Other deferred credits and liabilities	202,410	201,784
Total Deferred Credits and Other Liabilities	1,409,340	1,256,502

Shareholder's Equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding for 2010 and 2009	1	1
Other paid-in capital	2,254,189	2,254,189
Retained earnings	518,931	399,345
Accumulated other comprehensive loss	(3,446)	(3,496)
Total Shareholder's Equity	2,769,675	2,650,039

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,659,297	$8,096,371

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$181,586	$140,941
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	169,330	160,869
Deferred taxes and deferred investment tax credit	93,730	100,126
AFUDC-equity	(18,555)	(16,558)
Deferred energy	99,407	144,656
Amortization of other regulatory assets	41,415	41,791
Deferred rate increase	(6,250)	(61,795)
Other, net	3,085	5,507
Changes in certain assets and liabilities:
Accounts receivable	(108,609)	(162,390)
Materials, supplies and fuel	4,678	4,171
Other current assets	233	2,476
Accounts payable	27,249	3,323
Accrued retirement benefits	(13,320)	(29,766)
Other current liabilities	(8,474)	(20,891)
Risk management assets and liabilities	7,903	2,113
Other deferred assets	(2,214)	(8,453)
Other regulatory assets	(28,175)	(42,348)
Other deferred liabilities	(3,233)	(30,079)
Net Cash from Operating Activities	439,786	233,693

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(421,793)	(517,985)
Proceeds from sale of asset	3,254	-
Customer advances for construction	(3,891)	(1,974)
Contributions in aid of construction	42,034	42,561
Investments and other property - net	(99)	(94)
Net Cash used by Investing Activities	(380,495)	(477,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	637,975	944,326
Retirement of long-term debt	(412,201)	(628,837)
Dividends paid	(62,000)	(69,500)
Net Cash from Financing Activities	163,774	245,989

Net Increase in Cash and Cash Equivalents	223,065	2,190
Beginning Balance in Cash and Cash Equivalents	42,609	28,594
Ending Balance in Cash and Cash Equivalents	$265,674	$30,784

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$180,732	$171,955
Income taxes	$2	$2
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$57,638	$69,842
Capital lease obligations incurred	$15,336	$-

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Electric	$239,284	$265,734	$653,416	$734,386
Gas	19,286	19,745	139,711	132,686
Total Operating Revenues	258,570	285,479	793,127	867,072

OPERATING EXPENSES:
Fuel for power generation	66,133	89,125	181,232	229,119
Purchased power	33,545	25,580	110,262	92,439
Gas purchased for resale	10,823	11,269	101,536	101,457
Deferred energy - electric	9,964	26,646	17,189	68,222
Deferred energy - gas	1,795	2,286	7,646	1,923
Other operating expenses	39,490	38,843	118,450	123,748
Maintenance	7,419	8,173	26,770	23,939
Depreciation and amortization	26,848	27,545	79,737	80,043
Taxes other than income	6,330	6,162	18,494	17,046
Total Operating Expenses	202,347	235,629	661,316	737,936
OPERATING INCOME	56,223	49,850	131,811	129,136

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $698, $864, $1,586 and $2,364)	(16,983)	(16,787)	(51,141)	(51,473)
Interest income (expense) on regulatory items	(2,528)	(2,047)	(6,788)	(3,764)
AFUDC-equity	1,029	942	2,360	2,535
Other income	2,379	3,792	14,276	12,299
Other expense	(1,285)	(813)	(7,555)	(4,601)
Total Other Income (Expense)	(17,388)	(14,913)	(48,848)	(45,004)
Income Before Income Tax Expense	38,835	34,937	82,963	84,132

Income tax expense	14,373	10,671	30,066	25,926

NET INCOME	$24,462	$24,266	$52,897	$58,206

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$93,018	$14,359
Accounts receivable less allowance for uncollectible accounts:
2010 - $2,323; 2009 - $2,966	106,070	146,883
Materials, supplies and fuel, at average cost	53,709	54,802
Risk management assets (Note 6)	1,049	5,656
Intercompany income taxes receivable	10,351	19,315
Deferred income taxes	57,664	46,414
Other current assets	14,633	16,056
Total Current Assets	336,494	303,485

Utility Property:
Plant in service	3,489,982	3,419,190
Construction work-in-progress	103,417	89,102
Total	3,593,399	3,508,292
Less accumulated provision for depreciation	1,205,134	1,156,489
Total Utility Property, Net	2,388,265	2,351,803

Investments and other property, net	5,692	5,428

Deferred Charges and Other Assets:
Regulatory assets	351,400	362,009
Regulatory asset for pension plans	125,289	130,283
Risk management assets (Note 6)	-	1,142
Other deferred charges and assets	34,718	40,837
Total Deferred Charges and Other Assets	511,407	534,271

Assets Held for Sale (Note 10)	152,399	147,158

TOTAL ASSETS	$3,394,257	$3,342,145

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	September 30,	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt	$-	$15,000
Accounts payable	76,357	76,867
Accounts payable, affiliated companies	19,678	21,091
Accrued expenses	35,332	34,185
Risk management liabilities (Note 6)	18,520	27,749
Deferred energy (Note 3)	150,312	117,276
Other current liabilities	15,401	14,996
Total Current Liabilities	315,600	307,164

Long-term debt	1,281,138	1,282,225

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	379,092	350,802
Deferred investment tax credit	12,542	13,843
Accrued retirement benefits	102,915	104,854
Risk management liabilities (Note 6)	233	1,068
Regulatory liabilities	192,053	175,732
Other deferred credits and liabilities	67,307	71,452
Total Deferred Credits and Other Liabilities	754,142	717,751

Liabilities Held for Sale (Note 10)	29,196	25,747

Shareholder's Equity:
Common stock, $3.75 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding for 2010 and 2009	4	4
Other paid-in capital	1,111,260	1,111,260
Retained earnings	(94,704)	(99,601)
Accumulated other comprehensive loss	(2,379)	(2,405)
Total Shareholder's Equity	1,014,181	1,009,258

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,394,257	$3,342,145

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$52,897	$58,206
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	79,737	80,043
Deferred taxes and deferred investment tax credit	21,134	38,782
AFUDC-equity	(2,360)	(2,535)
Deferred energy	35,562	76,665
Gain on sale of asset	(7,575)	-
Amortization of other regulatory assets	18,056	27,361
Other, net	4,454	(2,444)
Changes in certain assets and liabilities:
Accounts receivable	51,221	59,312
Materials, supplies and fuel	1,184	(896)
Other current assets	1,423	3,391
Accounts payable	1,112	(27,013)
Accrued retirement benefits	(1,939)	(7,545)
Other current liabilities	1,615	2,285
Risk management assets and liabilities	2,183	1,062
Other deferred assets	(2,698)	(2,796)
Other regulatory assets	(13,504)	(10,323)
Other deferred liabilities	(2,691)	(32,505)
Net Cash from Operating Activities	239,811	261,050

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(111,476)	(152,038)
Proceeds from sale of asset	14,971	-
Customer advances for construction	(2,139)	(4,035)
Contributions in aid of construction	4,183	6,395
Investments and other property - net	(119)	76
Net Cash used by Investing Activities	(94,580)	(149,602)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	22,736	329,324
Retirement of long-term debt	(41,308)	(365,291)
Investment by parent company	-	90,300
Dividends paid	(48,000)	(128,800)
Net Cash used by Financing Activities	(66,572)	(74,467)

Net Increase (Decrease) in Cash and Cash Equivalents	78,659	36,981
Beginning Balance in Cash and Cash Equivalents	14,359	21,411
Ending Balance in Cash and Cash Equivalents	$93,018	$58,392

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$48,990	$50,387
Income taxes	$12	$12
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$7,525	$6,164

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

The results of operations and cash flows of NVE, NPC and SPPC for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Standards Updates

Consolidations of VIEs

In June 2009, the FASB amended existing guidance related to the Consolidation of VIEs.  NVE and the Utilities adopted this amendment on January 1, 2010.  The amendment no longer allows the scope exception for contracts which an entity was unable to obtain financial information from to be excluded from the primary beneficiary determination.  As a result, NVE and the Utilities will continually perform an analysis to determine whether their variable interests give it controlling financial interest in a VIE which would require consolidation.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  To identify potential variable interests, management reviewed contracts under leases, long term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as defined above, as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of September 30, 2010, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

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

NOTE 2.                 SEGMENT INFORMATION

The Utilities operate three regulated business segments which are NPC electric, SPPC electric and SPPC natural gas service, which are reported in accordance with Segment Reporting of the FASC.  Electric service is provided to Las Vegas and surrounding Clark County by NPC, and to northern Nevada and the Lake Tahoe area of California by SPPC.  Natural gas services are provided by SPPC in the Reno-Sparks area of Nevada.  Other information includes amounts below the quantitative thresholds for separate disclosure.

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

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2010	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$872,986	$239,284	$19,286	$258,570	$5	$1,131,561

Energy Costs:
Fuel for power generation	181,100	66,133	-	66,133	-	247,233
Purchased power	216,309	33,545	-	33,545	-	249,854
Gas purchased for resale	-	-	10,823	10,823	-	10,823
Deferred energy - net	22,296	9,964	1,795	11,759	-	34,055
	$419,705	$109,642	$12,618	$122,260	$-	$541,965

Gross Margin	$453,281	$129,642	$6,668	$136,310	$5	$589,596

Other operating expense	75,798			39,490	975	116,263
Maintenance	15,707			7,419	-	23,126
Depreciation and amortization	56,575			26,848	-	83,423
Taxes other than income	9,038			6,330	52	15,420

Operating Income (Loss)	$296,163			$56,223	$(1,022)	$351,364

Nine months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2010	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,840,745	$653,416	$139,711	$793,127	$19	$2,633,891

Energy Costs:
Fuel for power generation	469,282	181,232	-	181,232	-	650,514
Purchased power	412,276	110,262	-	110,262	-	522,538
Gas purchased for resale	-	-	101,536	101,536	-	101,536
Deferred energy - net	81,719	17,189	7,646	24,835	-	106,554
	$963,277	$308,683	$109,182	$417,865	$-	$1,381,142

Gross Margin	$877,468	$344,733	$30,529	$375,262	$19	$1,252,749

Other operating expense	208,374			118,450	2,611	329,435
Maintenance	50,945			26,770	-	77,715
Depreciation and amortization	169,330			79,737	-	249,067
Taxes other than income	28,857			18,494	181	47,532

Operating Income (Loss)	$419,962			$131,811	$(2,773)	$549,000

Three months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$933,520	$265,734	$19,745	$285,479	$8	$1,219,007

Energy Costs:
Fuel for power generation	160,960	89,125	-	89,125	-	250,085
Purchased power	288,248	25,580	-	25,580	-	313,828
Gas purchased for resale	-	-	11,269	11,269	-	11,269
Deferred energy - net	46,911	26,646	2,286	28,932	-	75,843
	$496,119	$141,351	$13,555	$154,906	$-	$651,025

Gross Margin	$437,401	$124,383	$6,190	$130,573	$8	$567,982

Other operating expense	68,521			38,843	628	107,992
Maintenance	12,014			8,173	-	20,187
Depreciation and amortization	54,996			27,545	-	82,541
Taxes other than income	8,970			6,162	45	15,177

Operating Income (Loss)	$292,900			$49,850	$(665)	$342,085

Nine months ended	NPC	SPPC	SPPC	SPPC	NVE	NVE
September 30, 2009	Electric	Electric	Gas	Total	Other	Consolidated
Operating Revenues	$1,945,818	$734,386	$132,686	$867,072	$25	$2,812,915

Energy Costs:
Fuel for power generation	455,355	229,119	-	229,119	-	684,474
Purchased power	541,746	92,439	-	92,439	-	634,185
Gas purchased for resale	-	-	101,457	101,457	-	101,457
Deferred energy - net	144,910	68,222	1,923	70,145	-	215,055
	$1,142,011	$389,780	$103,380	$493,160	$-	$1,635,171

Gross Margin	$803,807	$344,606	$29,306	$373,912	$25	$1,177,744

Other operating expense	206,771			123,748	2,036	332,555
Maintenance	58,280			23,939	-	82,219
Depreciation and amortization	160,869			80,043	-	240,912
Taxes other than income	26,394			17,046	137	43,577

Operating Income (Loss)	$351,493			$129,136	$(2,148)	$478,481

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of September 30, 2010 (dollars in thousands):

	September 30, 2010
Description	NPC Electric		SPPC Electric	SPPC Gas	NVE Total

Nevada Deferred Energy
Cumulative Balance authorized in 2010 DEAA	$(102,398)	(1)	$(100,625)	$(17,041)	$(220,064)
2010 Amortization	-		15,927	5,880	21,807
2010 Deferred Energy Over Collections (2)	(70,027)		(39,280)	(15,173)	(124,480)
Nevada Deferred Energy Balance at September 30, 2010 - Subtotal	$(172,425)		$(123,978)	$(26,334)	$(322,737)
Cumulative CPUC balance (2)	-		(1,684)	-	(1,684)
Reinstatement of deferred energy (effective 6/07, 10 years)	135,523		-	-	135,523

Total	$(36,902)		$(125,662)	$(26,334)	$(188,898)

Deferred Assets
Deferred energy	120,675		-	-	120,675
Current Liabilities
Deferred energy	(157,577)		(123,978)	(26,334)	(307,889)
Liabilities held for sale (3)	-		(1,684)	-	(1,684)
Total	$(36,902)		$(125,662)	$(26,334)	$(188,898)

(1)	Refer to NPC DEAA under “Settled Regulatory Actions” below for separate discussion regarding rate offset of this balance.
(2)	These deferred energy over collections will be filed in March 2011 DEAA filings.
(3)	Refer to Note 10, Assets Held For Sale.

Pending Regulatory Actions

   Sierra Pacific Power Company

SPPC California Divestiture Filing

In October 2009, SPPC and CalPeco filed an application with the CPUC requesting approval of the transaction in which SPPC has agreed to sell its California electric distribution and generation assets to CalPeco.  Upon closing of the transaction, SPPC will transfer to CalPeco all of its California electric distribution and generation assets and approximately 46,000 retail electric customers.  The CPUC held hearings in June 2010 and in October 2010 issued a decision approving the transaction.  Separately in December 2009, SPPC filed an application with the PUCN requesting PUCN approval of the transaction.   In July 2010, SPPC filed certain components of the transaction under its IRP process and requested consolidation with the previously filed application.  A decision from the PUCN is expected in December 2010.  See Note 10, Assets Held for Sale.

      SPPC Electric GRC

In June 2010, SPPC filed its statutorily required GRC for its Nevada electric operations.  In this GRC filing, SPPC requested the following:

●	Increase in general rates by $29.3 million, approximately a 3.87% increase;
●	ROE and ROR of 10.75% and 8.14%, respectively;
●	Authorization to recover new electric and common plant additions along with ordinary changes in operating expense, maintenance expense and administrative and general costs;
●
Authorization to amortize $8.4 million of development costs associated with the postponed EEC over six years and to defer $5.1 million for recovery until management’s final decision on how to proceed with the development of the EEC is determined.

If approved, the new rates would be effective January 1, 2011.   Hearings have begun and are expected to conclude in early November 2010.

SPPC Gas GRC

In June 2010, SPPC filed a GRC for its gas operations.  In this GRC, SPPC is requesting the following:

●	Increase in general rates by $4.3 million, approximately a 2.64% increase;
●	ROE and ROR of 10.75% and 5.48%, respectively;
●	Authorization to recover new gas and common plant additions along with ordinary changes in operating expense, maintenance expense and administrative and general costs.

If approved, the new rates would be effective January 1, 2011.  Hearings have begun and are expected to conclude in early November 2010.

Settled Regulatory Actions

Nevada Power Company

NPC DEAA

In March 2010, NPC filed an application to create a new DEAA rate.  In its application, NPC requested to refund $102 million of deferred fuel and purchased power costs.  Separately, NPC filed a petition to offset the NPC DEAA over collection (credit balance) of $102 million against the deferred BTGR debit balance of $95.8 million.  The BTGR debit balance of $95.8 million was a result of NPC’s 2008 GRC, which granted NPC approval to defer billings of its rate increase from July 1, 2009 to December 31, 2009 in a regulatory asset for which NPC recognized revenues for in 2009.  Reference NPC’s 2008 GRC in Note 3, Regulatory Actions, of the Notes to Financial Statements of the 2009 Form 10-K for additional information.  The PUCN consolidated both dockets for hearing purposes.

In September 2010, the PUCN accepted a stipulation for the DEAA and BTGR offset applications, which will result in an overall revenue decrease of $9.2 million or 0.41% for the period October 1, 2010 through December 31, 2011.

Sierra Pacific Power Company

SPPC Nevada Gas DEAA

In March 2010, SPPC filed an application to create a new DEAA rate.   In September, the PUCN accepted a stipulation to decrease rates by $8.3 million, a decrease of 4.69%, while refunding approximately $17 million of deferred gas costs.  The new DEAA rate became effective October 1, 2010.

SPPC Nevada Electric DEAA

    In March 2010, SPPC filed an application to create a new DEAA rate.   In September, the PUCN accepted a stipulation to decrease rates by $47.0 million, a decrease of 6.31%, while refunding $101 million of deferred fuel and purchased power costs. The new DEAA rate became effective October 1, 2010.

Utilities

Energy Efficiency Implementation Rate (EEIR) and Energy Efficiency Program Rate (EEPR)

         EEIR

In 2009, the Nevada Legislature passed Senate Bill 358, which required the PUCN to adopt regulations authorizing an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN.  As a result, the PUCN opened Docket No. 09-07016 to amend and adopt the regulation.  The regulation was adopted by the Legislature on July 22, 2010.   The Utilities will account for the effects of such regulation in accordance with FASC 980-605-25, Alternative Revenue Programs.  Accordingly, as of August 1, 2010, the Utilities are recording the amount of additional revenues which are objectively determinable and probable of recovery and are attributable to reduced kWh sales related to our energy efficiency programs, prior to their inclusion in rates.  As of September 30, 2010, NPC and SPPC recorded revenues of approximately $5.8 million and $3.1 million, respectively, with an offset to a regulatory asset for this program.  In March 2011, the Utilities will file an additional rate case to clear the accumulated regulatory asset account between August 1, 2010 and December 31, 2010, with rates effective in October 2011.  Additionally, in October 2010, the Utilities filed to set base rates beginning April 1, 2011 to recover approximately $35.1 million and $7.6 million for NPC and SPPC, respectively, for estimated reduced kWh sales related to our energy efficiency programs in 2011.  Annually, thereafter, the Utilities will file a rate case in March, to adjust rates and set a clearing rate or EEIR for over or under collected balances, effective in October of the same year.

         EEPR

In addition, the regulation approved the transition of the recovery of DSM program costs from general rates (filed every 3 years) to recovery through independent annual rate filings.  Accordingly, in their filing made in October 2010, the Utilities have requested to set base rates beginning April 1, 2011 to recover the cost of implementing DSM program costs of approximately $70.6 million and $12.1 million for NPC and SPPC, respectively.  Costs accumulated between August 1, 2010 and December 31, 2010 will be requested for recovery in the March 2011 filing with rates effective October 2011.  Thereafter, annual filings will be made in March with rates effective October of the same year.   Beginning August 1, 2010, the Utilities will net total DSM program costs with the DSM Base Rate recovery or EEPR and record the differential to a regulatory asset account and corresponding offset to expense.  However, as ordered by the PUCN, and since there will be no EEPR until April 1, 2011, all DSM program costs will continue to be accumulated in a regulatory asset account.  The new regulation will permit a more timely recovery of revenues to offset the expense of implementing demand side management programs.

NOTE 4.                      LONG-TERM DEBT

As of September 30, 2010, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NPC	SPPC	NVE Holding Co. and Other Subs.	NVE Consolidated
2010	$(287)	$-	$-	$(287)
2011	368,454	-	-	368,454
2012	134,822	100,000	63,670	298,492
2013	105,405	250,000	-	355,405
2014	128,513	-	230,039	358,552
	736,907	350,000	293,709	1,380,616
Thereafter	3,178,355	916,417	191,500	4,286,272
	3,915,262	1,266,417	485,209	5,666,888
Unamortized Premium (Discount) Amount	(12,000)	14,721	336	3,057
Total	$3,903,262	$1,281,138	$485,545	$5,669,945

Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their respective General and Refunding Mortgage Bonds are issued.

      NPC

General and Refunding Mortgage Notes, Series X

           On September 14, 2010, NPC issued and sold $250 million of its 5.375% General and Refunding Mortgage Notes, Series X, due 2040.  Of the approximately $247 million in net proceeds, $231 million was used on October 14, 2010 to redeem  (i) approximately $206 million in the aggregate principal amount of fixed rate unsecured tax-exempt local furnishing (“two-county”) bonds issued for NPC’s benefit and  (ii) approximately $20 million unsecured tax-exempt pollution control refunding revenue bonds issued for NPC’s benefit.  The remaining net proceeds of approximately $16 million were used to repay amounts outstanding under NPC’s revolving credit facility.

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

The $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the availability under the revolving credit facility to NPC shall in no event be less than 50% of the total commitments there under.  The calculation of NPC’s negative mark-to-market exposure as of August 31, 2010 was approximately $51.8 million, which amount was in effect for borrowings under the credit facility during the month of September 2010.

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

The $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the availability under the revolving credit facility to SPPC shall in no event be less than 50% of the total commitments there under.  The calculation of SPPC’s negative mark-to-market exposure as of August 31, 2010 was approximately $22.5 million, which amount was in effect for borrowings under the credit facility during the month of September 2010.

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

NOTE 5.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The September 30, 2010 carrying amount of cash and cash equivalents, current assets and current liabilities approximate fair value due to the short-term nature of these instruments.

The total fair value of NVE’s consolidated long-term debt at September 30, 2010, is estimated to be $5.9 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $5.6 billion as of December 31, 2009.

The total fair value of NPC’s consolidated long-term debt at September 30, 2010, is estimated to be $4.0 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $3.7 billion at December 31, 2009.

The total fair value of SPPC’s consolidated long-term debt at September 30, 2010, is estimated to be $1.4 billion (excluding current portion) based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value (excluding current portion) was estimated to be $1.3 billion as of December 31, 2009.

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

Interest Rate Risk

In August 2009, NPC entered into two interest rate swap agreements which terminate in 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding  Mortgage Notes, Series A, due 2011.  The interest rate swaps manage the existing fixed rate interest rate exposure with a variable interest rate in order to lower overall borrowing costs.  As allowed by the Regulated Operations Topic of the FASC, as of September 30, 2010, the fair value of the interest rate swaps were recorded as a Risk Management Asset with the corresponding offset recorded as a Risk Management Regulatory Liability and are included in the fair value table below.

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

	September 30, 2010			December 31, 2009
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current	$3.6	$2.6	$1.0	$11.9	$9.2	$2.7
Non-Current	0.1	0.1	-	1.9	1.4	0.5
Total	$3.7	$2.7	$1.0	$13.8	$10.6	$3.2

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities' nonperformance risk on their liabilities, which as of September 30, 2010, had an immaterial impact to the fair value of their derivative instruments.

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

	September 30, 2010			December 31, 2009
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC

Risk management assets- current (1)	$3.4	$3.4	$-	$15.7	$12.7	$3.0
Risk management assets- noncurrent	-	-	-	4.8	4.2	0.6
Total risk management assets	3.4	3.4	-	20.5	16.9	3.6

Risk management liabilities- current	57.1	38.6	18.5	66.9	39.1	27.8
Risk management liabilities- noncurrent	0.9	0.7	0.2	2.2	1.1	1.1
Total risk management liabilities	58.0	39.3	18.7	69.1	40.2	28.9

Risk management regulatory assets/liabilities – net (2)	$(54.6)	$(35.9)	$(18.7)	$(48.6)	$(23.3)	$(25.3)

(1)
Included in Risk management assets – current at September 30, 2010, is a $ 3.4 million cumulative gain for interest rate swaps with the offset recorded in the risk management regulatory assets/liabilities amounts above.

(2)
When amount is negative it represents a risk management regulatory asset, when positive it represents a risk management regulatory liability.  For the nine months ended September 30, 2010, NVE and NPC would have recorded a cumulative loss of $6.0 million, and $12.6 million, respectively; and SPPC would have recorded a cumulative gain of $6.6 million.  For the three months ended September 30, 2010, NVE, NPC and SPPC would have recorded gains of $18.7 million, $17.1 million and $1.6 million, respectively.  However, as permitted by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the risk management regulatory assets/liabilities amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  Risk management assets decreased as of September 30, 2010 as compared to December 31, 2009, due to settlements of derivative contracts and lower natural gas prices relative to contract prices and natural gas prices at December 31, 2009.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	September 30, 2010			December 31, 2009
	Commodity Volume (MMBTU)			Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume assets- current	-	-	-	47.1	40.7	6.4
Commodity volume assets- noncurrent	-	-	-	10.3	7.6	2.7
Total commodity volume of assets(1)	-	-	-	57.4	48.3	9.1

Commodity volume liabilities- current	33.4	23.8	9.6	51.7	32.7	19.0
Commodity volume liabilities- noncurrent	0.6	0.5	0.1	7.8	5.3	2.5
Total commodity volume of liabilities	34.0	24.3	9.7	59.5	38.0	21.5

(1)
The change in commodity volumes of assets and liabilities at September 30, 2010, as compared to December 31, 2009, is primarily due to the suspension of the Utilities’ hedging program as of October 2009.  As such, the Utilities’ exposure to mark-to-market hedging transactions has declined.

NOTE 7.                      RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

NVE has a single employer defined benefit pension and other postretirement plan covering substantially all employees of NVE and the Utilities.  NVE allocates the unfunded liability and net periodic benefit costs for its pension benefit and other postretirement benefit plans to NPC and SPPC based upon the current, or in the case of the retirees, previous, employment location.  A summary of the components of net periodic pension and other postretirement costs for the nine months ended September 30 follows.  This summary is based on a December 31, measurement date (dollars in thousands):

NVE, consolidated

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009

Service cost	$4,727	$4,709	$617	$577
Interest cost	10,718	11,036	2,184	2,637
Expected return on plan assets	(11,069)	(9,290)	(1,556)	(1,508)
Amortization of prior service cost	(448)	(448)	(972)	(171)
Amortization of net loss	3,777	6,894	1,085	1,273
Settlement loss	-	-	-	84

Net periodic benefit cost	$7,705	$12,901	$1,358	$2,892

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Service cost	$14,182	$14,128	$1,850	$1,732
Interest cost	32,154	33,109	6,551	7,912
Expected return on plan assets	(33,206)	(27,870)	(4,667)	(4,525)
Amortization of prior service cost	(1,345)	(1,345)	(2,917)	(514)
Amortization of net loss	11,329	20,681	3,256	3,818
Settlement loss	-	-	-	254

Net periodic benefit cost	$23,114	$38,703	$4,073	$8,677

The average percentage of NVE net periodic costs capitalized during 2010 and 2009 was 33.85% and 36.91%, respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009

Service cost	$2,392	$2,393	$353	$310
Interest cost	5,023	5,270	619	607
Expected return on plan assets	(5,362)	(4,462)	(567)	(509)
Amortization of prior service cost	(433)	(433)	236	289
Amortization of net loss	1,764	3,298	300	287
Settlement loss	-	-	-	19

Net periodic benefit cost	$3,384	$6,066	$941	$1,003

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Service cost	$7,175	$7,179	$1,060	$931
Interest cost	15,069	15,809	1,856	1,820
Expected return on plan assets	(16,085)	(13,385)	(1,702)	(1,528)
Amortization of prior service cost	(1,300)	(1,300)	709	868
Amortization of net loss	5,292	9,894	899	861
Settlement loss	-	-	-	57

Net periodic benefit cost	$10,151	$18,197	$2,822	$3,009

The average percentage of NVE net periodic costs capitalized during 2010 and 2009 was 36.34% and 39.79%, respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009

Service cost	$2,004	$2,061	$245	$251
Interest cost	5,389	5,471	1,547	2,014
Expected return on plan assets	(5,431)	(4,580)	(961)	(977)
Amortization of prior service cost	(26)	(26)	(1,213)	(465)
Amortization of net loss	1,969	3,425	777	978
Settlement loss	-	-	-	65

Net periodic benefit cost	$3,905	$6,351	$395	$1,866

	Pension Benefits		Other Postretirement Benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Service cost	$6,012	$6,184	$733	$755
Interest cost	16,167	16,414	4,640	6,041
Expected return on plan assets	(16,292)	(13,741)	(2,883)	(2,932)
Amortization of prior service cost	(78)	(78)	(3,638)	(1,394)
Amortization of net loss	5,907	10,276	2,332	2,934
Settlement loss	-	-	-	195

Net periodic benefit cost	$11,716	$19,055	$1,184	$5,599

The average percentage of NVE net periodic costs capitalized during 2010 and 2009 was 34.57% and 36.53%, respectively.

During the nine months ended September 30, 2010, the company made contributions to the pension plan totaling $30 million, which were allocated to the 2010 plan year.  At the present time, it is anticipated that additional funding will be required for both the pension and other postretirement benefits plans in 2010 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006; however, the amounts will not be known until asset values and market conditions can be evaluated at the time of the contribution.  Currently, NVE expects to fund an additional $10 million to the pension plan in 2010.

In March 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act of 2010.  One feature of this legislation is the elimination of the tax deductibility of employer health care costs for retiree prescription drug expenses that are reimbursed as part of the Medicare Part D federal subsidy.  NVE has not participated in the subsidy program since 2008, and therefore does not expect any significant impact on its financial statements as a result of this legislation.

In June 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law.  This legislation permits employers to choose between alternative amortization methods for shortfalls due to losses in asset market values.  The legislation is designed to reduce contributions to defined benefit pension plans by allowing them to be spread over a longer period of time.  NVE is currently evaluating the options and impact of this legislation, but does not believe it would need to avail itself of the benefits under this Act.  The estimated future contributions shown above do not take into account any possible impacts of this legislation.

NOTE 8.                       COMMITMENTS AND CONTINGENCIES

Contractual Obligations

During the nine months ended September 30, 2010, NVE and the Utilities entered into significant contracts which increased commitments as disclosed in the Form 10-K.

	2010	2011	2012	2013	2014	Thereafter	Total
Purchased Power - NPC(1)	$-	$169	$49,383	$57,181	$118,312	$4,213,645	$4,438,690
Transportation - NPC (2)	$4,700	$24,700	$30,400	$80,649	$92,149	$938,710	$1,171,308
Transportation - SPPC (2)	$900	$20,000	$20,500	$23,098	$23,598	$49,406	$137,502
Coal - NPC(3)	$-	$20,311	$33,886	$33,882	$34,402	$182,466	$304,947
Long-Term Service Agreements - NPC(4)	$3,378	$11,367	$12,040	$12,143	$11,415	$80,951	$131,294
Long-Term Service Agreement – SPPC(4)	$225	$4,562	$4,770	$4,567	$5,091	$27,820	$47,035
Capital Projects (5)	$125,000	$-	$-	$-	$-	$-	$125,000

(1)
Represents estimated payments under renewable energy power purchase contracts, which have been approved by the PUCN and are contingent upon the developers obtaining commercial operation and their ability to deliver energy.

(2)
Included in transportation is the TUA with GBT, of which NPC will be responsible for 95% and SPPC 5%, and is contingent upon certain conditions, final construction costs and reaching commercial operation, which is expected in late 2012, and other material transportation contracts.

(3)	Includes a 10 year long term agreement for the purchase of coal.
(4)	Amounts calculated based on estimated usage.
(5)	Represents the Utilities' aggregate 25% share in the estimated $500 million On Line project, of which NPC will be responsible for 95% and SPPC 5%.

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

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  As disclosed in Note 13, Commitments and Contingencies of the Notes to Financial Statements, Environmental, in the 2009 Form 10-K, NPC was subject to various environmental proceedings which were settled as of December 31, 2009.  NPC continues to comply with these environmental commitments.  As of September 30, 2010, environmental expenditures did not change materially from those disclosed in the 2009 Form 10-K.

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

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo Generating Station and the Mohave Generating Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  Initially, the DC Lawsuit sought $600 million in damages, treble damages and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.   The action had been stayed since October, 2004 until March, 2008, when the U.S. District Court lifted the stay.  On April 12, 2010, the Navajo Nation amended their complaint; it no longer seeks treble damages. The Court ordered substantial completion of factual discovery by the fourth quarter of 2010. Management cannot predict the timing or outcome of a decision on this matter.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada (the “Court”) on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC has requested the Court to reconsider the cash value to reflect rebuild costs. On July 10, 2009, the Court declined SPPC’s request to reconsider the cash value and further ordered that the three year period to replace the dam commences as of July 10, 2009 (Order). In early August 2009, SPPC appealed the Court’s $1.3 million cash value determination with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Subsequently, in August 2009, the Insurers appealed the Court’s insurance coverage decision with the Ninth Circuit  All briefings have been completed.  The Ninth Circuit ordered that arguments on the appeal be held in early November, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic EPS
Numerator ($000)

Net income	$182,746	$182,646	$217,971	$178,785

Denominator (1)
Weighted average number of common shares outstanding	235,117,058	234,629,761	234,991,208	234,479,605

Per Share Amounts

Net income per share - basic	$0.78	$0.78	$0.93	$0.76

Diluted EPS
Numerator ($000)

Net income	$182,746	$182,646	$217,971	$178,785

Denominator (1)
Weighted average number of shares outstanding before dilution	235,117,058	234,629,761	234,991,208	234,479,605
Stock options	35,973	37,132	30,818	23,983
Non-Employee Director stock plan	147,718	104,609	137,032	94,900
Employee stock purchase plan	9,463	10,058	6,186	8,247
Restricted Shares	87,613	13,307	69,322	9,542
Performance Shares	1,079,362	574,052	902,159	409,277
	236,477,187	235,368,919	236,136,725	235,025,554

Per Share Amounts

Net income per share - diluted	$0.77	$0.78	$0.92	$0.76

(1)
The denominator does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices being higher than market prices for all periods.  If the conditions for conversion were met under this plan, 701,190 and 707,950 shares would be included for the three and nine months ended September 30, 2010, respectively, and 731,505 and 850,596 shares would be included for the three and nine months ended September 30, 2009, respectively.

NOTE 10.                      ASSETS HELD FOR SALE

Sale of California Electric Distribution and Generation Assets

In April 2009, SPPC entered into an agreement to sell its California electric distribution and generation assets to CalPeco.  In connection with the sale of the assets, SPPC entered into a separate five year purchase power agreement to sell energy to CalPeco, contingent upon the completion of the sale of the assets.  Based on the terms of the purchase agreement, SPPC will receive proceeds that include a premium on current net rate base assets as of the closing date, plus a working capital adjustment.  Depending on certain closing adjustments, such proceeds are expected to be at or near current book value of the related net assets.  Net rate base assets include utility plant in service, net and deferred credits and other liabilities.  The sale is expected to close in the fourth quarter of 2010 and has been approved by the U.S. Department of Justice, the FERC and the CPUC. The PUCN is expected to rule on the sale in December 2010.

In accordance with FASB presentation accounting guidance for discontinued operations, ASC 205-10-20, the California asset sale met the “assets held for sale” criteria, but, did not meet the “component-of-an-entity” criteria.  The California electric distribution and generation assets held for sale do not have cash flows that can be clearly distinguished operationally from the rest of the entity because they do not operate individually, but rather as a part of SPPC’s whole operating system, which includes all of the electric distribution and generation assets owned by SPPC.

Below are the major classes of assets and liabilities held for sale and presented in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 (dollars in millions):

Assets	September 30, 2010	December 31, 2009

Utility Plant in Service	$194.3	$188.6
Less: Accumulated depreciation	54.5	55.4
Utility Plant in Service, net	139.8	133.2
CWIP	5.5	4.6
Other current assets	7.1	8.6
Deferred Charges	-	0.8

Assets Held for Sale	$152.4	$147.2

Liabilities
Deferred Credits and Other Liabilities	$29.2	$25.7
Liabilities Held for Sale	$29.2	$25.7

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

NOTE 11.                      SHAREHOLDERS’ EQUITY

Changes in Shareholders’ Equity

The following tables represent year-to-date changes in shareholders’ equity of NVE, NPC and SPPC (in thousands):

NVE
	Number of Common Shares Issued	Common Shareholders’ Equity

Balance at December 31, 2009	234,834	$3,223,922
Net Income	-	217,971
Accumulated Other Comprehensive Income	-	94
Common Stock Issued	339	339
Common Stock Dividends Declared	-	(77,561)
Stock Purchase and Dividend Reinvestment	-	2,009
Other	-	1,740
Balance at September 30, 2010	235,173	$3,368,514

Balance at December 31, 2008	234,317	$3,131,186
Net Income	-	178,785
Accumulated Other Comprehensive Income	-	81
Common Stock Issued	366	366
Common Stock Dividends Declared	-	(70,401)
Stock Purchase and Dividend Reinvestment	-	1,863
Other	-	1,940
Balance at September 30, 2009	234,683	$3,243,820

NPC
	Number of Common Shares Issued	Common Shareholder’s Equity

Balance at December 31, 2009	1	$2,650,039
Net Income	-	181,586
Accumulated Other Comprehensive Income	-	50
Common Stock Dividends Declared	-	(62,000)
Balance at September 30, 2010	1	$2,769,675

Balance at December 31, 2008	1	$2,627,567
Net Income	-	140,941
Accumulated Other Comprehensive Income	-	36
Common Stock Dividends Declared	-	(77,000)
Other	-	7
Balance at September 30, 2009	1	$2,691,551

SPPC
	Number of Common Shares Issued	Common Shareholder’s Equity

Balance at December 31, 2009	4	$1,009,258
Net Income	-	52,897
Accumulated Other Comprehensive Income	-	26
Common Stock Dividends Declared	-	(48,000)
Balance at September 30, 2010	4	$1,014,181

Balance at December 31, 2008	4	$877,961

Net Income	-	58,206
Accumulated Other Comprehensive Income	-	28
Common Stock Dividends Declared	-	(32,000)
Capital Contribution from Parent	-	90,300
Balance at September 30, 2009	4	$994,495

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date

May 4, 2010	$0.11 per share	June 16, 2010	June 1, 2010
August 5, 2010	$0.11 per share	September 22, 2010	September 7, 2010
October 28, 2010	$0.12 per share	December 22, 2010	December 7, 2010

NPC and SPPC paid dividends to NVE of $62 million and $48 million, respectively, for the nine months ended September 30, 2010.  NPC and SPPC declared an additional dividend to NVE on October 28, 2010, of $12 million and $60 million, respectively.

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

(6)
unseasonable or severe weather, drought, threat of wildfire and other natural phenomena, which could affect the Utilities’ customers’ demand for power, could seriously impact the Utilities’ ability and/or cost to procure adequate supplies of fuel or purchased power, could affect the amount of water available for electric generating plants in the Southwestern U.S., and could have other adverse effects on our business;

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

(9)
changes in environmental laws or regulations, including the imposition of limits on emissions of carbon dioxide or other greenhouse gases from electric generating facilities, which could significantly affect our existing operations as well as our construction program;

(10)
whether on remand to the Nevada State Engineer after the Nevada Supreme Court’s June 17, 2010, decision on rehearing in Great Basin Water Network, et al. v. Nevada State Engineer, a decision could be made to re-open certain permitted water rights of the Southern Nevada Water Authority, which are used to supply water to the Utilities' power production plants and service territories, which could adversely impact the operations of those plants and future growth and customer usage patterns;

(11)
whether the Utilities will be able to integrate the new advanced metering system with their billing and other computer information systems and whether the technologies and equipment will perform as expected, and in all other respects, meet operational, commercial and regulatory requirements;

(12)
employee workforce factors, including changes in and renewals of collective bargaining unit agreements, strikes or work stoppages, the ability to adjust the labor cost structure to changes in growth within our service territories, and potential difficulty in recruiting new talent to mitigate losses in critical knowledge and skill areas due to an aging workforce;

(13)
explosions, fires, accidents and mechanical breakdowns that may occur while operating and maintaining an electric and natural gas system in the Utilities’ service territory that can cause unplanned outages, reduce generating output, damage the Utilities’ assets or operations, subject the Utilities to third-party claims for property damage or personal injury, or result in the imposition of civil, criminal, or regulatory fines or penalties on the Utilities;

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

(15)	whether the Utilities will be able to continue to pay NVE dividends under the terms of their respective financing and credit agreements and limitations imposed by the Federal Power Act;

(16)
the discretion of NVE's BOD regarding NVE's future common stock dividends based on the BOD periodic consideration of factors ordinarily affecting dividend policy, such as current and prospective financial condition, earnings and liquidity, prospective business conditions, regulatory factors, and restrictions in NVE's and the Utilities' agreements;

(17)
further increases in the unfunded liability or changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension plan, which can affect future funding obligations, costs and pension plan liabilities;

(18)
the effect that any future terrorist attacks, wars, threats of war or pandemics may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the national economy in general; including the impact of acts of terrorism or vandalism that damage or disrupt information technology and systems owned by the Utilities, or third parties on which the Utilities rely;

(19)	changes in tax or accounting matters or other laws and regulations to which NVE or the Utilities are subject;

(20)
the effect of existing or future Nevada, California or federal legislation or regulations affecting electric industry restructuring, including laws or regulations which could allow additional customers to choose new electricity suppliers or change the conditions under which they may do so;

(21)
changes in the business of the Utilities’ major customers engaged in gold mining or gaming, including availability and cost of capital or power demands, which may result in changes in the demand for services of the Utilities, including the effect on the Nevada gaming industry of the opening of additional gaming establishments in California, other states and internationally; and

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

NVE recognized net income of $182.7 million for the three months ended September 30, 2010 compared to net income of $182.6 million for the same period in 2009.  NVE recognized net income of $218.0 million for the nine months ended September 30, 2010 compared to net income of $178.8 million for the same period in 2009.  The increase in net income for the three months ended September 30, 2010 compared to the same period in 2009 is primarily due to an increase in gross margin, for which a primary component is attributable to revenue recorded for reduced kWh sales related to our energy efficiency programs, as discussed in Note 3, Regulatory “Actions of the Condensed Notes to Financial Statements, and an increase in AFUDC.  This increase was partially offset by higher income taxes as a result of a lower tax effective rate in 2009, and increased operating and maintenance expense.  The increase in net income for the nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to increased rates as a result of NPC’s GRC, which was effective beginning July 1, 2009 and a decrease in other operating expenses, maintenance expense and interest expense, partially offset by higher income taxes as a result of a lower tax effective rate in 2009 and an increase in interest expense on regulatory items, primarily as a result of over-collected deferred energy balances.

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

2010 and Beyond Objectives and Challenges

For the remainder of 2010 and in 2011, management’s key objectives will remain focused on executing its three-part strategy of energy efficiency and conservation programs for its customers, purchase and development of renewable energy projects and construction of generating facilities and expansion of transmission capability.  A key objective in 2010 was to obtain PUCN approval of NPC’s IRP and to file SPPC’s IRP.  NPC received approval of its IRP and SPPC filed its IRP in July 2010. The approval of NPC’s IRP enables it to move forward with the three-part strategy by increasing the dollars spent on DSM projects, implementing the ASD initiative, now known as the NV Energize project, and constructing the ON Line transmission line, which will connect the northern and southern service area and also provide greater access to renewable energy resources.  See more discussion of NPC’s IRP approval under Other Significant Matters.  However, due to the economic uncertainty in Nevada, NVE’s execution of the three-part strategy will be a significant challenge.  Another challenge will be to further broaden our access to capital to fund the three-part strategy and maintain sufficient liquidity.

   Economic Conditions

Although the economy in the U.S. is starting to show signs of recovery from the recession, Nevada continues to struggle.  As of September 2010, the unemployment rate in Nevada was 14.4%.  However, as of July 2010, taxable sales have increased 5.3% from the prior year, visitor volume increased by 2.0% compared to August 2009 and gaming revenues increased 11.5% compared to August  2009; however, the increase in revenues may be attributable to the timing of certain conventions from September to August in 2010, as compared to 2009.

Tourism and gaming remain Southern Nevada’s leading industries, driving construction activity, the housing market and employment in the region, and together comprising one of NPC’s largest classes of customers. As of September 2010, unemployment in the Las Vegas area was 15%. In addition to employment, management continues to monitor hotel room additions and the hotel/motel occupancy rate in Las Vegas as signs of future growth in customers and customer usage.  As of August 2010, the hotel/motel occupancy rate in Las Vegas was 82%, an increase of 0.6% from a year ago.  In 2010, room growth is expected to increase to 1.2% and then slow to 0.1% in 2011.  The increase in room growth for 2010 is primarily due to the Cosmopolitan Resort & Casino, which is expected to add approximately 2,000 rooms to Las Vegas.  Gaming properties in southern Nevada are experiencing financial problems, including difficulties meeting debt payments, bankruptcies and delays or termination of construction projects which may further decrease the projected growth in rooms or offset any increases.  As of August 2010, compared to the same period in 2009, in Southern Nevada, construction activity, another leading indicator, has seen a decrease in the number of residential permits while commercial permits have remained relatively flat.

SPPC’s service territory, which consists primarily of Washoe County, has also been affected by the recessionary environment.  Unemployment in Washoe County was at 13.6% as of September 2010, up from 11.7% a year ago.  However taxable sales increased 2.9% compared to a year ago July 2009, while gaming revenues decreased 3.1% compared to a year ago August 2009.

Other economic conditions affecting Nevada include the national decrease in real estate market activity which makes it more difficult for individuals and businesses to sell their properties in order to relocate to Nevada.

As the Utilities’ service territories continue to be economically challenged, management will continue to place a significant emphasis on evaluating the foregoing economic indicators and their effect on various interrelated factors including, but not limited to:

●	customer growth;
●	customer usage;
●	revenues;
●	load factors;
●	future capital projects and capital requirements;
●	managing operating and maintenance expenses within projected revenue growth without compromising safety, reliability and efficiency;
●	our liquidity and ability to access capital markets;
●	collections on accounts receivable;
●	counterparty risk; and
●	workforce reduction.

Management cannot predict when economic recovery may commence in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, a significant challenge for us will be to manage costs, while remaining steadfast in carrying out our three part strategy of the energy supply plan which includes energy efficiency and conservation programs, purchase and development of renewable energy projects, and expansion of traditional generating capacity and transmission capability to move energy throughout the state.  In response to this challenge, the three part strategy will become more focused on projects that will allow us to leverage existing assets, improve transmission capabilities which are necessary for the Utilities to meet their Portfolio Standard, discussed below, further develop the NV Energize initiative, which will allow us to reduce our cost structure and future capital expenditures, and effectively contain capital and operating costs.  Effective capital and operating cost containment began during 2009 by the reduction and delay of capital expenditures and implementation of severance programs as discussed further in Note 17, Severance Programs, of the Notes to Financial Statements in the 2009 Form 10-K.

   General Economic Information

The general economic data, on both national and local levels, contained in this quarterly report are based on independent government and industry publications, reports by market research firms or other independent published sources.  While we believe that these publications and other sources are reliable, we have not independently verified such data and can make no representation as to the accuracy thereof.

   Three Part Strategy

Beginning in 2007, NVE embarked on a three part energy supply strategy to manage resources against our load by encouraging energy efficiency and conservation programs, the purchase and development of renewable energy projects, the construction of generating facilities in an effort to reduce our reliance on purchased power,  and expansion of transmission capability.

  Energy Efficiency and Conservation Programs

Over the past two years, the Utilities invested approximately $120 million in energy efficiency and conservation.  NPC’s IRP, which was approved in July 2010, includes various DSM programs to increase energy efficiency and conservation programs totaling approximately $209.9 million over a three year period.

In addition, NVE has been awarded a $138 million grant in stimulus funding from the DOE specifically for NVE’s $301 million NV Energize project.  The NV Energize project will provide NVE with the Smart Grid infrastructure necessary to enable widespread use of smart meters, enabling customers to more directly manage their energy usage.  NV Energize involves the deployment of a delivery mechanism that creates a new, more advanced infrastructure for NVE’s demand response and energy efficiency and conservation programs.

The agreement between NVE and the DOE was signed in March 2010.  As a result of executing the contract, the Utilities have begun a pilot program with the ultimate goal of completing the installation of approximately 1.5 million smart meters throughout the entire state of Nevada by 2012, making Nevada one of the first states to implement a statewide Smart Grid Plan.

In July 2010, NPC received PUCN approval for the NV Energize project for approximately $95 million.  SPPC’s investment of $50 million was submitted in its IRP filing in July 2010.  An additional $2 million within NVE’s capital budget covers energy management system upgrades in 2010.

       Purchase and Development of Renewable Energy Projects

NPC is currently completing construction of the Goodsprings 6 MW recovered energy project at its budgeted cost of $22 million.  The Goodsprings project was given IRP approval by the PUCN in 2008.  In 2009, NPC received PUCN approval to purchase the output from three geothermal plants expanded by 32 MW, an additional 49 MW of output from two new solar projects, and a landfill gas project to be completed in 2010/2011. In 2010, the Utilities will continue development of these renewable energy projects, conduct additional requests for proposals for renewable energy, and explore other opportunities to add to their supplies of renewable energy and associated PECs.

During the first quarter of 2010, NPC submitted seven long-term renewable energy PPAs to the PUCN for approval.  The seven contracts include two solar projects totaling 160 MW, three geothermal projects totaling 130 MW, one wind project totaling 150 MW and one landfill gas project with a capacity of 3 MW.  Together the projects total 443 MW.  These projects were approved by the PUCN in July 2010.

In addition, two short-term renewable energy PPAs were entered into.  One was signed in December 2009 with renewable energy deliveries commencing at that time and the other agreement was signed in February 2010 with deliveries commencing in April 2010.

In April 2010, NPC and SPPC filed their joint Annual Compliance Report with the PUCN.  SPPC reported that it met the Portfolio Standard for total PECs and the solar requirements of the Portfolio Standard.  NPC reported that it met the solar requirement of the Portfolio Standard, but did not meet the Portfolio Standard requirement for total PECs. In October 2010, the PUCN approved a stipulation that allows NPC to offset its 2009 PEC shortfall with credits earned in 2010 and a loan of surplus credits from SPPC.

       Construction of Generating Facilities and Expansion of Transmission Capabilities

NPC will continue the construction of the 500 MW (nominally rated) natural gas generating station at the existing Harry Allen Generating Station, which is expected to be operational by summer 2011.  In addition, the Utilities will continue to optimize the operations of their existing generating assets.

In NPC’s IRP filed in February 2010 and SPPC’s 8th Amendment to its 2007 IRP filed in March 2010, the Utilities requested approval of ON Line, a 500 kV transmission line from the proposed Robinson Summit Substation near Ely, Nevada to the existing Harry Allen Substation located northeast of Las Vegas, Nevada at an aggregate cost of approximately $500 million.  The preferred plan was a joint ownership proposal (“Joint Project”) of ON Line among NPC, SPPC and GBT, an affiliate of LS Power.  The Utilities had entered into a Memorandum of Understanding and Term Sheet (“MOU”) for the Joint Project that contemplates two phases of development.  The alternative to the Joint Project, also filed in NPC’s IRP and SPPC’s 8th Amendment to its 2007 IRP, is for the Utilities’ to self build ON Line.  In addition to connecting NVE’s northern service territory with its service territory in southern Nevada, ON Line would also provide access to isolated renewable energy resources in parts of northern and eastern Nevada, which would further advance the Utilities’ ability in meeting its Portfolio Standard, discussed above.

As part of NPC’s IRP approval, the PUCN granted the Utilities’ request to move forward with construction of ON Line through the Joint Project with GBT.  The PUCN’s approval was conditioned upon there being no material changes in the language of the final Transmission Use and Capacity Exchange Agreement (“TUA”) between the parties from that in the MOU that was previously filed with the PUCN.  The PUCN also accepted the Utilities’ alternative to proceed with the self-build option, if the Utilities cannot reach an agreement with GBT.

In August 2010, the Utilities and GBT finalized the TUA which is not substantially different from the MOU.  Pursuant to the terms of the Agreement, NPC will own an undivided 23.75% interest in ON Line, SPPC will own an undivided 1.25% interest in ON Line and GBT will own an undivided 75% interest in ON Line.  The Agreement provides that the Utilities will make a monthly payment to GBT for an initial term of 41 years, and, in return, the Utilities will be entitled to use all of the capacity of ON Line.  Further, if GBT constructs certain interconnecting transmission lines north or south of ON Line, the Utilities and GBT have agreed to exchange capacity between ON Line and such interconnecting transmission lines based on the amounts of their respective investments.  The estimated construction cost of ON Line is approximately $500 million, of which the Utilities will be responsible for funding their aggregate 25% share. The Utilities will be primarily responsible for overseeing construction of ON Line, and for the operation and maintenance of ON Line upon its completion.  The Utilities’ obligation to fund their 25% share of construction costs is subject to several customary conditions precedent, including, but not limited to, obtaining approvals from the PUCN and the FERC and GBT securing sufficient financing for the project.  The parties expect these conditions to be satisfied on or before December 31, 2010.

Additional key objectives include management of energy risk, environmental matters, and regulatory filings, and to further broaden access to capital.

Further Broaden Access to Capital

A significant focus for the remainder of 2010 will continue to be to generate sufficient cash from operations to meet operating needs and contribute to capital projects by managing recovery of deferred fuel and purchased power costs, reducing regulatory lag in recovery of costs and controlling costs.  Maintaining or improving the Utilities’ credit ratings will be essential to negotiating favorable financing terms, and will continue to be a significant focus for the remainder of 2010.  Significant amounts of capital may be necessary to fund prospective construction projects, as discussed further under NVE’s Liquidity and Capital Resources in the 2009 Form 10-K and as a result of the approval of NPC’s IRP.  Additionally, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel and purchased power in a timely manner, the Utilities may need to issue additional debt to support their operating costs or delay capital expenditures.  Management may be required to meet such financial obligations with a combination of internally generated funds, the use of the Utilities’ revolving credit facilities, the issuance of long-term debt, and/or the issuance of equity by NVE.  As such, the ability to issue new debt or equity securities on favorable terms will be a significant focus for the remainder of 2010.   In April 2010, NPC and SPPC entered into new revolving credit facilities for $600 million and $250 million, respectively, which expire in April 2013 to replace their credit facilities which were set to expire in November 2010.  Additionally in September 2010, NPC issued $250 million of its 5.375% General and Refunding Mortgage Notes, Series X.

Other Significant Matters

Regulatory Environment

NPC 2009 IRP

On February 1, 2010, NPC refiled its 2009 triennial IRP.  In July 2010, the PUCN issued its order which included the following significant items:

●
Approval to jointly develop with GBT (an affiliate of LS Power), the ON Line, which is a 500 kV transmission line from the proposed Robinson Summit Substation near Ely, Nevada to the existing Harry Allen Substation located northeast of Las Vegas, Nevada at a cost of approximately $500 million.  The PUCN also accepted NPC’s alternative to proceed with the self build option for ON Line, if the Utilities cannot reach an agreement with GBT;

●	Granted NPC’s request for critical facility designation for its investment in the ON Line;
●
Approval of the NV Energize project of approximately $95 million which includes NPC and SPPC successfully obtaining a grant of $138 million in federal funds from the DOE to co-fund the project.  This project will allow customers to control their energy use by providing transparent and timely consumption and pricing information and energy control capabilities while facilitating and enhancing the companies’ existing and planned demand response programs and other energy conservation and efficiency measures;

●	Approval to establish a regulatory asset for stranded non-advanced metering infrastructure electric meter costs related to the NV Energize project;
●	Approval of various DSM programs to increase energy efficiency and conservation programs totaling approximately $209.9 million over the three year action plan;
●	Approval of seven renewable energy long term power purchase agreements;
●	Approval of NPC’s proposal to postpone the EEC indefinitely, but ordered NPC to resubmit the request as a part of its next triennial IRP filing in July 2012; and
●	Approval of the long-term load forecast and the three-year forecast.

Legislative Changes

    In 2009 the Nevada Legislature passed Senate Bill 358, which required the PUCN to adopt regulations authorizing an electric utility to recover revenue attributable to reduced kWh sales related to our energy efficiency programs.  In June 2010, the PUCN adopted the regulations.  As of August 1, 2010, the Utilities began recording revenues for this program. See Note 3, Regulatory Actions of Condensed Notes to Financial Statements for further details.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $29.0 million of interest costs for both the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, NPC had paid $62.0 million in dividends to NVE and SPPC had paid $48.0 million in dividends to NVE.

On October 28, 2010, NPC and SPPC declared dividends to NVE of $12 million and $60 million, respectively.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

Cash flows increased during the nine months ended September 30, 2010, compared to the same period in 2009, due to an increase in cash from operating activities and a decrease in cash used by investing activities, partially offset by a decrease in cash from financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s GRC offset by BTER rate reductions.  Also contributing to the increase were a decrease in funding for pension plans, reduced spending for conservation programs and other regulated activities, higher payments to vendors in 2009 and a refund to a transmission customer in 2009.

Cash Used By Investing Activities.  Cash used by investing activities decreased mainly due to the slowdown in construction for infrastructure and due to the sale of property.

Cash From Financing Activities. Cash from financing activities decreased due to a reduction in draws on the revolving credit facility partially offset by higher dividend payments.

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

Available Liquidity as of September 30, 2010 (in millions)
	NVE	NPC		SPPC
Cash and Cash Equivalents	$19.6	$265.7	(1)	$93.0
Balance available on Revolving Credit Facilities (2)	N/A	485.3		234.1
Less reduction for hedging obligations (3)		(51.8)		(22.5)
	$19.6	$699.2		$304.6

(1)
NPC balance reflects remaining proceeds from the issuance of the G&R Series X Notes on September 14, 2010.  These proceeds were used to redeem approximately $226 million of tax-exempt debt on October 14, 2010.  (See NPC’s Financing Transactions).

(2)
As of October 27, 2010, NPC and SPPC had approximately $487 million and $215.3 million available under their revolving credit facilities, which includes reductions in availability for hedging transactions and letters of credits,  as discussed further under NPC’s and SPPC’s Financing Transactions.

(3)	Reduction for hedging obligations reflect balances as of August 31, 2010.

NVE and the Utilities attempt to maintain their cash and cash equivalents in highly liquid investments, such as U.S. treasury bills, or bank deposits.  In addition to cash on hand, the Utilities may use their revolving credit facilities in order to meet their liquidity needs.  Alternatively, depending on the usage of their revolving credit facilities, the Utilities may issue debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.

NVE and the Utilities have no significant debt maturities in 2010.  Significant debt maturities in 2011 are limited to NPC’s $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.  As of October 27, 2010, NPC has borrowed approximately $60 million on its $600 million revolving credit facility, and SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

NVE and the Utilities anticipate that they will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy, and the use of their revolving credit facilities.  In order to fund long-term capital requirements, including maturing debt, NVE and the Utilities will likely use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and in the case of the Utilities capital contributions from NVE.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel, purchased power and operating costs in a timely manner or the Utilities were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters, the amount of liquidity available to the Utilities could be significantly less.  In order to maintain sufficient liquidity, NVE and the Utilities may be required to delay capital expenditures, re-finance debt or issue equity at NVE.

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

As of October 27, 2010, NVE has approximately $2.5 million payable of debt service obligations remaining for 2010, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries below).

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

NVE’s contractual obligations changed from that reported in the 2009 Form 10-K for the following significant items: (i) the TUA with GBT with respect to the ON Line project; (ii) the Utilities’ new revolving credit facilities entered into in April 2010; (iii) NPC's $250 million of 5.375% General and Refunding Mortgage Notes, Series X, due 2040, as discussed under Financing Transactions for their respective sections; and (iv) several other commitments as detailed in Note 11, Commitments and Contingencies of the Condensed Notes to Financial Statements.

Factors Affecting Liquidity

   Effect of Holding Company Structure

As of September 30, 2010, NVE (on a stand-alone basis) has outstanding debt and other obligations including, but not limited to: $63.7 million of its unsecured 7.803% Senior Notes due 2012; $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $230 million of its unsecured 8.625% Senior Notes due 2014.

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

As of September 30, 2010, NVE, NPC, SPPC and their subsidiaries had approximately $5.7 billion of debt and other obligations outstanding, consisting of approximately $3.9 billion of debt at NPC, approximately $1.3 billion of debt at SPPC and approximately $485 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

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

Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.  In May 2010, Fitch upgraded the ratings for NVE and the Utilities.  The rating for NVE’s senior unsecured debt was upgraded to BB from BB-.  The rating for the Utilities’ senior secured debt was upgraded to BBB from BBB- and the senior unsecured debt of NPC to BB+ from BB.  The rating outlook was revised from positive to stable.  As of September 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
NVE	Sr. Unsecured Debt	BB	Ba3	BB
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Not rated	BB+
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
                       *Investment grade

S&P’s, Moody’s and Fitch’s rating outlooks for NVE, NPC and SPPC are Stable.

            A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and accordingly, each rating should be evaluated in the context of the applicable methodology, independently of all other ratings.  The rating agencies provide ratings at the request of the company being rated and charge the company fees for their services.

   Energy Supplier Matters

With respect to NPC’s and SPPC’s contracts for purchased power, NPC and SPPC purchase and sell electricity with counterparties under the WSPP agreement, an industry standard contract that NPC and SPPC use as members of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC and SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $50.0 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as required by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of September 30, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s and SPPC’s Financing Transactions, the Utilities shall reduce their availability under the Utilities’ revolving credit facilities for negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  The calculation of NPC’s and SPPC’s negative mark-to-market exposure as of August 31, 2010 was approximately $51.8 million and $22.5 million, respectively, which amount was in effect for borrowings during the month of September 2010.  Currently, the Utilities only have hedging contracts with counterparties who are also lenders on the revolving credit facilities; however, future contracts entered into with non-lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, the Utilities have suspended their hedging program, and as such, expect their exposure to negative mark-to-market hedging transactions to decline.

Ability to Issue Debt

   NV Energy, Inc.

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of September 30, 2010, NVE (consolidated) would be allowed to incur up to $1.8 billion of additional indebtedness, assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding this restriction, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $500 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of September 30, 2010, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $130.6 million not including any reductions for negative mark-to-market transactions.  See NPC’s and SPPC’s Ability to Issue Debt sections for further discussion of the Utilities’ limitations on ability to issue debt.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $164.1 million during the three months ended September 30, 2010, compared to net income of approximately $163.6 million for the same period in 2009.  During the nine months ended September 30, 2010, NPC recognized net income of approximately $181.6 million compared to net income of approximately $140.9 million for the same period in 2009.

During the nine months ended September 30, 2010, NPC paid $62.0 million in dividends to NVE.  On October 28, 2010, NPC declared an additional dividend to NVE of approximately $12 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Operating Revenues:	$872,986	$933,520	-6.5%	$1,840,745	$1,945,818	-5.4%

Energy Costs:
Fuel for power generation	181,100	160,960	12.5%	469,282	455,355	3.1%
Purchased power	216,309	288,248	-25.0%	412,276	541,746	-23.9%
Deferred energy	22,296	46,911	-52.5%	81,719	144,910	-43.6%
	$419,705	$496,119	-15.4%	$963,277	$1,142,011	-15.7%

Gross Margin	$453,281	$437,401	3.6%	$877,468	$803,807	9.2%

Gross margin increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to revenue attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010 (see Note 3, Regulatory Actions in the Condensed Notes to Financial Statements).  Also contributing to the increase in gross margin was an increase in revenue associated with the REPR.  REPR is, as a rate mechanism, designed to provide rebates to customers for the implementation of approved renewable projects.  REPR revenues are offset by the amortization of these costs in other operating expense and therefore have no effect on net income.  Further contributing to the increase in gross margin is an increase in demand during peak periods for commercial and industrial customers, and to a lesser extent, slight customer growth.  Partially offsetting the increase was a change in customer usage patterns which may be attributable to economic conditions, conservation programs and decreased transmission revenue.

Gross margin increased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in BTGR revenue as a result of NPC’s 2008 GRC effective July 1, 2009, and revenue attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010 (see Note 3, Regulatory Actions in the Condensed Notes to Financial Statements).  Partially offsetting the increase was a change in customer usage patterns which may be attributable to economic conditions and conservation programs, unusually cool weather, decreased transmission revenue, as well as decreased REPR revenue; however, as stated above, REPR revenues are offset in other operating expense and have no effect on net income.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Operating Revenues:
Residential	$460,535	$484,561	-5.0%	$899,423	$939,488	-4.3%
Commercial	132,176	148,504	-11.0%	340,258	365,595	-6.9%
Industrial	262,129	278,728	-6.0%	550,518	578,661	-4.9%
Retail revenues	854,840	911,793	-6.2%	1,790,199	1,883,744	-5.0%
Other	18,146	21,727	-16.5%	50,546	62,074	-18.6%
Total Operating Revenues	$872,986	$933,520	-6.5%	$1,840,745	$1,945,818	-5.4%

Retail sales in thousands of MWhs	7,208	7,197	0.2%	16,255	16,626	-2.2%

Average retail revenue per MWh	$118.60	$126.69	-6.4%	$110.13	$113.30	-2.8%

NPC’s retail revenues decreased for the three months ended September 30, 2010, as compared to the same period in 2009 primarily due to decreased energy rates from NPC’s various BTER quarterly updates and the expiration of the Western Energy Crisis Amortization rate (See Note 3, Regulatory Actions of the Condensed Notes to the Financial Statements and in the 2009 Form 10-K). The decrease in revenue was partially offset by an increase in demand charges for commercial and industrial customers, and an increase in revenue attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010.  Slight customer growth and increased residential usage due to hotter weather also offset the decrease in revenue. The average number of Residential, Commercial and Industrial customers increased by 0.7%, 0.2% and 1.5%, respectively, compared to the same period in the prior year.

NPC’s retail revenues decreased for the nine months ended September 30, 2010, as compared to the same period in 2009.

●
Residential retail revenue decreased primarily due to decreased customer usage in the second quarter resulting from lower May 2010 temperatures as compared to hotter than normal weather in May 2009.   Decreased energy rates from NPC’s various BTER quarterly updates and the expiration of the Western Energy Crisis Amortization rate also contributed to the decrease in revenue.  These decreases were partially offset by increases in general rates as a result of NPC’s 2008 GRC, effective July 1, 2009, (See Note 3, Regulatory Actions of the Condensed Notes to the Financial Statements and in the 2009 Form 10-K) and revenue attributable to reduced kWh sales related to our energy efficiency programs, as discussed above.   The average number of Residential customers increased by 0.2% compared to the same period in the prior year.

●
Commercial and Industrial retail revenues decreased primarily due to decreased rates.  Energy rates decreased as a result of NPC’s various BTER quarterly cases, the expiration of the Western Energy Crisis Amortization rate, and decreased winter general rates as a result of NPC’s 2008 GRC effective July 1, 2009. (See Note 3, Regulatory Actions of the Condensed Notes to the Financial Statements and in the 2009 Form 10-K).  Decreased customer usage in the second quarter resulting from lower May 2010 temperatures as compared to hotter than normal weather in May 2009 also contributed to the decrease in revenue. These decreases were partially offset by an increase in demand charges for commercial and industrial customers, and as a result of revenue attributable to reduced kWh sales related to our energy efficiency programs, as discussed above.  The average number of Commercial and Industrial customers increased by 0.8% and 0.4%, respectively, compared to the same period in the prior year.

Electric Operating Revenues – Other decreased for the three and nine months ended September 30, 2010, compared to the same period in 2009.  The decrease is primarily due to the expiration of a significant transmission agreement with Calpine Energy Services and decreases in sales for resale.

Energy Costs

Energy Costs include Fuel for Generation and Purchased Power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

●	Weather
●	Generation efficiency
●	Plant outages
●	Total system demand

●	Resource constraints
●	Transmission constraints
●	Natural gas constraints
●	Long-term contracts; and
●	Mandated power purchases
●	Volatility of commodity prices

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Energy Costs
Fuel for Generation	$181,100	$160,960	12.5%	$469,282	$455,355	3.1%
Purchased Power	216,309	288,248	-25.0%	412,276	541,746	-23.9%
Energy Costs	$397,409	$449,208	-11.5%	$881,558	$997,101	-11.6%

MWhs
MWhs Generated (in thousands)	4,738	4,999	-5.2%	11,868	12,688	-6.5%
Purchased Power (in thousands)	2,804	2,553	9.8%	5,211	5,345	-2.5%
Total MWhs	7,542	7,552	-0.1%	17,079	18,033	-5.3%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$38.22	$32.20	18.7%	$39.54	$35.89	10.2%
Average cost per MWh of Purchased Power	$77.14	$112.91	-31.7%	$79.12	$101.36	-21.9%
Average total cost per MWh	$52.69	$59.48	-11.4%	$51.62	$55.29	-6.6%

Energy Costs decreased for the three and nine months ended September 30, 2010, compared to the same period in 2009 primarily due to a decrease in hedging costs and a decrease in total system demand, partially offset by higher natural gas prices. Volume for the nine months ended September 30, 2010 decreased primarily due to cooler weather. The average cost per MWh for energy costs decreased primarily due to decreased hedging costs.

●
Fuel for generation costs increased for the three and nine months ended September 30, 2010 primarily due to higher cost of natural gas and the change in method of allocating electric tolling option expense between fuel for generation and purchased power which had no impact on gross margin or operating income, partially offset by the decrease in volume and a decrease in hedging costs. Volume decreased for the nine months ended September 30, 2010 due primarily to outages within internal generation in the early part of the year. The average cost per MWh increased for the three and nine months due to an increase in natural gas costs and the change in method of allocating electric tolling option expense, partially offset by a decrease in hedging costs.

●
Purchased power costs and the average cost per MWh decreased for the three and nine months ended September 30, 2010 primarily due to a decrease in hedging costs and the change in method of allocating hedging costs to purchased power electric tolling option, as discussed above, partially offset by an increase in renewable energy purchases.  MWhs increased as a result of the outages discussed above.

Deferred Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Deferred energy	$22,296	$46,911	-52.5%	$81,719	$144,910	-43.6%

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

Amounts for the three months ended September 30, 2010 and 2009 include amortization of deferred energy of $5.3 million and $14.7 million, respectively; and an over-collection of amounts recoverable in rates of $17.0 million and $32.2 million, respectively.  Amounts for the nine months ended September 30, 2010 and 2009 include amortization of deferred energy of $20.7 million and $33.5 million, respectively; and an over-collection of amounts recoverable in rates of $61.0 million and $111.4 million, respectively.  Amortization for both the three and nine month periods include amounts for the Western Energy Crisis Rate Case and the Reinstatement of deferred energy as discussed in Note 3, Regulatory Actions, of Notes to Financial Statements in NPC’s 2009 Form 10-K.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Other operating expense	$75,798	$68,521	10.6%	$208,374	$206,771	0.8%
Maintenance expense	$15,707	$12,014	30.7%	$50,945	$58,280	-12.6%
Depreciation and amortization	$56,575	$54,996	2.9%	$169,330	$160,869	5.3%

Other operating expense increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to external consulting fees, leases, and increases in amortization of REPR costs; however, as discussed under Gross Margin, REPR costs do not have an effect on net income.  These increases were partially offset by lower employee pension and benefit expenses.

 Maintenance expense increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to a 2010 planned major outage at the Silverhawk Generating Station and maintenance at the Higgins, Reid Gardner, Navajo and Lenzie Generating Stations.

Maintenance expense decreased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to planned maintenance outages that occurred in 2009 at the Clark and Reid Gardner Generating Stations.  This decrease was partially offset by maintenance at the Higgins, Navajo and Harry Allen Generating Stations.

Depreciation and amortization increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a general increase in plant-in-service and the addition of transmission and distribution infrastructure.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest expense (net of AFUDC-debt: $5,787, $2,815, $15,763, $13,483)	$54,144	$58,355	-7.2%	$161,496	$170,535	-5.3%

Interest expense decreased for the three and nine months ended September 30, 2010 compared to the same period in 2009 primarily due to the increase in AFUDC due to the construction of the Harry Allen Generating Station and the expiration in 2009 of amortization costs related to debt issues and redemptions.  Also contributing to the decrease in interest expense was lower interest on variable rate debt and the partial redemption of Series 1997A in December 2009.

Partially offsetting this decrease were higher credit facility balances in 2010, and increased interest expense due to the issuance of $500 million, Series V, General and Refunding Mortgage Notes in March 2009 and the issuance of $250 million, Series X, General and Refunding Mortgage Notes in September 2010.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest Income (expense) on regulatory items	$(1,157)	$248	-566.5%	$(1,965)	$2,891	-168.0%
AFUDC-equity	$6,795	$3,385	100.7%	$18,555	$16,558	12.1%
Other income	$3,842	$3,776	1.7%	$9,084	$18,726	-51.5%
Other expense	$(3,034)	$(1,537)	97.4%	$(9,338)	$(12,335)	-24.3%

The change in interest income (expense) on regulatory items for the three and nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to over-collected deferred energy balances.  See Note 3, Regulatory Actions, for further details of deferred energy balances.

AFUDC-equity increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to construction at the Harry Allen Generating Station, partially offset by completion of the Southern Operations Center in June 2009 and various construction projects.

Other income increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to higher carrying charges for energy conservation programs in 2010. These were partially offset by interest income received on income tax refunds in 2009.

Other income decreased for the nine months ended September 30, 2010, compared to the same period in 2009, due to the settlement of outstanding legal matters in 2009 associated with the Natural Gas Provider case, as discussed further in Note 13, Commitments and Contingencies of the Notes to Financial Statements in the 2009 Form 10-K, interest income received on income tax refunds in 2009, and lower carrying charges for energy conservation programs in 2010 due to a portion which is now included in the BTGR rate.

Other expense increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to an adjustment for deferred energy settlement in 2010. Other expense decreased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to charges in 2009 resulting from NPC’s GRC in 2009, and the write-off of permitting costs in 2009, partially offset by adjustments for the settlement of the deferred energy rate case, see Note 3, Regulatory Actions for further details.

ANALYSIS OF CASH FLOWS

Cash flows increased during the nine months ended September 30, 2010, compared to the same period in 2009, due to an increase in cash from operating activities and a reduction in cash used for investing activities, partially offset by a decrease in cash from financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased revenues as a result of the rate increase in NPC’s 2008 GRC offset by BTER rate reductions, a decrease in funding for pension plans, reduced spending for conservation programs and other regulated activities, higher payments to vendors in 2009 and a refund to a transmission customer in 2009.

Cash Used By Investing Activities. Cash used by investing activities decreased mainly due to the slowdown in construction for infrastructure.

Cash From Financing Activities. Cash from financing activities decreased primarily due to a reduction in draws on the revolving credit facility, partially offset by slightly lower dividend payments to NVE.

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

Available Liquidity as of September 30, 2010 (in millions)
	NPC
Cash and Cash Equivalents	$265.7	(1)
Balance available on Revolving Credit Facility (2)	485.3
- Less reduction for hedging obligations (3)	(51.8)
	$699.2

(1)
Balance reflects remaining proceeds from the issuance of the G&R Series X Notes on September 14, 2010.  These proceeds were used to redeem approximately $226 million of tax-exempt debt on October 14, 2010.  (See NPC’s Financing Transactions).

(2)
As of October 27, 2010, NPC had approximately $487 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(3)	Reduction for hedging obligations reflects balances as of August 31, 2010.

NPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as U.S. treasury bills and bank deposits.  In addition to cash on hand, NPC may use its revolving credit facilities in order to meet its liquidity needs.  Alternatively, depending on the usage of the revolving credit facilities, NPC may issue debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.

NPC has no significant debt maturities in 2010.  NPC’s significant debt maturities in 2011 are limited to its $350 million 8.25% General and Refunding Notes, Series A, which mature on June 1, 2011.   As of October 27, 2010, NPC has borrowed approximately $60 million on its $600 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including recovery of deferred energy, and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements, including maturing debt, NPC will likely use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.  However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures, refinance debt or obtain funding through an equity issuance by NVE.

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

During the nine months ended September 30, 2010, NPC paid dividends to NVE of approximately $62 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

NPC’s contractual obligations changed from that reported in the 2009 Form 10-K for the following significant items:  (i) the TUA with GBT with respect to the ON Line project; (ii) NPC’s new revolving credit facility entered into in April 2010; (iii) NPC’s $250 million of 5.375% General and Refunding Mortgage Notes, Series X, due 2040, as discussed under Financing Transactions; and (iv) several other commitments as detailed in Note 11, Commitments and Contingencies of the Condensed Notes to Financial Statements.

 Financing Transactions

 General and Refunding Mortgage Notes, Series X

           On September 14, 2010, NPC issued and sold $250 million of its 5.375% General and Refunding Mortgage Notes, Series X, due 2040.  Of the approximately $247 million in net proceeds, $231 million was used on October 14, 2010 to redeem  (i) approximately $206 million in the aggregate principal amount of fixed rate unsecured tax-exempt local furnishing (“two-county”) bonds issued for NPC’s benefit and  (ii) approximately $20 million unsecured tax-exempt pollution control refunding revenue bonds issued for NPC’s benefit.  The remaining net proceeds of approximately $16 million were used to repay amounts outstanding under NPC’s revolving credit facility.

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

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and revolving credit facility agreements, and the terms of certain NVE debt.  As of September, 2010, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $500 million in long-term debt, in addition to the use of its existing credit facilities.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2010, NPC has financing authority from the PUCN for the period ending December 31, 2010, consisting of authority (1) to issue additional long-term debt securities of up to $750 million; (2) to refinance up to approximately $471 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.

However, on June 30, 2010, NPC filed a financing application with the PUCN, seeking a three-year extension to the authority set to expire in 2010, and requesting new authority to refinance an additional $480 million of long-term debt securities. On October 14, 2010 the PUCN issued an order authorizing NPC to restate and utilize its available authority, and granting new refinancing authority in the amount of $480 million of long-term debt securities, expiring on December 31, 2013.

As a result of the order and following the issuance of $250 million of its Series X G&R Bonds on September 14, 2010, and the redemption of approximately $226 million of NPC’s two-county bonds on October 14, 2010 (See Financing Transactions), as of October 29, 2010, NPC’s financing authority consists of (1) additional long-term debt securities of $725 million; and (2) refinancing authority up to $672.5 million.  In addition, NPC’s ongoing authority to maintain a revolving credit facility up to $1.3 billion has not changed.

b.
Financial covenants within NPC’s financing agreements – As stated in Financing Transactions above, NPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $600 million revolving credit agreement.  Under the $600 million revolving credit facility, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on September 30, 2010 financial statements, NPC was in compliance with this covenant and could incur up to $2.0 billion of additional indebtedness.

All other financial covenants contained in NPC’s financing agreements are suspended, as NPC’s senior secured debt is rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.8 billion.

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

The Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of September 30, 2010, $4.2 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $631.4 million of additional General and Refunding Mortgage Securities as of September 30, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under its credit facility, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.  In May 2010, Fitch upgraded the ratings for NPC’s senior secured debt to BBB from BBB- and the senior unsecured debt to BB+ from BB, and revised the rating outlook from positive to stable.  As of September 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Not rated	BB+
 *  Investment grade

S&P’s, Moody’s and Fitch’s rating outlooks for NPC are Stable.

            A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be evaluated in the context of the applicable methodology, independently of all other ratings.  The rating agencies provide ratings at the request of the company being rated and charge the company fees for their services.

   Energy Supplier Matters

With respect to NPC’s contracts for purchased power, NPC purchases and sells electricity with counterparties under the WSPP agreement, an industry standard contract that NPC uses as a member of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2010 for all suppliers continuing to provide power under a WSPP agreement would approximate a $50.0 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved Tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of September 30, 2010, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.6 million.  Of this amount, approximately $22.9 million would be required if NPC’s Senior Unsecured ratings are downgraded from their current level and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s Financing Transactions, the availability under NPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of NPC’s negative mark-to-market exposure as of August 31, 2010 was approximately $51.8 million, which amount was in effect for borrowings during the month of September 2010.  Currently, NPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require  NPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, NPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.

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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $24.5 million for the three months ended September 30, 2010, compared to net income of $24.3 million for the same period in 2009.  During the nine months ended September 30, 2010, SPPC recognized net income of approximately $52.9 million compared to $58.2 million for the same period in 2009.

During the nine months ended September 30, 2010, SPPC paid $48 million in dividends to NVE.  On October 28, 2010, SPPC declared an additional dividend to NVE of approximately $60 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Operating Revenues:
Electric	$239,284	$265,734	-10.0%	$653,416	$734,386	-11.0%
Gas	19,286	19,745	-2.3%	139,711	132,686	5.3%
	$258,570	$285,479	-9.4%	$793,127	$867,072	-8.5%

Energy Costs:
Fuel for power generation	$66,133	$89,125	-25.8%	$181,232	$229,119	-20.9%
Purchased power	33,545	25,580	31.1%	110,262	92,439	19.3%
Gas purchased for resale	10,823	11,269	-4.0%	101,536	101,457	0.1%
Deferred energy-electric	9,964	26,646	-62.6%	17,189	68,222	-74.8%
Deferred energy-gas	1,795	2,286	-21.5%	7,646	1,923	297.6%
	$122,260	$154,906	-21.1%	$417,865	$493,160	-15.3%

Energy Costs by Segment:
Electric	$109,642	$141,351	-22.4%	$308,683	$389,780	-20.8%
Gas	12,618	13,555	-6.9%	109,182	103,380	5.6%
	$122,260	$154,906	-21.1%	$417,865	$493,160	-15.3%

Gross Margin by Segment:
Electric	$129,642	$124,383	4.2%	$344,733	$344,606	0.0%
Gas	6,668	6,190	7.7%	30,529	29,306	4.2%
	$136,310	$130,573	4.4%	$375,262	$373,912	0.4%

Electric gross margin increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to an adjustment for California revenues upon a final filing in 2010 with the CPUC in regards to the Rate Reduction Certificates Series 1999-1 and revenue attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010 (see Note 3, Regulatory Actions in the Condensed Notes to Financial Statements).  Also contributing to the increase in gross margin was an increase in revenue associated with REPR; however, REPR revenues are offset by the amortization of these costs in other operating expense and therefore have no effect on net income.  Partially offsetting the increase was cooler weather and a change in customer usage patterns which may be attributable to economic conditions and conservation programs.

Electric gross margin increased slightly for the nine months ended September 30, 2010, compared to the same period in 2009 primarily due to an adjustment for California revenues upon a final filing in 2010 with the CPUC in regards to the Rate Reduction Certificates Series 1999-1 and revenue attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010, (see Note 3, Regulatory Actions in the Condensed Notes to Financial Statements).  Partially offsetting the increase was cooler weather and a change in customer usage patterns which may be attributable to economic conditions and conservation programs and a decrease in REPR revenues; however, as stated above, REPR revenues are offset in other operating expense and have no effect on net income.

Gas gross margin increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to increased customer usage as a result of colder weather.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from Prior Year %			Change from Prior Year %
	2010	2009		2010	2009
Electric operating revenues:
Residential	$82,146	$93,594	-12.2%	$235,668	$263,287	-10.5%
Commercial	93 ,785	108,167	-13.3%	252,402	296,671	-14.9%
Industrial	51,738	56,328	-8.1%	139,200	151,671	-8.2%
Retail revenues	227,669	258,089	-11.8%	627,270	711,629	-11.9%
Other	11,615	7,645	51.9%	26,146	22,757	14.9%
Total revenues	$239,284	$265,734	-10.0%	$653,416	$734,386	-11.0%

Retail sales in thousands
of megawatt-hours (MWh)	2,192	2,206	-0.6%	6,075	6,128	-0.9%

Average retail revenue per MWh	$103.86	$116.99	-11.2%	$103.25	$116.13	-11.1%

SPPC’s retail revenues decreased for the three and nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to decreases in retail rates as a result of SPPC’s various BTER quarterly updates and the annual Deferred Energy case effective October 1, 2009.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K.  These decreases were partially offset by increased industrial usage primarily due to a gold mining customer which resumed operations in October 2009 and revenues attributable to reduced kWh sales related to our energy efficiency programs, which became effective August 1, 2010.  For the three months ended September 30, 2010, the average number of residential, commercial, and industrial customers increased 0.3%, 0.4%, and 0.2%, respectively.  For the nine months ended September 30, 2010, the average number of residential and commercial customers increased 0.1% and 0.2%, respectively, while the industrial customers decreased 1.2%.

Electric Operating Revenues – Other increased for the three and nine months ended September 30, 2010 primarily due to an adjustment for California revenues upon a final filing in 2010 with the CPUC in regards to the Revenue Redemption Bonds.

Gas Operating Revenues

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %
Gas operating revenues:
Residential	$9,953	$10,740	-7.3%	$72,699	$74,410	-2.3%
Commercial	4,617	4,913	-6.0%	34,014	35,191	-3.3%
Industrial	1,784	2,155	-17.2%	11,228	11,779	-4.7%
Retail revenues	16,354	17,808	-8.2%	117,941	121,380	-2.8%
Wholesale revenue	2,408	1,406	71.3%	19,976	9,567	108.8%
Miscellaneous	524	531	-1.3%	1,794	1,739	3.2%
Total revenues	$19,286	$19,745	-2.3%	$139,711	$132,686	5.3%

Retail sales in thousands of Dths	1,272	1,183	7.5%	10,108	9,549	5.9%

Average retail revenue per Dth	$12.86	$15.05	-14.6%	$11.67	$12.71	-8.2%

SPPC’s retail gas revenues decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009 primarily due to decreased retail rates.  Retail rates decreased as a result of SPPC’s 2009 Natural Gas and Propane Deferred Rate Case and BTER quarterly updates.  See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2009 Form 10-K.  These decreases were partially offset by increased customer usage resulting from cooler weather in the second and third quarters of 2010.  The average number of retail customers for the three and nine months ended September 30, 2010 increased by 1.1% and 0.8% respectively.

Wholesale revenues for the three and nine months ended September 30, 2010, increased compared to the same periods in 2009, primarily due to excess availability of gas.

Energy Costs

Energy Costs include Purchased Power and Fuel for Generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of Purchased Power versus Fuel for Generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

●	Weather
●	Plant outages
●	Total system demand
●	Resource constraints
●	Transmission constraints
●	Gas transportation constraints
●	Natural gas constraints
●	Long-term contracts
●	Mandated power purchases
●	Generation efficiency and
●	Volatility of commodity prices

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Energy Costs:
Fuel for Generation	$66,133	$89,125	-25.8%	$181,232	$229,119	-20.9%
Purchased Power	$33,544	$25,580	31.1%	$110,262	$92,439	19.3%
Total Energy Costs	$99,677	$114,705	-13.1%	$291,494	$321,558	-9.3%

MWhs
Fuel for Generation (in thousands)	1,525	1,696	-10.1%	3,825	4,219	-9.3%
Purchased Power (in thousands)	767	656	16.9%	2,643	2,371	11.5%
Total MWhs	2,292	2,352	-2.6%	6,468	6,590	-1.9%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$43.37	$52.55	-17.5%	$47.38	$54.31	-12.8%
Average cost per MWh of Purchased Power	$43.73	$38.99	12.2%	$41.72	$38.99	7.0%
Total average cost per MWh	$43.49	$48.77	-10.8%	$45.07	$48.79	-7.6%

Energy costs and the average cost per MWh decreased for the three and nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a decrease in hedging costs, partially offset by increased natural gas costs.    Total system demand for the three and nine months ended September 30, 2010 decreased slightly.

●
The average cost per MWh for fuel for generation decreased for the three and nine months ending September 30, 2010, compared to the same period in 2009, primarily due to lower costs from hedging instruments partially offset by an increase in natural gas costs.  Fuel for generation volume decreased due to outages at SPPC’s generating stations.

●
Purchase power costs, as a component of energy costs, and the average cost per MWh of purchased power increased primarily due to an increase in open market prices, which is a reflection of the increase in natural gas prices. Purchased power volume increased due to the outages discussed above.

Gas Purchased for Resale

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2010	2009	Prior Year %	2010	2009	Prior Year %

Gas purchased for resale	$10,823	$11,269	-4.0%	$101,536	$101,457	0.1%

Gas purchased for resale
(in thousands of Dths)	1,867	1,670	11.8%	14,759	12,141	21.6%

Average cost per Dth	$5.80	$6.75	-14.1%	$6.88	$8.36	-17.7%

Gas purchased for resale decreased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to decreased hedging costs partially offset by higher natural gas costs and increased volume.  Gas purchased for resale increased slightly for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to higher natural gas costs and increased volume partially offset by decreased hedging costs.  The volume of gas purchased for resale increased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to excess availability of gas.  The average cost per Dth decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to decreased hedging costs.

Deferred Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Deferred energy - electric	$9,964	$26,646	-62.6%	$17,189	$68,222	-74.8%
Deferred energy - gas	1,795	2,286	-21.5%	7,646	1,923	297.6%
	$11,759	$28,932		$24,835	$70,145

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

Deferred energy – electric for the three months ended September 30, 2010 and 2009 reflect amortization of deferred energy costs of ($6.1) million and ($0.4) million, respectively; and an over-collection of amounts recoverable in rates of $16.1 million and $27.0 million, respectively.  For the nine months ended September 30, 2010 and 2009, amortization of deferred energy was ($17.3) million and ($1.6) million, respectively; with an over-collection of amounts recoverable in rates of $34.5 million and $69.8 million, respectively.

Deferred energy – gas for the three months ended September 30, 2010 and 2009 reflect amortization of deferred energy of ($0.7) million, and $0.0 million, respectively; and an over-collection of amounts recoverable in rates of $2.5 million and $2.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, amortization of deferred energy was ($5.9) million and $0.0 million, respectively; with an over-collection of amounts recoverable in rates of $13.5 million and $1.9 million, respectively.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Other operating expense	$39,490	$38,843	1.7%	$118,450	$123,748	-4.3%
Maintenance expense	$7, 419	$8,173	-9.2%	$26,770	$23,939	11.8%
Depreciation and amortization	$26,848	$27,545	-2.5%	$79,737	$80,043	-0.4%

Other operating expense increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to external consulting fees. Also contributing to the increase was amortization of REPR costs; however, as discussed under Gross Margin, REPR costs do not have an effect on net income, partially offset by lower employee pension and benefit expenses.

Other operating expense decreased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to lower employee pension and benefit expenses and a reduction in the amortization of renewable energy program costs; partially offset by increased external consulting fees.

Maintenance expense decreased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to lower transmission maintenance costs.

Maintenance expense increased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a scheduled major outage at the Valmy Generating Station and combustion turbine maintenance at the Tracy Generating Station.

Depreciation and amortization decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to a decrease in amortizations partially offset by system growth in plant-in-service.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest expense (net of AFUDC-debt: $698, $864, $1,586, $2,364)	$16,983	$16,787	1.2%	$51,141	$51,473	-0.6%

Interest expense increased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009, partially offset by interest savings related to the partial redemption of $73.3 million of the $325 million Series P General and Refunding Mortgage Bonds in December 2009, and lower interest on credit facility balances. See Note 4, Long-Term Debt, of the Notes to Financial Statements of the 2009 Form 10-K for additional information regarding long-term debt.

Interest expense decreased slightly for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to those items noted above for the three months ended September 30 and the amortization of premiums associated with the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009, partially offset by the issuance of $150 million of 6.0% Series M General and Refunding Mortgage Notes in August 2009. See Note 4, Long-Term Debt, of the Notes to Financial Statements in the 2009 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change from Prior Year %	2010	2009	Change from Prior Year %

Interest Income (expense) on regulatory items	$(2,528)	$(2,047)	23.5%	$(6,788)	$(3,764)	80.3%
AFUDC-equity	$1,029	$942	9.3%	$2,360	$2,535	-6.9%
Other income	$2,379	$3,792	-37.3%	$14,276	$12,299	16.1%
Other expense	$(1,285)	$(813)	58.1%	$(7,555)	$(4,601)	64.2%

Interest expense on regulatory items increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, due to higher over-collected deferred energy balances in 2010.

AFUDC-equity increased slightly for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to an increase in distribution construction.  AFUDC-equity decreased slightly for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a decrease in construction.

Other income decreased for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to interest received for tax refunds in 2009. Other income increased for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the gain on sale for the Independence Lake property in 2010, and further discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, partially offset by a gain recognized in 2009 on the sale of the Farad hydro units and interest received for tax refunds in 2009.

Other expense increased for the three and nine months ended September 30, 2010, compared to the same period in 2009, due to an increase in donations related to Independence Lake.

ANALYSIS OF CASH FLOWS

Cash flows increased during the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to a reduction in cash used by investing and financing activities, partially offset by a decrease in cash from operating activities.

Cash From Operating Activities. The decrease in cash from operating activities was primarily due to reductions in BTER rates charged to customers and a slight increase in spending on energy conservation programs. These decreases were partially offset by a decrease in funding for pension plans compared to the same period in 2009.

Cash Used By Investing Activities. Cash used by investing activities decreased due to the slowdown in construction for infrastructure and proceeds from the sale of property.

Cash Used By Financing Activities. The decrease in cash used by financing activities is primarily due to a reduction in draws on SPPC’s revolving credit facility and a decrease in capital contributions from NVE, partially offset by a decrease in dividend payments to NVE.

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

Available Liquidity as of September 30, 2010 (in millions)
SPPC
Cash and Cash Equivalents	$93.0
Balance available on Revolving Credit Facility (1)	234.1
- Less Reduction for Hedging Obligations (2)	(22.5)
$304.6

(1)
As of October 27, 2010, SPPC had approximately $215.3 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging obligations reflects balance as of August 31, 2010.

SPPC attempts to maintain its cash and cash equivalents in highly liquid investments, such as U.S. treasury bills and bank deposits.  In addition to cash on hand, SPPC may use its revolving credit facilities in order to meet its liquidity needs.  Alternatively, depending on the usage of the revolving credit facilities, SPPC may issue debt, subject to certain restrictions as discussed in Factors Affecting Liquidity, Ability to Issue Debt, below.

SPPC has no significant debt maturities in 2010 or 2011.  As of October 27, 2010, SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including reductions for hedging transactions or letters of credit (see Financing Transactions below).

SPPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy and the use of its revolving credit facilities.  Furthermore, in order to fund long-term capital requirements, including maturing debt, SPPC will likely meet such financial obligations with a combination of internally generated funds, the use of the revolving credit facilities, the issuance of long-term debt, and capital contributions from NVE. However, if energy costs rise at a rapid rate and SPPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity, SPPC may be required to further delay capital expenditures, re-finance debt or obtain funding through an equity issuance by NVE.

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

During the nine months ended September 30, 2010, SPPC paid dividends to NVE of $48 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

SPPC’s contractual obligations changed from that reported in the 2009 Form 10-K for the following significant items:  (i) the TUA with GBT with respect to the ON Line project; (ii) SPPC’s new revolving credit facility entered into in April 2010; and (iii) a long-term service agreement for its Tracy Generating Station, as detailed in Note 11, Commitments and Contingencies of the Condensed Notes to Financial Statements.

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

Factors Affecting Liquidity

    Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of September 30, 2010, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of September 30, 2010, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million,

b.
Financial covenants within SPPC’s financing agreements – As stated in Financing Transactions above, SPPC’s revolving credit facility agreement, dated November 2005, has been replaced with a new $250 million revolving credit agreement.  Under the $250 million revolving credit facility, SPPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on September 30, 2010 financial statements, SPPC was in compliance with this covenant and could incur up to $858 million of additional indebtedness.

All other financial covenants contained in SPPC’s revolving credit facility and its financing agreements are suspended, as SPPC’s senior secured debt is rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $1.8 billion.

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

The Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of September 30, 2010, $1.6 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $746.7 million of additional General and Refunding Mortgage Securities as of September 30, 2010.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under its credit facility, the potential exposure of SPPC to collateral calls under various contracts and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three Nationally Recognized Statistical Rating Organizations: Fitch, Moody’s and S&P.  In May 2010, Fitch upgraded the rating for SPPC’s senior secured debt to BBB from BBB- and revised the rating outlook from positive to stable.  As of September 30, 2010, the ratings are as follows:

Rating Agency
		Fitch	Moody’s	S&P
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
                  *  Investment grade

S&P’s, Moody’s and Fitch’s rating outlooks for SPPC are Stable.

    A security rating is not a recommendation to buy, sell or hold securities.  Security ratings are subject to revision and withdrawal at any time by the assigning rating organization.  Each security rating agency has its own methodology for assigning ratings, and, accordingly, each rating should be evaluated in the context of the applicable methodology, independently of all other ratings.  The rating agencies provide ratings at the request of the company being rated and charge the company fees for their services.

    Energy Supplier Matters

With respect to SPPC’s contracts for purchased power, SPPC purchases and sells electricity with counterparties under the WSPP agreement, an industry standard contract that SPPC uses as a member of the WSPP.  The WSPP contract is posted on the WSPP website.

Under these contracts, a material adverse change (e.g., a credit rating downgrade) in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of September 30, 2010 for all suppliers continuing to provide power under a WSPP agreement no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under SPPC’s Financing Transactions, the availability under SPPC’s revolving credit facility is reduced by the amount of negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of SPPC’s negative mark-to-market exposure as of August 31, 2010 was approximately $22.5 million, which amount was in effect for borrowings during the month of September 2010.  Currently, SPPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require SPPC to post cash collateral in the event of a credit rating downgrade.  Finally, as of October 2009, SPPC has suspended its hedging program as such expect its exposure to negative mark-to-market positions to decline.

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

The Utilities are required to file annual electric and gas DEAA cases on March 1 as mandated by the 2007 Nevada Legislature, quarterly BTER updates for the Utilities’ electric and gas departments, and triennial GRCs in Nevada.  A DEAA case is filed to recover or refund any under or over collection of prior energy costs and the BTER updates recover current energy costs.  As of September 30, 2010, NPC’s and SPPC’s balance sheets included credits of approximately $36.9 million and $152.0 million, respectively, of deferred energy costs of which credits of $102.4 million and $117.7 million are requested in the 2010 DEAA filings made by the Utilities.  Refer to Note 3, Regulatory Actions of the Condensed Notes to Financial Statements.  A GRC filing is to set rates to recover operation and maintenance expenses, depreciation, taxes and provide a return on invested capital.

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

ITEM 3A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2010, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands).

	September 30, 2010
	Expected Maturity Date
								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$63,670	$-	$230,039	$191,500	$485,209	$498,070
Average Interest Rate	-	-	7.80%	-	8.63%	6.75%	7.78%

NPC
Fixed Rate	$-	$364,000	$130,000	$-	$125,000	$2,967,050	$3,586,050	$4,120,568
Average Interest Rate	-	8.14%	6.50%	-	7.38%	6.41%	6.62%
Variable Rate	$-	$-	$-	$100,000	$-	$173,775	$273,775	$273,775
Average Interest Rate	-	-	-	2.51%	-	0.80%	1.43%

SPPC
Fixed Rate	$-	$-	$100,000	$250,000	$-	$701,742	$1,051,742	$1,194,041
Average Interest Rate	-	-	6.25%	5.45%	-	6.27%	6.07%
Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$214,675
Average Interest Rate	-	-	-	-	-	0.76%	0.76%

Total Debt	$-	$364,000	$293,670	$350,000	$355,039	$4,248,742	$5,611,451	$6,301,129

Commodity Price Risk

See the 2009 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2009.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $51.3 million as of September 30, 2010, which compares to balances of $73.2 million at December 31, 2009.  The decrease from December 31, 2009 is primarily due to the decrease in prices of natural gas and power during the first two quarters of 2010.

ITEM 4 and 4T.                                           CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2010, the registrants’ disclosure controls and procedures were effective.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in the 2009 Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company:

10.1	Transmission Use and Capacity Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010.

          Nevada Power Company:

10.2	Revolving Credit Facility dated April 28, 2010 between Nevada Power Company and Wells Fargo, N.A., as administrative agent for the lenders.

          Sierra Pacific Power Company:

10.3
Collective Bargaining Agreement dated as of August 16, 2010, effective through August 15, 2013, between Sierra Pacific Power Company and the International Brotherhood of Electrical Workers Local Union No. 1245.

10.4	Revolving Credit Facility dated April 28, 2010 between Sierra Pacific Power Company and Bank of America, N.A., as administrative agent for the lenders.

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: October 29, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: October 29, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: October 29, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)