Form 10-Q/A
period 2010-03-31
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-11-03
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 of NV Energy, Inc., Nevada Power Company d/b/a NV Energy, and Sierra Pacific Power Company d/b/a NV Energy (collectively, the "Registrants"), which was filed with the Securities and Exchange Commission on May 6, 2010 (the "Original Filing").  The Registrants are filing this Amendment No. 1 for the sole purpose of filing a corrected Exhibit 32.4.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

ITEM 6.EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(* filed herewith)

(10)    NV Energy, Inc.:

10.1	Assistance Agreement dated March 12, 2010 between the U.S. Department of Energy and NV Energy, Inc. (filed as Exhibit 10.1 to Form 10-Q dated May 6, 2010).

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.1 to Form 10-Q dated May 6, 2010).

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.2 to Form 10-Q dated May 6, 2010).

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.3 to Form 10-Q dated May 6, 2010).

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	*	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	*	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	*	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	*	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	*	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	*	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	*	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	*	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	*	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: November 3, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: November 3, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: November 3, 2010	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)