Form 10-Q/A
period 2010-06-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2010-11-03
CIK 71180, 90144, 741508

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 of NV Energy, Inc., Nevada Power Company d/b/a NV Energy, and Sierra Pacific Power Company d/b/a NV Energy (collectively, the "Registrants"), which was filed with the Securities and Exchange Commission on August 6, 2010 (the "Original Filing").  The Registrants are filing this Amendment No. 1 for the sole purpose of filing a corrected Exhibit 32.4.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

ITEM 6.EXHIBITS

(a)	Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc.:

10.1	Employment letter dated April 28, 2010 for Dilek Samil (filed as Exhibit 10.1 to Form 10-Q dated August 6, 2010).

          Nevada Power Company:

10.2	Revolving Credit Facility dated April 28, 2010 between Nevada Power Company and Wells Fargo, N.A., as administrative agent for the lenders (filed as Exhibit 10.2 to Form 10-Q dated October 29, 2010).

          Sierra Pacific Power Company:

10.3
Revolving Credit Facility dated April 28, 2010 between Sierra Pacific Power Company and Bank of America, N.A., as administrative agent for the lenders (filed as Exhibit 10.4 to Form 10-Q dated October 29, 2010).

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.1 to Form 10-Q dated August 6, 2010).

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.2 to Form 10-Q dated August 6, 2010).

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12.3 to Form 10-Q dated August 6, 2010).

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	*	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	*	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	*	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	*	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	*	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	*	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	*	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	*	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	*	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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