Form 10-Q
period 2011-03-31
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2011-05-05
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common Stock, $1.00 par value of NV Energy, Inc.	235,853,713 Shares

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

NV ENERGY, INC. NEVADA POWER COMPANY SIERRA PACIFIC POWER COMPANY QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011 TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Acronyms & Terms		3

ITEM 1.	Financial Statements

	NV Energy, Inc.
	Consolidated Statements of Operations – Three Months Ended March 31, 2011 and 2010	5
	Consolidated Balance Sheet – March 31, 2011 and December 31, 2010	6
	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2011 and 2010	8
	Consolidated Statements of Shareholders’ Equity - Three Months Ended March 31, 2011 and 2010	9
	Nevada Power Company
	Consolidated Statements of Operations – Three Months Ended March 31, 2011 and 2010	10
	Consolidated Balance Sheet – March 31, 2011 and December 31, 2010	11
	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2011 and 2010	13
	Consolidated Statements of Shareholder’s Equity - Three Months Ended March 31, 2011 and 2010	14
	Sierra Pacific Power Company
	Consolidated Income Statements – Three Months Ended March 31, 2011 and 2010	15
	Consolidated Balance Sheet – March 31, 2011 and December 31, 2010	16
	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2011 and 2010	18
	Consolidated Statements of Shareholder’s Equity - Three Months Ended March 31, 2011 and 2010	19
	Condensed Notes to Financial Statements
	Note 1. Summary of Significant Accounting policies	20
	Note 2. Segment Information	21
	Note 3. Regulatory Actions	22
	Note 4. Long-Term Debt	24
	Note 5. Fair Value of Financial Instruments	25
	Note 6. Derivatives and Hedging Activities	25
	Note 7. Retirement Plan and Post-Retirement Benefits	27
	Note 8. Commitments and Contingencies	28
	Note 9. Earnings Per Share (NVE)	30
	Note 10. Assets Held for Sale	30
	Note 11. Subsequent Events	31

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

	NV Energy, Inc.	38
	Nevada Power Company	42
	Sierra Pacific Power Company	49

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	59

ITEM 4.	Controls and Procedures	59

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	60
ITEM 1A.	Risk Factors	60
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
ITEM 3.	Defaults Upon Senior Securities	60
ITEM 5.	Other Information	60
ITEM 6.	Exhibits	61

Signature Page and Certifications		62

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2010 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2010
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
CWIP	Construction Work-In-Progress
d/b/a	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DSM	Demand Side Management
Dth	Decatherm
EEC	Ely Energy Center
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings Per Share
EWAM	Enterprise Work Asset Management System
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC, a wholly owned subsidiary of Texas Nevada Transmission, LLC
GBT-South	Great Basin Transmission South, LLC, a wholly owned subsidiary of GBT
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
kWh	Kilowatt Hour
Legislature	Nevada State Legislature
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
MMBtu	Million British Thermal Units
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$600 million Revolving Credit Facility entered into in April 2010 between NPC and Wells Fargo, N.A., as administrative agent for the lenders a party thereto
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	A smart grid infrastructure that is expected to enable the widespread use of smart meters that will provide customers the ability to more directly manage their energy usage.
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Nevada Renewable Energy Portfolio Standard
PPA	Purchased Power Agreement
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SNWA	Southern Nevada Water Authority
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in April 2010 between SPPC and Bank of America, N.A., as administrative agent for the lenders a party thereto
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company N.A., as Trustee
TMWA	Truckee Meadows Water Authority

Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

OPERATING REVENUES	$640,983	$714,489

OPERATING EXPENSES:
Fuel for power generation	146,338	221,619
Purchased power	135,016	107,363
Gas purchased for resale	52,632	65,559
Deferred energy	(1,952)	17,566
Other operating expenses	105,974	106,626
Maintenance	29,762	25,729
Depreciation and amortization	83,102	80,948
Taxes other than income	16,245	16,173
Total Operating Expenses	567,117	641,583
OPERATING INCOME	73,866	72,906

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2011 - $6,210, 2010 - $4,939 )	(77,343)	(80,064)
Interest income (expense) on regulatory items	(3,762)	(2,071)
AFUDC-equity	7,642	5,953
Other income	5,858	5,877
Other expense	(4,656)	(3,066)
Total Other Income (Expense)	(72,261)	(73,371)
Income (Loss) Before Income Tax Expense	1,605	(465)

Income tax expense (benefit)	(725)	1,256

NET INCOME (LOSS)	$2,330	$(1,721)

Amount per share basic and diluted - (Note 9)
Net income (loss) per share - basic and diluted	$0.01	$(0.01)

Weighted Average Shares of Common Stock Outstanding - basic	235,526,425	234,858,642
Weighted Average Shares of Common Stock Outstanding - diluted	236,784,658	234,858,642
Dividends Declared Per Share of Common Stock	$0.12	$0.11

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$137,792	$86,189
Accounts receivable less allowance for uncollectible accounts:
2011 - $28,264; 2010 - $28,684	315,825	354,010
Materials, supplies and fuel, at average cost	123,258	114,520
Risk management assets (Note 6)	536	4,007
Current income taxes receivable	82	82
Deferred income taxes	128,405	130,800
Other current assets	47,981	42,330
Total Current Assets	753,879	731,938

Utility Property:
Plant in service	11,089,005	11,068,518
Construction work-in-progress	986,883	908,579
Total	12,075,888	11,977,097
Less accumulated provision for depreciation	3,083,466	3,047,438
Total Utility Property, Net	8,992,422	8,929,659

Investments and other property, net	58,463	61,613

Deferred Charges and Other Assets:
Deferred energy (Note 3)	114,657	117,623
Regulatory assets	1,176,489	1,237,159
Regulatory asset for pension plans	263,918	269,472
Other deferred charges and assets	157,827	166,882
Total Deferred Charges and Other Assets	1,712,891	1,791,136

Assets Held for Sale (Note 10)	-	155,322

TOTAL ASSETS	$11,517,655	$11,669,668

(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010

Current Liabilities:
Current maturities of long-term debt (Note 4)	$355,847	$355,929
Accounts payable	313,953	346,409
Accrued expenses	102,289	133,851
Risk management liabilities (Note 6)	8,503	33,229
Deferred energy (Note 3)	315,991	315,839
Other current liabilities	67,491	70,638
Total Current Liabilities	1,164,074	1,255,895

Long-term debt (Note 4)	4,905,822	4,924,109

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,243,405	1,246,410
Deferred investment tax credit	17,941	19,204
Accrued retirement benefits	152,361	148,841
Regulatory liabilities	434,507	428,114
Other deferred credits and liabilities	268,178	265,571
Total Deferred Credits and Other Liabilities	2,116,392	2,108,140

Liabilities Held for Sale (Note 10)	-	30,706

Shareholders' Equity:
Common stock, $1.00 par value; 350 million shares authorized; 235,773,405 and 235,322,553 issued and outstanding for 2011 and 2010	235,773	235,323
Other paid-in capital	2,710,857	2,705,954
Retained earnings	390,486	416,432
Accumulated other comprehensive loss	(5,749)	(6,891)
Total Shareholders' Equity	3,331,367	3,350,818

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,517,655	$11,669,668

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,330	$(1,721)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83,102	80,948
Deferred taxes and deferred investment tax credit	(414)	1,284
AFUDC-equity	(7,642)	(5,953)
Deferred energy	3,118	26,824
Amortization of other regulatory assets	38,839	20,349
Deferred rate increase	15,334	(2,001)
Other, net	1,915	2,858
Changes in certain assets and liabilities:
Accounts receivable	38,185	62,921
Materials, supplies and fuel	(8,639)	2,599
Other current assets	(5,653)	(16,113)
Accounts payable	(23,364)	(16,406)
Accrued retirement benefits	3,521	(4,767)
Other current liabilities	(34,708)	(19,100)
Risk management assets and liabilities	1,354	2,633
Other deferred assets	(511)	(921)
Other regulatory assets	(18,608)	(9,462)
Other deferred liabilities	(2,636)	(4,058)
Net Cash from Operating Activities	85,523	119,914

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(144,097)	(200,046)
Proceeds from sale of asset	131,789	3,254
Customer advances for construction	(672)	(794)
Contributions in aid of construction	20,178	15,707
Investments and other property - net	286	(1,093)
Net Cash from (used by) Investing Activities	7,484	(182,972)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	144,999
Retirement of long-term debt	(18,481)	(44,011)
Sale of Common Stock	5,353	1,124
Dividends paid	(28,276)	(25,832)
Net Cash from (used by) Financing Activities	(41,404)	76,280

Net Increase in Cash and Cash Equivalents	51,603	13,222
Beginning Balance in Cash and Cash Equivalents	86,189	62,706
Ending Balance in Cash and Cash Equivalents	$137,792	$75,928

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$92,323	$99,559
Income taxes	$1	$-
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$77,033	$97,357
Capital lease obligations incurred	$-	$15,336

The accompanying notes are an integral part of the financial statements

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in Thousands, except share amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

December 31, 2010	235,322,553	$235,323	$2,705,954	$416,432	$(6,891)	$3,350,818
Net Income				2,330		2,330
Dividend Reinvestment and Employee Benefits	450,852	450	4,591			5,041
Tax benefit from stock options exercised			312			312
Change in compensation retirement benefits liability and amortization (net of taxes $615)					1,142	1,142
Dividends Declared				(28,276)		(28,276)
March 31, 2011	235,773,405	$235,773	$2,710,857	$390,486	$(5,749)	$3,331,367

December 31, 2009	234,834,169	$234,834	$2,700,329	$295,247	$(6,488)	$3,223,922
Net Income (Loss)				(1,721)		(1,721)
Dividend Reinvestment and Employee Benefits	98,708	99	1,026			1,125
Change in compensation retirement benefits liability and amortization (net of taxes ($17))					31	31
Dividends Declared				(25,832)		(25,832)
March 31, 2010	234,932,877	$234,933	$2,701,355	$267,694	$(6,457)	$3,197,525

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

OPERATING REVENUES	$390,068	$425,799

OPERATING EXPENSES:
Fuel for power generation	101,070	156,115
Purchased power	95,566	71,227
Deferred energy	6,730	19,463
Other operating expenses	65,101	66,719
Maintenance	22,337	17,019
Depreciation and amortization	57,673	55,101
Taxes other than income	10,058	10,026
Total Operating Expenses	358,535	395,670
OPERATING INCOME	31,533	30,129

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2011 - $5,790, 2010 - $4,532)	(52,033)	(53,356)
Interest income (expense) on regulatory items	(1,451)	(31)
AFUDC-equity	7,098	5,362
Other income	3,632	2,583
Other expense	(2,732)	(1,132)
Total Other Income (Expense)	(45,486)	(46,574)
Income (Loss) Before Income Tax Expense	(13,953)	(16,445)

Income tax expense (benefit)	(4,933)	(4,119)

NET INCOME (LOSS)	$(9,020)	$(12,326)

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$61,648	$60,077
Accounts receivable less allowance for uncollectible accounts:
2011 - $25,634; 2010 - $26,428	189,308	224,704
Materials, supplies and fuel, at average cost	69,529	66,459
Risk management assets (Note 6)	500	3,476
Deferred income taxes	78,462	76,282
Other current assets	35,754	29,680
Total Current Assets	435,201	460,678

Utility Property:
Plant in service	7,576,547	7,552,097
Construction work-in-progress	886,888	825,079
Total	8,463,435	8,377,176
Less accumulated provision for depreciation	1,849,534	1,828,366
Total Utility Property, Net	6,613,901	6,548,810

Investments and other property, net	51,949	55,305

Deferred Charges and Other Assets:
Deferred energy (Note 3)	114,657	117,623
Regulatory assets	835,089	871,982
Regulatory asset for pension plans	130,676	133,410
Other deferred charges and assets	113,946	114,016
Total Deferred Charges and Other Assets	1,194,368	1,237,031

TOTAL ASSETS	$8,295,419	$8,301,824

(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$355,847	$355,929
Accounts payable	203,802	232,279
Accounts payable, affiliated companies	34,202	29,334
Accrued expenses	66,419	89,638
Risk management liabilities (Note 6)	7,042	22,764
Deferred energy (Note 3)	178,362	171,349
Other current liabilities	52,314	54,607
Total Current Liabilities	897,988	955,900

Long-term debt (Note 4)	3,218,908	3,221,833

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	906,135	908,094
Deferred investment tax credit	6,978	7,255
Accrued retirement benefits	33,219	31,907
Regulatory liabilities	232,182	225,983
Other deferred credits and liabilities	192,644	189,220
Total Deferred Credits and Other Liabilities	1,371,158	1,362,459

Shareholder's Equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding for 2011 and 2010	1	1
Other paid-in capital	2,308,219	2,254,219
Retained earnings	502,268	511,288
Accumulated other comprehensive loss	(3,123)	(3,876)
Total Shareholder's Equity	2,807,365	2,761,632

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,295,419	$8,301,824

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,020)	$(12,326)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,673	55,101
Deferred taxes and deferred investment tax credit	(4,725)	(3,990)
AFUDC-equity	(7,098)	(5,362)
Deferred energy	9,980	24,695
Amortization of other regulatory assets	18,870	14,414
Deferred rate increase	15,334	(2,001)
Other, net	1,429	1,854
Changes in certain assets and liabilities:
Accounts receivable	35,397	37,047
Materials, supplies and fuel	(2,971)	1,506
Other current assets	(6,075)	(11,273)
Accounts payable	(15,946)	(28,951)
Accrued retirement benefits	1,313	(4,465)
Other current liabilities	(25,513)	(10,254)
Risk management assets and liabilities	859	1,577
Other deferred assets	(781)	(531)
Other regulatory assets	(12,328)	(5,219)
Other deferred liabilities	(1,911)	(2,708)
Net Cash from Operating Activities	54,487	49,114

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(120,455)	(163,340)
Proceeds from sale of asset	-	3,254
Customer advances for construction	(211)	(17)
Contributions in aid of construction	16,479	14,608
Investments and other property - net	278	(1,014)
Net Cash used by Investing Activities	(103,909)	(146,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	120,000
Retirement of long-term debt	(3,007)	(3,366)
Additional investment by parent company	54,000	-
Dividends paid	-	(27,000)
Net Cash from Financing Activities	50,993	89,634

Net Increase (Decrease) in Cash and Cash Equivalents	1,571	(7,761)
Beginning Balance in Cash and Cash Equivalents	60,077	42,609
Ending Balance in Cash and Cash Equivalents	$61,648	$34,848

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$69,936	$67,305
Income taxes	$1	$-
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$66,894	$92,631
Capital lease obligations incurred	$-	$15,336

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Dollars in Thousands, except share amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity

December 31, 2010	1,000	$1	$2,254,219	$511,288	$(3,876)	$2,761,632
Net Income (Loss)				(9,020)		(9,020)
Capital contribution from parent			54,000			54,000
Change in compensation retirement benefits liability and amortization (net of taxes $405)					753	753
March 31, 2011	1,000	$1	$2,308,219	$502,268	$(3,123)	$2,807,365

December 31, 2009	1,000	$1	$2,254,189	$399,345	$(3,496)	$2,650,039
Net Income (Loss)				(12,326)		(12,326)
Change in compensation retirement benefits liability and amortization (net of taxes ($9))					16	16
Dividends Declared				(27,000)		(27,000)
March 31, 2010	1,000	$1	$2,254,189	$360,019	$(3,480)	$2,610,729

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
OPERATING REVENUES:
Electric	$178,617	$208,662
Gas	72,294	80,020
Total Operating Revenues	250,911	288,682

OPERATING EXPENSES:
Fuel for power generation	45,268	65,504
Purchased power	39,450	36,136
Gas purchased for resale	52,632	65,559
Deferred energy - electric - net	(11,931)	(1,500)
Deferred energy - gas - net	3,249	(397)
Other operating expenses	40,216	39,353
Maintenance	7,425	8,710
Depreciation and amortization	25,429	25,847
Taxes other than income	6,024	6,066
Total Operating Expenses	207,762	245,278
OPERATING INCOME	43,149	43,404

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: 2011 - $420, 2010 - $407)	(16,946)	(17,045)
Interest income (expense) on regulatory items	(2,311)	(2,040)
AFUDC-equity	544	591
Other income	2,052	1,755
Other expense	(1,594)	(1,869)
Total Other Income (Expense)	(18,255)	(18,608)
Income Before Income Tax Expense	24,894	24,796

Income tax expense (benefit)	8,318	7,676

NET INCOME (LOSS)	16,576	17,120

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$65,790	$9,552
Accounts receivable less allowance for uncollectible accounts:
2011 - $2,630; 2010 - $2,256	126,469	129,306
Materials, supplies and fuel, at average cost	53,729	48,061
Risk management assets (Note 6)	36	531
Intercompany income taxes receivable	10,351	10,351
Deferred income taxes	54,482	53,282
Other current assets	12,112	11,633
Total Current Assets	322,969	262,716

Utility Property:
Plant in service	3,512,458	3,516,421
Construction work-in-progress	99,995	83,500
Total	3,612,453	3,599,921
Less accumulated provision for depreciation	1,233,932	1,219,072
Total Utility Property, Net	2,378,521	2,380,849

Investments and other property, net	6,162	5,956

Deferred Charges and Other Assets:
Regulatory assets	341,400	365,177
Regulatory asset for pension plans	130,228	131,734
Other deferred charges and assets	36,869	45,268
Total Deferred Charges and Other Assets	508,497	542,179

Assets Held for Sale (Note 10)	-	155,322

TOTAL ASSETS	$3,216,149	$3,347,022

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Accounts payable	$87,119	$90,206
Accounts payable, affiliated companies	17,304	10,812
Accrued expenses	25,974	33,788
Dividends Declared	-	54,000
Risk management liabilities (Note 6)	1,461	10,465
Deferred energy (Note 3)	137,629	144,490
Other current liabilities	15,175	16,029
Total Current Liabilities	284,662	359,790

Long-term debt (Note 4)	1,180,413	1,195,775

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	404,612	395,454
Deferred investment tax credit	10,963	11,949
Accrued retirement benefits	112,005	110,302
Regulatory liabilities	202,325	202,131
Other deferred credits and liabilities	67,300	67,495
Total Deferred Credits and Other Liabilities	797,205	787,331

Liabilities Held for Sale (Note 10)	-	30,706

Shareholder's Equity:
Common stock, $3.75 par value, 20,000,000 shares authorized, 1,000 shares issued and ouutstanding for 2011 and 2010	4	4
Other paid-in capital	1,111,574	1,111,262
Retained deficit	(156,650)	(135,226)
Accumulated other comprehensive loss	(1,059)	(2,620)
Total Shareholder's Equity	953,869	973,420

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,216,149	$3,347,022

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$16,576	$17,120
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25,429	25,847
Deferred taxes and deferred investment tax credit	8,109	7,534
AFUDC-equity	(544)	(591)
Deferred energy	(6,862)	2,129
Amortization of other regulatory assets	19,944	5,877
Other, net	641	617
Changes in certain assets and liabilities:
Accounts receivable	2,837	25,874
Materials, supplies and fuel	(5,668)	1,084
Other current assets	(479)	(5,087)
Accounts payable	4,835	4,894
Accrued retirement benefits	1,703	(641)
Other current liabilities	(8,667)	(740)
Risk management assets and liabilities	495	1,056
Other deferred assets	270	(390)
Other regulatory assets	(6,280)	(4,243)
Other deferred liabilities	(104)	(1,019)
Net Cash from Operating Activities	52,235	79,321

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(23,642)	(36,706)
Proceeds from sale of asset	131,789	-
Customer advances for construction	(461)	(777)
Contributions in aid of construction	3,699	1,099
Investments and other property - net	8	(169)
Net Cash from (used by) Investing Activities	111,393	(36,553)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	24,999
Retirement of long-term debt	(15,390)	(40,596)
Dividends paid	(92,000)	(13,000)
Net Cash used by Financing Activities	(107,390)	(28,597)

Net Increase (Decrease) in Cash and Cash Equivalents	56,238	14,171
Beginning Balance in Cash and Cash Equivalents	9,552	14,359
Ending Balance in Cash and Cash Equivalents	$65,790	$28,530

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$15,925	$15,870
Significant non-cash transactions:
Accrued construction expenses as of March 31,	$10,139	$4,726

The accompanying notes are an integral part of the financial statements

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Dollars in Thousands, except share amounts)
(Unaudited)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity

December 31, 2010	1,000	$4	$1,111,262	$(135,226)	$(2,620)	$973,420
Net Income				16,576		16,576
Tax benefit from stock options exercised			312			312
Change in compensation retirement benefits liability and amortization (net of taxes $841)					1,561	1,561
Dividends Declared				(38,000)		(38,000)
March 31, 2011	1,000	$4	$1,111,574	$(156,650)	$(1,059)	$953,869

December 31, 2009	1,000	$4	$1,111,260	$(99,600)	$(2,405)	$1,009,259
Net Income				17,120		17,120
Change in compensation retirement benefits liability and amortization (net of taxes ($5))					9	9
Dividends Declared				(13,000)		(13,000)
March 31, 2010	1,000	$4	$1,111,260	$(95,480)	$(2,396)	$1,013,388

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

In the opinion of the management of NVE, NPC and SPPC, the accompanying unaudited interim consolidated financial statements contain normal and recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods shown.  These consolidated financial statements do not contain the complete detail concerning accounting policies and other matters, which are included in full year financial statements; therefore, they should be read in conjunction with the audited financial statements included in the 2010 Form 10-K.

The results of operations and cash flows of NVE, NPC and SPPC for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

Consolidations of VIEs

In June 2009, the FASB amended existing guidance related to the Consolidation of VIEs.  NVE and the Utilities adopted this amendment on January 1, 2010.  The amendment no longer allows the scope exception for contracts which an entity was unable to obtain financial information from to be excluded from the primary beneficiary determination.  As a result, NVE and the Utilities will continually perform an analysis to determine whether their variable interests give it controlling financial interest in a VIE which would require consolidation.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  To identify potential variable interests, management reviewed contracts under leases, long term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as defined above, as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of March 31, 2011, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

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

NOTE 2.                 SEGMENT INFORMATION

The Utilities operate three regulated business segments which are NPC electric, SPPC electric and SPPC natural gas service, which are reported in accordance with Segment Reporting of the FASC.  Electric service is provided to Las Vegas and surrounding Clark County by NPC, and to northern Nevada by SPPC.  Natural gas services are provided by SPPC in the Reno-Sparks area of Nevada.  Other information includes amounts below the quantitative thresholds for separate disclosure.

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

Three Months Ended
March 31, 2011
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$640,983	$4	$390,068	$250,911	$178,617	$72,294

Energy Costs:
Fuel for power generation	146,338	-	101,070	45,268	45,268	-
Purchased power	135,016	-	95,566	39,450	39,450	-
Gas purchased for resale	52,632	-	-	52,632	-	52,632
Deferred energy	(1,952)	-	6,730	(8,682)	(11,931)	3,249
	$332,034	$-	$203,366	$128,668	$72,787	$55,881

Gross Margin	$308,949	$4	$186,702	$122,243	$105,830	$16,413

Other operating expenses	105,974	657	65,101	40,216
Maintenance	29,762	-	22,337	7,425
Depreciation and amortization	83,102	-	57,673	25,429
Taxes other than income	16,245	163	10,058	6,024

Operating Income (Loss)	$73,866	$(816)	$31,533	$43,149

Three Months Ended
March 31, 2010
		NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	(1)	$714,489	$8	$425,799	$288,682	$208,662	$80,020

Energy Costs:
Fuel for power generation		221,619	-	156,115	65,504	65,504	-
Purchased power		107,363	-	71,227	36,136	36,136	-
Gas purchased for resale		65,559	-	-	65,559	-	65,559
Deferred energy		17,566	-	19,463	(1,897)	(1,500)	(397)
		$412,107	$-	$246,805	$165,302	$100,140	$65,162

Gross Margin	(1)	$302,382	$8	$178,994	$123,380	$108,522	$14,858

Other operating expenses		106,626	554	66,719	39,353
Maintenance		25,729	-	17,019	8,710
Depreciation and amortization		80,948	-	55,101	25,847
Taxes other than income		16,173	81	10,026	6,066

Operating Income (Loss)		$72,906	$(627)	$30,129	$43,404

(1)
As reported in our 2010 Form 10-K, amounts for REPR are presented net.  As such, revenues and gross margin for the three months ended March 31, 2010 were reduced by $2.5 million, $1.2 million and $1.3 million for NVE, NPC and SPPC, respectively, from that reported in the First Quarter 2010 10-Q.  The change in presentation did not affect operating income or net income.

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of March 31, 2011 (dollars in thousands):

	2011
	NVE Total	NPC Electric		SPPC Electric	SPPC Gas
Nevada Deferred Energy
Cumulative Balance requested in 2011 DEAA	$(331,013)	$(186,460)	(1)	$(115,602)	$(28,951)
2011 Amortization	53,314	20,849		25,065	7,400
2011 Deferred Energy Over Collections (2)	(53,096)	(27,555)		(14,596)	(10,945)
Nevada Deferred Energy Balance at March 31, 2011 - Subtotal	$(330,795)	$(193,166)		$(105,133)	$(32,496)
Reinstatement of deferred energy (effective 6/07, 10 years)	129,461	129,461		-	-

Total	$(201,334)	$(63,705)		$(105,133)	$(32,496)

Deferred Assets
Deferred energy	$114,657	$114,657		$-	$-
Current Liabilities
Deferred energy	(315,991)	(178,362)		(105,133)	$(32,496)
Total	$(201,334)	$(63,705)		$(105,133)	$(32,496)

(1)
Refer to NPC 2010 DEAA “Settled Regulatory Actions” in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K for separate discussion regarding rate offset of this balance.

(2)	These deferred energy over collections will be filed in the March 2012 DEAA filings.

      Nevada Power Company and Sierra Pacific Power Company

       Ely Energy Center

In February 2011, NVE and the Utilities cancelled plans to construct the EEC due to increasing environmental and economic uncertainties.  The PUCN had previously approved the Utilities spending on the EEC up to $130 million, of which the Utilities have spent and recorded as an other deferred asset approximately $65.3 million as of March 31, 2011.  Management believes the amounts expended through March 31, 2011 are probable of recovery.  In June 2009, the Utilities filed to withdraw the initial construction application under the Utility Environmental Protection Act (UEPA) filed in 2006 due to postponing the construction of the EEC.  Simultaneously, the Utilities filed a new UEPA application for the construction of a transmission line.  In the SPPC 2010 Electric GRC, the Utilities were ordered to file a separate application concurrent with the filing of NPC’s GRC, expected in June 2011, to determine the reasonableness of the EEC project development costs and propose reclassification of these costs from a deferred debit to a regulatory asset.

Energy Efficiency Implementation Rate (EEIR) and Energy Efficiency Program Rate (EEPR)

EEIR

In 2009, the Nevada Legislature passed Senate Bill 358, which required the PUCN to adopt regulations authorizing an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN.  As a result, the PUCN opened Docket No. 09-07016 to amend and adopt the regulation.  The regulation was adopted by the Legislature on July 22, 2010.  The Utilities will account for the effects of such regulation in accordance with FASC 980-605-25, Alternative Revenue Programs.  Accordingly, as of August 1, 2010, the Utilities are recording the amount of additional revenues which are objectively determinable and probable of recovery and are attributable to reduced kWh sales related to our energy efficiency programs, prior to their inclusion in rates.  In March 2011, the Utilities filed their annual DEAA filings to clear the accumulated regulatory asset account between August 1, 2010 and December 31, 2010, with rates effective in October 2011.  In October 2010, the Utilities filed to set base rates beginning mid 2011 to recover approximately $35.1 million and $7.6 million for NPC and SPPC, respectively, for estimated reduced kWh sales related to our energy efficiency programs in 2011.  Annually, thereafter, the Utilities will make a filing in March, to adjust rates and set a clearing rate or EEIR for over or under collected balances, effective in October of the same year.

As a result of the Utilities’ applications for interim base EEIR filed in October 2010, the PUCN’s staff filed a Motion for Partial Summary Judgment (Motion) on December 1, 2010.  The Motion contends that the Utilities’ original filings, which requested recovery of lost revenues associated with the measurable and verifiable effects of energy efficiency programs for programs implemented prior to July 2010, were inconsistent with Nevada law.  The Utilities opposed the Motion on December 16, 2010.  The PUCN heard oral argument on the Motion on January 20, 2011. On February 3, 2011, the PUCN denied the Motion without prejudice.  Hearings on these filings were held in March 2011 and a decision is expected in late May.

EEPR

In addition, the regulation approved the transition of the recovery of energy efficiency program costs from general rates (filed every 3 years) to recovery through independent annual rate filings.  Accordingly, in their filing made in October 2010, the Utilities have requested to set base rates beginning mid 2011 to recover the 2011 costs of implementing energy efficiency program costs of approximately $71.0 million and $12.1 million for NPC and SPPC, respectively.  Costs accumulated between August 1, 2010 and December 31, 2010 were requested for recovery in the March 2011 filing with rates effective October 2011.  Hearings on these filings were also held in March 2011 and a decision is expected in late May.  Thereafter, annual filings will be made in March with rates effective October of the same year.

      Nevada Power Company

        NPC 2011 DEAA, TRED, REPR, EEIR, EEPR Rate Filings

In March 2011, NPC filed an application to establish a new DEAA and reset or establish several other rate elements (TRED, REPR, EEIR and EEPR).  The recoveries requested in this filing along with those requested in the October 2010 EEIR and EEPR filings result in an overall change in revenue requirement of $61.6 million.  The March 2011 application includes the following (dollars in millions):

	Anticipated	Requested		Present		$ Change in
	Effective	Revenue		Revenue		Revenue
	Date	Requirement		Requirement		Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(186.5)		$(101.0)		$(85.5)
REPR, TRED & EE
REPR	Oct. 2011	9.0		29.9		(20.9)
TRED	Oct. 2011	14.6		16.3		(1.7)
EEPR Base	Oct. 2011	78.4		71.4	(1)	7.0
EEPR Amortization	Oct. 2011	22.8		-		22.8
EEIR Base	Oct. 2011	40.0		35.4	(1)	4.6
EEIR Amortization	Oct. 2011	12.1	(2)	-		12.1
Totals		$(9.6)		$52.0		$(61.6)

(1)	Amounts were previously requested in an October 2010 filing with an anticipated rate effective date of June 2011.
(2)
Amount represents proposed EEIR amortization rates as filed; of which a portion has been previously recognized in accordance with Alternative Revenue Accounting.  Reference to Note 1, Summary of Significant Accounting Polices, of the Notes to Financial Statements in the 2010 Form 10-K.

NPC Harry Allen Regulatory Asset Filing

In December 2010, NPC filed a petition with the PUCN seeking permission to establish a regulatory asset related to the 500 MW (nominally rated) expansion at the Harry Allen Generating Station.  The petition sought to recover approximately $40 million of foregone return, depreciation expense and incremental operating and maintenance expense incurred between June 1, 2011, the approved in service date, and December 31, 2011, which due to regulatory lag will not be recovered.  In April 2011, the PUCN denied NPC’s petition to establish a regulatory asset.  NPC does not plan further action on this request.

      Sierra Pacific Power Company

        SPPC 2011 Electric DEAA, TRED, REPR, EEIR, EEPR Rate Filings

In March 2011, SPPC filed an application to establish a new DEAA and reset or establish several other rate elements (TRED, REPR, EEIR and EEPR).  The recoveries requested in this filing along with those requested in the October 2010 EEIR and EEPR filings result in an overall change in revenue requirement of $3.3 million.  The March 2011 application includes the following (dollars in millions):

	Anticipated	Requested		Present		$ Change in
	Effective	Revenue		Revenue		Revenue
	Date	Requirement		Requirement		Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(115.6)		$(99.5)		$(16.1)
REPR, TRED & EE
REPR	Oct. 2011	38.1		36.6		1.5
TRED	Oct. 2011	5.9		7.9		(2.0)
EEPR Base	Oct. 2011	11.6		12.1	(1)	(0.5)
EEPR Amortization	Oct. 2011	4.7		-		4.7
EEIR Base	Oct. 2011	9.2		7.6	(1)	1.6
EEIR Amortization	Oct. 2011	7.5	(2)	-		7.5
Totals		$(38.6)		$(35.3)		$(3.3)

(1)	Amounts were previously requested in an October 2010 filing with an anticipated rate effective date of June 2011.
(2)
Amount represents proposed EEIR amortization rates as filed; of which a portion has been previously recognized in accordance with Alternative Revenue Accounting.  Reference to Note 1, Summary of Significant Accounting Polices, of the Notes to Financial Statements in the 2010 Form 10-K.

         SPPC 2011 Nevada Gas DEAA

In March 2011, SPPC filed an application to create a new DEAA rate and to establish a new STPR (Solar Thermal Prospective Rate) to recover a legislatively mandated solar thermal program.  The March 2011 application includes the following (dollars in millions):

	Anticipated	Requested	Present	$ Change in
	Effective	Revenue	Revenue	Revenue
	Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(29.0)	$(16.7)	$(12.3)
STPR	Oct. 2011	0.3	-	0.3

Totals		$(28.7)	$(16.7)	$(12.0)

NOTE 4.                      LONG-TERM DEBT

   Maturities of Long-Term Debt

As of March 31, 2011, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NVE Consolidated	NVE Holding Co.	NPC	SPPC
2011(1)	$351,207	$-	$351,207	$-
2012	134,822	-	134,822	-
2013	255,405	-	5,405	250,000
2014	128,513	-	128,513	-
2015	251,039	-	251,039	-
	1,120,986	-	870,986	250,000
Thereafter	4,138,183	506,500	2,715,266	916,417
	5,259,169	506,500	3,586,252	1,166,417
Unamortized Premium (Discount) Amount	2,500	1	(11,497)	13,996
Total	$5,261,669	$506,501	$3,574,755	$1,180,413

(1)	Amounts may differ from current portion of long-term debt as reported on the consolidated balance sheet due to the timing difference of payments and the change in obligation.

Substantially all utility plant is subject to the liens of NPC’s and SPPC’s indentures under which their respective General and Refunding Mortgage securities are issued.

NOTE 5.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The March 31, 2011 carrying amount of cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximate fair value due to the short-term nature of these instruments.

The total fair value of NVE’s consolidated long-term debt at March 31, 2011, is estimated to be $5.7 billion based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value was estimated to be $5.7 billion as of December 31, 2010.

The total fair value of NPC’s consolidated long-term debt at March 31, 2011, is estimated to be $3.9 billion based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value was estimated to be $3.9 billion at December 31, 2010.

The total fair value of SPPC’s consolidated long-term debt at March 31, 2011, is estimated to be $1.3 billion based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value was estimated to be $1.3 billion as of December 31, 2010.

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

Interest Rate Risk

In August 2009, NPC entered into two interest rate swap agreements which terminate in 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding  Mortgage Notes, Series A, due 2011.  Interest rate hedges manage existing and future interest rate exposure in order to lower overall borrowing costs.  As allowed by the Regulated Operations Topic of the FASC, as of March 31, 2011, the fair value of the interest rate hedges are recorded as a Risk Management Liability with the corresponding offset recorded as a Risk Management Regulatory Asset and are included in the fair value table below.

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

Option Premiums
	March 31, 2011			December 31, 2010
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current Assets	$0.5	$0.5	$-	$1.9	$1.4	$0.5

Current Liabilities	$(0.4)	$(0.4)	$-	$(0.4)	$(0.4)	$-

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  Interest rate hedges are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities’ nonperformance risk on their liabilities, which as of March 31, 2011, had an immaterial impact to the fair value of their derivative instruments.

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

	March 31, 2011			December 31, 2010
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC

Risk management assets - current (1)	$-	$-	$-	$2.1	$2.1	$-
Risk management liabilities- current (1)	8.2	6.7	1.5	32.9	22.4	10.5
Risk management regulatory assets/liabilities – net (2)	$(8.2)	$(6.7)	$(1.5)	$(30.8)	$(20.3)	$(10.5)

(1)	Included in Risk management liabilities – current at March 31, 2011, is a $0.3 million cumulative loss for interest rate hedges with the offset recorded in the risk management regulatory asset above.
(2)
When amount is negative it represents a risk management regulatory asset, when positive it represents a risk management regulatory liability.  For the three months ended March 31, 2011, NVE, NPC and SPPC would have recorded cumulative gains of $22.6 million, $13.6 and $9.0 million.  However, as permitted by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the risk management regulatory asset amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  Risk management liabilities decreased as of March 31, 2011 as compared to December 31, 2010, due to settlements of derivative contracts and the suspension of the Utilities’ hedging program as of October 2009.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	March 31, 2011			December 31, 2010
	Commodity Volume (MMBTU)			Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume liabilities- current (1)	5.6	4.7	0.9	18.1	12.9	5.2

(1)
The change in commodity volumes at March 31, 2011, as compared to December 31, 2010, is primarily due to the suspension of the Utilities’ hedging program as of October 2009.  As such, the Utilities’ exposure to mark-to-market hedging transactions has declined.

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

NVE

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$4,607	$4,727	$653	$617
Interest cost	10,169	10,718	2,090	2,184
Expected return on plan assets	(12,192)	(11,069)	(1,596)	(1,556)
Amortization of prior service cost	(738)	(448)	(987)	(972)
Amortization of net loss	4,155	3,777	1,083	1,085
Net periodic benefit cost	$6,001	$7,705	$1,243	$1,358

The average percentage of NVE net periodic costs capitalized during 2011 and 2010 was 32.20% and 33.20% respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$2,445	$2,392	$363	$353
Interest cost	4,880	5,023	615	619
Expected return on plan assets	(6,169)	(5,362)	(590)	(567)
Amortization of prior service cost	(470)	(433)	229	236
Amortization of net loss	1,690	1,764	302	300
Net periodic benefit cost	$2,376	$3,384	$919	$941

The average percentage of NPC net periodic costs capitalized during 2011 and 2010 was 37.23% and 35.93% respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1,840	$2,004	$271	$245
Interest cost	5,013	5,389	1,457	1,547
Expected return on plan assets	(5,741)	(5,431)	(976)	(961)
Amortization of prior service cost	(277)	(26)	(1,219)	(1,213)
Amortization of net loss	2,412	1,969	773	777
Net periodic benefit cost	$3,247	$3,905	$306	$395

The average percentage of SPPC net periodic costs capitalized during 2011 and 2010 was 29.30% and 33.70% respectively.

During the three months ended March 31, 2011, NVE did not make any contributions to the pension or other postretirement benefits plans.  At the present time, it is not anticipated that additional funding will be required for either plan in 2011 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006.  However, NVE and the Utilities have included in their 2011 assumptions funding levels similar to the 2010 funding.  The amounts to be contributed in 2011 may change subject to market conditions.

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

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  NVE and the Utilities continue to comply with these environmental commitments.  As of March 31, 2011, environmental expenditures did not change materially from those disclosed in the 2010 Form 10-K.

Litigation Contingencies

   NPC and SPPC

      Peabody Western Coal Company - Royalty Claim

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

NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo Generating Station and the Mohave Generating Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  Initially, the DC Lawsuit sought $600 million in damages, treble damages and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.   In April 2010, the Navajo Nation amended their complaint; it no longer seeks treble damages. Factual discovery was completed in October 2010. The parties have been in settlement discussions and have entered into court sponsored mediation.  Management cannot predict the timing or outcome of a decision on this matter.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC has requested the court to reconsider the cash value to reflect rebuild costs and the Insurers opposed.   The Insurers time to file an appeal on the Court’s decision had been suspended pending the Court’s determination on the cash value reconsideration.  On July 10, 2009, the District Court declined SPPC’s request to reconsider the cash value and further ordered that the three year period to replace the dam commences as of July 10th (“Order”). In early August 2009, SPPC appealed the District Court’s $1.3 million cash value determination with the Ninth Circuit. Subsequently, in August 2009, the Insurers appealed the District Court’s insurance coverage decision with the Ninth Circuit.  The Ninth Circuit heard arguments on the appeal in November 2010 and further asked that the parties consider mediation settlement proceedings. In January 2011, the parties, including TMWA, agreed to engage in mediation settlement discussions. Mediation was not successful, and the case was returned to the active docket for decision by the Ninth Circuit. A decision is expected in the second or third quarter of 2011.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

NOTE 9.                      EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.  Due to the net loss for the three months ended March 31, 2010, these items are anti-dilutive and diluted EPS for the period is computed using the weighted average number of shares outstanding before dilution.

	Three Months Ended March 31,
	2011	2010
Basic EPS
Numerator ($000)

Net income (loss)	$2,330	$(1,721)

Denominator (1)
Weighted average number of common shares outstanding	235,526,425	234,858,642

Per Share Amounts

Net income (loss) per share - basic	$0.01	$(0.01)

Diluted EPS
Numerator ($000)

Net income (loss)	$2,330	$(1,721)

Denominator (1)
Weighted average number of shares outstanding before dilution	235,526,425	234,858,642
Stock options	33,399	-
Non-Employee Director stock plan	163,902	-
Employee stock purchase plan	14,345	-
Restricted Shares	101,240	-
Performance Shares	945,347	-
	236,784,658	234,858,642

Per Share Amounts

Net income (loss) per share - diluted	$0.01	$(0.01)

(1)
The denominator for the period ending March 31, 2010 does not include stock equivalents for stock options, shares issuable under the non-employee director stock plan, the employee stock purchase plan and restricted and performance shares issued under the executive long-term incentive plan, due to their anti-dilutive effect in the calculation of diluted EPS.  The amounts that would otherwise be included in the calculation for the period ending March 31, 2010 is 585,241 shares.  The denominator also does not include stock equivalents for options issued under the non-qualified stock option plan for the years ended March 31, 2011 and 2010, due to conversion prices being higher than market prices for all periods.  Under this plan, an additional 581,757 and 714,628 shares, respectively, would be included in each of these periods if the conditions for conversion were met.

NOTE 10.                      ASSETS HELD FOR SALE

Sale of California Electric Distribution and Generation Assets

On January 1, 2011, SPPC completed the sale of its California electric distribution and generation assets to CalPeco, d/b/a Liberty Energy-CalPeco.  Cash proceeds from the sale were approximately $132 million, resulting in an immaterial after tax gain, which is subject to certain closing adjustments until mid-2011.  Refer to Note 16, Assets Held for Sale, of the Notes to Financial Statements of the 2010 Form 10-K for more information.

NOTE 11.                      SUBSEQUENT EVENTS

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date
May 3, 2011	$0.12	June 22, 2011	June 7, 2011

On May 3, 2011, NPC and SPPC declared a dividend to NVE for $25 million and $12 million, respectively.

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

(11)	whether the Utilities can procure and/or obtain sufficient renewable energy sources in each compliance year to satisfy the Portfolio Standard in the State of Nevada;

(12)	changes in and/or implementation of FERC and NERC mandatory reliability, and other requirements for transmission system infrastructure, which could significantly affect existing and future operations;

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

Other factors and assumptions not identified above may also have been involved in deriving forward-looking statements, and the failure of those other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected.  NVE, NPC and SPPC assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements.

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

NOTE REGARDING STATISTICAL DATA

The statistical data used throughout this 10-Q, other than data relating specifically to NVE and its subsidiaries, are based upon independent industry publications, government publications, reports by market research firms or other published independent sources.  NVE and the Utilities did not commission any of these publications or reports.  These publications generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy or completeness of such information.  While NVE and the Utilities believe that each of these studies and publications is reliable,  NVE and the Utilities have not independently verified such data and make no representation as to the accuracy of such information.

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

NVE recognized net income of $2.3 million for the three months ended March 31, 2011, compared to a net loss of $1.7 million for the same period in 2010.   The increase is primarily due to an increase in gross margin, and an increase in AFUDC.  The increase in gross margin is primarily due to the implementation of the EEIR rate, which became effective August 1, 2010, (see Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements) and a slight increase in customer growth, offset by decreases in margin as a result of the sale of the California Assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements.

The Utilities are regulated by the PUCN.  The FERC has jurisdiction under the Federal Power Act with respect to wholesale rates, service, interconnection, accounting, and other matters in connection with the Utilities’ sale of electricity for resale and interstate transmission.  The FERC also has jurisdiction over the natural gas pipeline companies from which the Utilities take service.  As a result of regulation, many of the fundamental business decisions of the Utilities, as well as the ROR they are permitted to earn on their utility assets, are subject to the approval of governmental agencies.

The Utilities’ revenues and operating income are subject to fluctuations during the year due to impacts that seasonal weather, rate changes, and customer usage patterns have on demand for electric energy and resources.  NPC is a summer peaking utility experiencing its highest retail energy sales in response to the demand for air conditioning.  SPPC’s electric system peak typically occurs in the summer, while its gas business typically peaks in the winter.  The variations in energy usage due to varying weather, customer growth and other energy usage patterns, including DSM programs and energy efficiency and conservation measures, which necessitates a continual balancing of loads and resources and purchases and sales of energy under short and long term contracts.  As a result, the prudent management and optimization of available resources has a direct effect on the operating and financial performance of the Utilities.  Additionally, the timely recovery of purchased power and fuel costs, and other costs, and the ability to earn a fair return on investments are essential to the operating and financial performance of the Utilities.

Future Challenges

NVE and the Utilities must balance the needs of our customers and regulatory requirements while still continuing to provide value to our shareholders. Challenges arising from the need to balance these elements include:

•	Economic conditions in Nevada and its effect on various interrelated factors, which include:
	•	customer growth;
	•	customer usage;
	•	revenues;
	•	pressure on regulators to limit necessary rate increases or otherwise lessen rate impacts upon customers;
	•	load factors;
	•	future capital projects and capital requirements;
	•	managing operating and maintenance expenses within projected revenue growth without compromising safety, reliability and efficiency;
	•	our liquidity and ability to access capital markets;
	•	collections on accounts receivable; and
	•	counterparty risk.

•	Meeting the Portfolio Standard, which requires that the Utilities obtain 15% of their energy from renewable resources in 2011 and 2012, increasing to 25% by 2025.

•	Future execution of our three part strategy described below, including the impact of economic conditions, rate impacts on customers and any future legislative or regulatory requirements.

•	Full and timely rate recovery of costs.

  Economic Conditions

In NPC’s service territory, which consists primarily of Las Vegas, key economic indicators, as outlined below, show modest improvement:

•	Unemployment in Las Vegas was at 13.3% in March 2011, down from 15.1% a year ago; however, much of the decline is a result of workers exiting the labor force.
•	In southern Nevada, construction activity, another leading indicator, has experienced an increase in the number of commercial permits while residential permits have declined;
•	Construction employment has decreased 12.1% as of February 2011, compared to February 2010;
•	As of January 2011, taxable sales have increased 6.0% from a year ago;
•	As of February 2011, gaming revenues have declined 7.0% from a year ago.
•	As of February 2011, visitor volume increased 0.5% from a year ago; and
•	As of February 2011, the hotel/motel occupancy rate in Las Vegas has increased approximately 0.9% from a year ago.

In SPPC’s service territory, which consists primarily of Washoe County, key economic indicators, as outlined below, continue to show mixed activity:

•	Unemployment in Washoe County was at 13.1% in March 2011, down from 14.5% a year ago; however, much of the decline is a result of workers exiting the labor force.
•	Construction employment increased 8.8 % as of February 2011, compared to February 2010;
•	As of January 2011, taxable sales increased 0.3% compared to a year ago; and
•	As of February 2011, gaming revenues decreased 8.6% compared to a year ago.

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

      Energy Efficiency and Conservation Programs

As stated above, the Portfolio Standard allows energy efficiency measures from qualified conservation programs to meet up to 25% of the Portfolio Standard.  As such, NVE remains committed to investing in such programs that qualify toward the Portfolio Standard, reduce our peak load, especially during peak periods, and are cost-effective.  NVE’s current 2011 budget includes approximately $89 million for energy efficiency and conservation programs.  Furthermore, the Utilities will continue with the implementation of NV Energize which will provide NVE with the Smart Grid infrastructure necessary to: (1) enable the achievement of metering and customer service operating savings; (2) enable the expansion of demand response and energy efficiency benefits; and (3) provide customers better information to help manage their energy usage.

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

In February 2011, NVE and the Utilities achieved Financial Close under a Transmission Use and Capacity Exchange Agreement (TUA)  with GBT-South, formerly entered into with GBT, to jointly construct and own ON Line, a 500 Kv transmission line.  The completion of ON Line, expected in late 2012, will connect NVE’s southern and northern service territories and, pending certain state and federal regulatory approvals, will provide the ability to jointly dispatch energy throughout the state and provide access to isolated renewable energy resources in parts of northern and eastern Nevada, which will enhance NVE’s ability to meet its Portfolio Standard, discussed above, and lower costs to our customers.

ON Line is a Joint Project between the Utilities and GBT-South.  The Joint Project consists of two phases.  In Phase 1 of the Joint Project, the parties would complete construction of an initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen Generating Station on the NPC system by late 2012.  Under the Joint Project, the Utilities will own a 25% interest in Phase 1 and have entered into a (TUA) with GBT-South for its 75% interest in Phase 1. The Utilities 25% interest in Phase 1of the Joint Project, which approximates $127 million, will be allocated 95% and 5% to NPC and SPPC, respectively.  The Utilities will have rights to 100% of the capacity of Phase 1, which is estimated to be approximately 600 MW.  If GBT elects to construct Phase 2, it would construct two additional transmission segments at either end of ON Line: one extending from Robinson Summit north to Midpoint, Idaho, and the other commencing at the Harry Allen Generating Station and interconnecting south to the Eldorado substation.  GBT would pay for and own 100% of Phase 2 facilities.  However, NPC and SPPC would have rights to additional transmission capacity from Midpoint to Eldorado (for a total of approximately 760 MW based on a rating of 2,000 MW for the complete path).

In 2011, NVE will have sufficient resources to meet its forecasted load requirement.  However, resource adequacy may be affected by a number of factors including, but not limited to, the unplanned retirement of aging or less efficient generating stations, the timing or achievement of commercial operation of renewable energy power purchases not yet commercially operable, intermittent reliability of renewable energy resources, customer behavior with respect to DSM programs and environmental regulation, which may limit our ability to operate certain generating units.  Because of these unpredictable factors, current resources provide the Utilities the ability to maintain a reliable level of energy.  NVE’s management continuously optimizes the Utilities’ energy portfolios in order to meet load obligations in a cost effective and reliable manner.

 Full and Timely Rate Recovery of Costs

The Utilities are required to file rate cases every three years to adjust general rates in order to recover their cost of service and return on investment.  The frequency of these filings is designed to more closely align earned returns with those allowed by regulators.  In addition, the Utilities are required to file a triennial IRP which is a comprehensive plan that considers customer energy requirements and proposes the resources to meet that requirement.  Resource additions approved by the PUCN in the resource planning process are deemed prudent for ratemaking purposes.  Between IRP filings, the Utilities may seek PUCN approval for modifications to their resource plans and for power purchases.  The Utilities remain focused on communicating with regulators the necessity of investments to better serve our customers, the prudency of the costs incurred, and the importance of a reasonable return on investment for our shareholders.  NPC’s next GRC will be filed in June 2011, with new rates to become effective January 1, 2012.  One of the major elements in this GRC will be the inclusion in rate base of the new 500 MW (nominally rated) combined cycle natural gas generators at the site of the existing Harry Allen Generating Station, which is expected to be placed in commercial operation by mid 2011.  NPC’s investment in this facility (including AFUDC) as of March 31, 2011 was $687 million.  Management cannot predict the future decisions on our rate cases, but believes the regulatory process, described above, coupled with prudent management provides a reasonable basis for the recovery of our investments.

2011 Goals

Management cannot predict when economic recovery may occur in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, our primary goals will focus on meeting the challenges discussed above, by:

•	Continuing to monitor economic conditions in Nevada and adjusting our business decisions accordingly;
•	Meeting the Portfolio Standard in 2011 and building a sustainable foundation for future requirements by:
	•	Continuing to meet system deployment milestones in order to achieve NV Energize project completion by 2012;
	•	Continued investment in energy efficiency and conservation programs;
	•	The purchase and development of cost effective renewable energy projects;
	•	Construction of ON Line;
	•	Completion of expansion at the Harry Allen Generating Station;
	•	Optimizing generating assets; and
•	Full and timely rate recovery of costs, in particular, NPC’s GRC to be filed in June 2011.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $8.2 million and $9.4 million of long term debt interest costs for the three months ended March 31, 2011 and 2010, respectively.

For the period ended March 31, 2011, SPPC paid $92 million in dividends to NVE.

On May 3, 2011, NPC and SPPC declared dividends of $25 million and $12 million, respectively to NVE.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

NVE’s cash flows increased during the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in cash from investing activities, offset partially by a reduction in cash from operating and financing activities.

Cash From Operating Activities - The decrease in cash from operating activities was primarily due to the sale of the California assets as well as an overall decrease in rates resulting from quarterly BTER adjustments and negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers.  Also contributing to this decrease was higher payments to vendors, the timing of payments for interest and payroll, higher incentive compensation and an increase in conservation programs and solar rebates.  These decreases were partially offset by increased revenues resulting from NPC’s deferred rate increase beginning in October 2010 and recovery of deferred conservation program costs as a result of SPPC’s 2010 GRC, timing of property tax payments and retirement plan funding.

Cash From Investing Activities - The increase in cash from investing activities was mainly due to the receipt of proceeds from the sale of California assets and the decrease in construction activity primarily related to the Harry Allen Generating Station, which is expected to be completed mid 2011.

Cash From Financing Activities - Cash from financing activities decreased due to  reductions in draws on the Utilities’ revolving credit facilities.

LIQUIDITY AND CAPITAL RESOURCES (NVE CONSOLIDATED)

Overall Liquidity

NVE’s consolidated operating cash flows are primarily derived from the operations of NPC and SPPC.  The primary source of operating cash flows for the Utilities is revenues (including the recovery of previously deferred energy costs and natural gas costs) from sales of electricity and, in the case of SPPC, natural gas.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and interest.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcomes, and economic conditions.  Available liquidity as of March 31, 2011 was as follows (in millions):

Available Liquidity as of March 31, 2011 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$6.9	$61.6	$65.8
Balance available on Revolving Credit Facilities (1)	N/A	585.6	237.5
Less reduction for hedging transactions (2)	-	(13.6)	(4.5)
	$6.9	$633.6	$298.8

(1)
As of May 2, 2011, NPC and SPPC had approximately $574.8 million and $236.3 million available under their revolving credit facilities, which includes reductions in availability for hedging transactions and letters of credits,  as discussed further under NPC’s and SPPC’s Financing Transactions.

(2)	Reduction for hedging transactions reflects balances as of February 28, 2011.

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

NVE and SPPC have no significant debt maturities in either 2011 or 2012.  However, NPC’s debt maturities in 2011 and 2012 include its $350 million 8.25% General and Refunding Notes, Series A, which matures on June 1, 2011, and its $130 million 6.50% General and Refunding Notes, Series I, which matures on April 15, 2012.  In addition, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2012.

NVE and the Utilities anticipate that they will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy, and the use of their revolving credit facilities.    Furthermore, in order to fund long-term capital requirements and maturing debt obligations, NVE and the Utilities will use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and, in the case of the Utilities, capital contributions from NVE.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel, purchased power and operating costs in a timely manner or the Utilities were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to the Utilities could be significantly less.  In order to maintain sufficient liquidity, NVE and the Utilities may be required to delay capital expenditures (discussed in the 2010 Form 10-K), re-finance debt or issue equity at NVE.

The ability to issue debt, as discussed later, is subject to certain covenant calculations which include net income of NVE and the Utilities.  As a result of these covenant calculations and the seasonality of the Utilities’ business, the ability to issue debt can vary from quarter to quarter and the Utilities’ utilization of their revolving credit facilities may be limited.  Additionally, disruptions in the banking and capital markets not specifically related to NVE or the Utilities may affect their ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

As of May 2, 2011, NVE has approximately $26.2 million payable of debt service obligations remaining for 2011, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries, below).  On January 4, 2011, NVE contributed $54 million in capital to NPC.  On May 3, 2011, NPC and SPPC declared dividends payable to NVE of $25 million and $12 million, respectively.

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2011, there were no material changes to contractual obligations as set forth in NVE’s 2010 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of March 31, 2011, NVE (consolidated) would be allowed to incur up to $2.0 billion of additional indebtedness, assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding this restriction, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $750 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of March 31, 2011, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $27 million.  See NPC’s and SPPC’s Ability to Issue Debt sections for further discussion of the Utilities’ limitations on ability to issue debt.

If the applicable series of NVE debt is upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of NVE Notes remain investment grade rated by both Moody’s and S&P (see Credit Ratings below).

   Effect of Holding Company Structure

As of March 31, 2011, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $315 million of its unsecured 6.25% Senior Notes due 2020.

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

As of March 31, 2011, NVE, NPC, SPPC and their subsidiaries had approximately $5.3 billion of debt and other obligations outstanding, consisting of approximately $3.6 billion of debt at NPC, approximately $1.2 billion of debt at SPPC and approximately $507 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

Certain NVE debt agreements contain covenants that limit the amount of restricted payments, including dividends that may be made by NVE.  However, because permitted payments under these covenant calculations exceed retained earnings, NVE’s retained earnings were effectively free from any dividend restrictions as of March 31, 2011.

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

 In addition, certain agreements entered into by the Utilities set restrictions on the amount of dividends they may declare and pay and restrict the circumstances under which such dividends may be declared and paid.  As a result of the Utilities’ credit rating on their senior secured debt being rated investment grade by S&P and Moody’s, these restrictions are suspended and no longer in effect so long as such debt remains investment grade by both rating agencies.  In addition to the restrictions imposed by specific agreements, the Federal Power Act prohibits the payment of dividends from “capital accounts.”  Although the meaning of this provision is unclear, the Utilities believe that the Federal Power Act restriction, as applied to their particular circumstances, would not be construed or applied by the FERC to prohibit the payment of dividends for lawful and legitimate business purposes from current year earnings, or in the absence of current year earnings, from other/additional paid-in capital accounts.  If, however, the FERC were to interpret this provision differently, the ability of the Utilities to pay dividends to NVE could be jeopardized.

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s: Fitch, Moody’s and S&P.  On March 11, 2011, S&P upgraded NVE’s senior unsecured debt to BB+ and NPC’s senior unsecured debt to BBB-, which is investment grade.  As of March 31, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NVE	Sr. Unsecured Debt	BB	Ba3	BB+
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Ba2	BBB-*
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
                       *Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade of NPC and SPPC, may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of March 31, 2011 for all suppliers continuing to provide power under a WSPP agreement would approximate a $47.2 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as required by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of March 31, 2011, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.7 million.  Of this amount, approximately $23.0 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s and SPPC’s Financing Transactions, the Utilities shall reduce their availability under the Utilities’ revolving credit facilities for net negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  The calculation of NPC’s and SPPC’s negative mark-to-market exposure as of February 28, 2011 was approximately $13.6 million and $4.5 million, respectively, which amount was in effect for borrowings during the month of March 2011.  Currently, the Utilities only have hedging contracts with counterparties who are also lenders on the revolving credit facilities; however, future contracts entered into with non-lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, the Utilities have suspended their hedging program, as such, expect their exposure to negative mark-to-market hedging transactions to decline.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized a net loss of approximately $9.0 million during the three months ended March 31, 2011, compared to a net loss of approximately $12.3 million for the same period in 2010.

On May 3, 2011, NPC declared a dividend of $25 million to NVE.

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

NPC believes presenting gross margin allows the reader to assess the impact of NPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which NPC calculates as operating revenues less energy costs, provides a measure of income available to support the other operating expenses of NPC.  For reconciliation to operating income, see Note 2, Segment Information, of the Condensed Notes to Financial Statements.  Gross margin changes are primarily due to general base rate adjustments (which are required by statute to be filed every three years).

The components of gross margin were (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Operating Revenues:	$390,068	$425,799	-8.4%

Energy Costs:
Fuel for power generation	101,070	156,115	-35.3%
Purchased power	95,566	71,227	34.2%
Deferred energy	6,730	19,463	-65.4%
	$203,366	$246,805	-17.6%

Gross Margin	$186,702	$178,994	4.3%

Gross margin increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the implementation of the EEIR rate, which became effective August 1, 2010 (see Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements).  Further contributing to the increase in gross margin was a slight increase in growth for residential and commercial classes.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

Operating Revenue

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Operating Revenues:
Residential	$184,973	$196,167	-5.7%
Commercial	85,856	94,014	-8.7%
Industrial	103,475	119,183	-13.2%
Retail revenues	374,304	409,364	-8.6%
Other	15,764	16,435	-4.1%
Total Operating Revenues	$390,068	$425,799	-8.4%

Retail sales in thousands of MWhs	4,140	4,086	1.3%

Average retail revenue per MWh	$90.41	$100.19	-9.8%

NPC’s retail revenues decreased for the three months ended March 31, 2011, as compared to the same period in 2010 primarily due to decreased energy rates from NPC’s various BTER quarterly updates, the annual deferred energy case effective October 1, 2010 and the expiration of the Western Energy Crisis Amortization rate on May 1, 2010 (See Note 3, Regulatory Actions, of the Condensed Notes to the Financial Statements and in the 2010 Form 10-K). These decreases were partially offset by EEIR revenue, effective August 1, 2010 (See Note 3, Regulatory Actions, of the Condensed Notes to the Financial Statements and in the 2010 Form 10-K). The average number of residential and commercial customers increased by 1.1% and 0.3%, respectively, while industrial customers decreased by 1.2%, compared to the same period in the prior year.

Electric Operating Revenues – Other decreased for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to decreased revenue from street lights, resulting from lower energy rates.

Energy Costs

Energy Costs include fuel for generation and purchased power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	Weather
•	Generation efficiency
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases; and
•	Volatility of commodity prices

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Energy Costs
Fuel for power generation	$101,070	$156,115	-35.3%
Purchased power	95,566	71,227	34.2%
Energy Costs	$196,636	$227,342	-13.5%

MWhs
MWhs Generated (in thousands)	2,773	3,431	-19.2%
Purchased Power (in thousands)	1,583	857	84.7%
Total MWhs	4,356	4,288	1.6%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$36.45	$45.50	-19.9%
Average cost per MWh of Purchased Power	$60.37	$83.11	-27.4%
Average total cost per MWh	$45.14	$53.02	-14.9%

Energy Costs decreased for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to lower natural gas prices and a decrease in costs associated with hedging activities. The average cost per MWh for energy costs decreased primarily due to lower natural gas prices.

•
Fuel for generation costs and the average cost per MWh decreased for the three months ended March 31, 2011, primarily due to lower cost of natural gas, a decrease in costs associated with hedging activities and a decrease in volume.  Volume decreased primarily due to planned maintenance outages at the Reid Gardner and the Silverhawk Generating Stations during the first quarter.

•
Purchased power costs and MWhs increased for the three months ended March 31, 2011, primarily due to the outages discussed above. The average cost per MWh decreased primarily due to a decrease in natural gas prices.

Deferred Energy

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Deferred energy	$6,730	$19,463	-65.4%

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

Amounts for the three months ended March 31, 2011 and 2010 include amortization of deferred energy of $(17.9) million and $8.2 million, respectively; and an over-collection of amounts recoverable in rates of $24.6 million and $11.3 million, respectively.

Other Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Other operating expenses	$65,101	$66,719	-2.4%
Maintenance	$22,337	$17,019	31.2%
Depreciation and amortization	$57,673	$55,101	4.7%

Other operating expense decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an adjustment in 2010 that resulted in higher capitalization of administrative and general costs for the Harry Allen Generating Station, lower performance share costs, and lower employee pension and benefit expense, offset by an increase in stock compensation costs.

Maintenance expense increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to planned maintenance outages at the Reid Gardner Generating Station offset by both planned maintenance outages that occurred in 2010 at the Higgins Generating Station and the termination of the Lenzie Generating Station long-term service agreement in late 2010.

Depreciation and amortization increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a general increase in plant-in-service.

Interest Expense

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Interest expense (net of AFUDC-debt: 2011 - $5,790, 2010 - $4,532)	$52,033	$53,356	-2.5%

Interest expense decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in interest expense related to the partial redemptions of Series 1995 A, B, C, and D in October 2010 and an increase in AFUDC. Offsetting this decrease was an increase in interest expense due to the issuance of $250 million, Series X, General and Refunding Mortgage Notes in September 2010.

Other Income (Expense)

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Interest income (expense) on regulatory items	$(1,451)	$(31)	4580.6%
AFUDC-equity	$7,098	$5,362	32.4%
Other income	$3,632	$2,583	40.6%
Other expense	$(2,732)	$(1,132)	141.3%

The change in interest income (expense) on regulatory items for the three months ended March 31, 2011, compared to the same period in 2010, is primarily due to over-collected deferred energy balances.  See Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements for further details of deferred energy balances.

AFUDC-equity increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to construction at the Harry Allen Generating Station, partially offset by completion of EWAM in October 2010.

Other income increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher carrying charges for energy conservation programs and the EEIR balance, and higher gains on investments.

Other expense increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in donations and an adjustment for a deferred energy settlement in 2011.

ANALYSIS OF CASH FLOWS

NPC’s cash flows increased slightly during the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in cash from operating activities and a reduction in cash used by investing activities, offset partially by a reduction in cash from financing activities.

Cash From Operating Activities - The increase in cash from operating activities was primarily due to increased revenues as a result of NPC’s deferred rate increase beginning in October, the timing of property tax payments, and timing of retirement plan funding.  These increases were partially offset by overall decrease in rates resulting from the quarterly BTER adjustments and the negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers, timing of payroll and interest payments, higher incentive compensation and an increase in conservation programs and solar rebates.

Cash Used By Investing Activities - The decrease in cash used by investing activities was primarily due to the decrease in construction activity related to the Harry Allen Generating Station, which is expected to be completed mid 2011.

Cash From Financing Activities - Cash from financing activities decreased primarily due to a reduction in draws on NPC’s revolving credit facility offset partially by a capital contribution from NVE and a reduction in dividends paid to NVE.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

NPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on NPC’s outstanding indebtedness.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome, and economic conditions.  Available liquidity as of March 31, 2011 was as follows (in millions):

Available Liquidity as of March 31, 2011
NPC
Cash and Cash Equivalents	$61.6
Balance available on Revolving Credit Facility (1)	585.6
Less reduction for hedging transactions (2)	(13.6)
$633.6

(1)
As of May 2, 2011, NPC had approximately $574.8 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging transactions reflects balances as of February 28, 2011.

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

    NPC’s significant debt maturities in 2011 and 2012 include its $350 million 8.25% General and Refunding Notes, Series A, which matures on June 1, 2011 and its $130 million 6.50% General and Refunding Mortgage Notes, Series I, which matures April 15, 2012.   In addition, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2012.  As of May 2, 2011, NPC has no borrowings on its revolving credit facility, not including letters of credit.

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including recovery of deferred energy, and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements and maturing debt obligations, NPC will use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.  However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures (discussed in the 2010 Form 10-K), re-finance debt or obtain funding through an equity issuance by NVE.

The ability to issue debt, as discussed later, is subject to certain covenant calculations which include consolidated net income of NVE and the Utilities.  As a result of these covenant calculations and the seasonality of the Utilities’ business, the ability to issue debt can vary from quarter to quarter, and the Utilities may not be able to fully utilize the availability on their revolving credit facilities.  Additionally, disruptions in the banking and capital markets not specifically related to NPC may affect its ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

On January 4, 2011, NPC received a capital contribution of approximately $54 million from NVE.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2011, there were no material changes to contractual obligations as set forth in NPC’s 2010 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of March 31, 2011, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $725 million in long-term debt, in addition to the use of its existing credit facility.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of March 31, 2011, NPC has financing authority from the PUCN for the period ending December 31, 2013, consisting of authority (1) to issue additional long-term debt securities of up to $725 million; (2) to refinance up to approximately $672.5 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.

b.
Financial covenants within NPC’s financing agreements – Under its $600 million revolving credit facility, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on March 31, 2011 financial statements, NPC was in compliance with this covenant and could incur up to $2.4 billion of additional indebtedness.

All other financial covenants contained in NPC’s financing agreements are suspended as NPC’s senior secured debt is currently rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $2.0 billion.

   Ability to Issue General and Refunding Mortgage Securities

To the extent that NPC has the ability to issue debt under the most restrictive covenants in its and NVE’s financing agreements and has financing authority to do so from the PUCN, NPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under the NPC Indenture.

The Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of March 31, 2011 $4.2 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $719.2 million of General and Refunding Mortgage Securities as of March 31, 2011.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	The principal amount of retired General and Refunding Mortgage Securities; and/or
3.	The principal amount of first mortgage bonds retired after October 2001.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

NPC also has the ability to release property from the lien of the Indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of NPC’s Indenture, it will reduce the amount of securities issuable under the NPC Indenture.

   $600 Million Revolving Credit Facility

NPC’s $600 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the reduction in availability under the revolving credit facility to NPC shall not exceed 50% of the total commitments then in effect under the revolving credit facility.

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

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under its credit facility, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.  On March 11, 2011, S&P upgraded NPC’s senior unsecured debt to BBB-, which is investment grade.  As of March 31, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
NPC	Sr. Unsecured Debt	BB+	Ba2	BBB-*
 * Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of March 31, 2011 for all suppliers continuing to provide power under a WSPP agreement would approximate a $47.2 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved Tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of March 31, 2011, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.7 million.  Of this amount, approximately $23.0 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s Financing Transactions, the availability under NPC’s revolving credit facility is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of NPC’s negative mark-to-market exposure as of February 28, 2011 was approximately $13.6 million, which amount was in effect for borrowings during the month of March 2011.  Currently, NPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require NPC to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, NPC suspended its hedging program, as such, expects its exposure to negative mark-to-market positions to decline.

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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $16.6 for the three months ended March 31, 2011 compared to net income of $17.1 million for the same period in 2010.

As of March 31, 2011, SPPC had paid $92 million in dividends to NVE.  On May 3, 2011, SPPC declared a dividend of $12 million to NVE.

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

SPPC believes presenting gross margin allows the reader to assess the impact of SPPC’s regulatory treatment and its overall regulatory environment on a consistent basis.  Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in regulated electric and natural gas supply costs versus the fixed rates collected from customers.  While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.  Gross margin, which SPPC calculates as operating revenues less energy costs, provides a measure of income available to support the other operating expenses of SPPC.  For reconciliation to operating income, see Note 2, Segment Information, of the Condensed Notes to Financial Statements.  Gross margin changes are primarily due to general base rate adjustments (which are required by statute to be filed every three years).

The components of gross margin were (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Operating Revenues:
Electric	$178,617	$208,662	-14.4%
Gas	72,294	80,020	-9.7%
	$250,911	$288,682	-13.1%

Energy Costs:
Fuel for power generation	$45,268	$65,504	-30.9%
Purchased power	39,450	36,136	9.2%
Gas purchased for resale	52,632	65,559	-19.7%
Deferred energy - electric - net	(11,931)	(1,500)	695.4%
Deferred energy - gas - net	3,249	(397)	-918.4%
	$128,668	$165,302	-22.2%

Energy Costs by Segment:
Electric	$72,787	$100,140	-27.3%
Gas	55,881	65,162	-14.2%
	$128,668	$165,302	-22.2%

Gross Margin by Segment:
Electric	$105,830	$108,522	-2.5%
Gas	16,413	14,858	10.5%
	$122,243	$123,380	-0.9%

Electric gross margin decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the sale of the California Assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, partially offset by the related five year purchased power agreement entered into as a condition to the sale of the assets.  Further offsetting this decrease in gross margin is increased usage per customer among the residential classes, slight increased growth in commercial and industrial classes, and the implementation of the EEIR rate, which became effective August 1, 2010 (see Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements).

Gas gross margin increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased customer usage as a result of colder weather.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Operating Revenues:
Residential	$64,047	$82,675	-22.5%
Commercial	62,087	76,421	-18.8%
Industrial	34,491	42,352	-18.6%
Retail revenues	160,625	201,448	-20.3%
Other	17,992	7,214	149.4%
Total Operating Revenues	$178,617	$208,662	-14.4%

Retail sales in thousands of MWhs	1,853	1,960	-5.5%

Average retail revenue per MWh	$86.68	$102.78	-15.7%

SPPC’s retail revenues decreased for the three months ended March 31, 2011 as compared to the same period in 2010, due to decreases in retail rates as a result of SPPC’s various BTER quarterly updates, and the annual deferred energy case effective October 1, 2010.  (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K).  Retail revenues also decreased due to the sale of the California assets on January 1, 2011 (see Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements). These decreases were slightly offset by increased usage primarily due to colder winter weather in 2011 as compared to 2010 and by a slight increase in rates due to SPPC’s 2010 GRC effective January 1, 2011.  For the three months ended March 31, 2011, the average number of Nevada residential, commercial and industrial customers increased 0.3%, 1.6% and 3.8%, respectively.

Electric Operating Revenues – Other increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the sale of energy to CalPeco, under a five year agreement, as a condition to the sale of SPPC’s California assets which occurred on January 1, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements.

Gas Operating Revenues

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Gas Operating Revenues:
Residential	$39,177	$42,363	-7.5%
Commercial	17,277	20,482	-15.6%
Industrial	4,786	5,939	-19.4%
Retail revenues	61,240	68,784	-11.0%
Wholesale Revenues	10,178	10,561	-3.6%
Miscellaneous	876	675	29.8%
Total Gas Revenues	$72,294	$80,020	-9.7%

Retail sales in thousands of Dths	6,534	5,985	9.2%

Average retail revenue per Dth	$9.37	$11.49	-18.4%

SPPC’s retail gas revenues decreased for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to decreased retail rates.  Retail rates decreased as a result of SPPC’s 2010 Natural Gas and Propane Deferred Rate Case and BTER quarterly updates.  (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K).  These decreases were partially offset by increased customer usage resulting from colder weather in 2011 and a slight BTGR increase as a result of SPPC’s 2010 GRC effective January 1, 2011.  The average number of retail customers for the three months ended March 31, 2011 increased by 0.7%.

Wholesale revenues decreased slightly for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to less excess supply of gas.

Energy Costs

Energy Costs include purchased power and fuel for generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of purchased power versus fuel for generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	Weather
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Gas transportation constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases
•	Generation efficiency; and
•	Volatility of commodity prices

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Energy Costs
Fuel for power generation	$45,268	$65,504	-30.9%
Purchased power	39,450	36,136	9.2%
Total Energy Costs	$84,718	$101,640	-16.6%

MWhs
MWhs Generated (in thousands)	1,049	1,190	-11.8%
Purchased Power (in thousands)	1,099	869	26.5%
Total MWhs	2,148	2,059	4.3%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$43.15	$55.05	-21.6%
Average cost per MWh of Purchased Power	$35.90	$41.58	-13.7%
Average total cost per MWh	$39.44	$49.36	-20.1%

Energy costs and the average cost per MWh decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in natural gas costs and cost associated with hedging activities. Total system demand increased due to colder winter temperatures in the three months ended March 31, 2011 as compared to the same period in 2010.

•
The average cost per MWh of generated power decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to lower natural gas costs and costs associated with hedging activities.  Fuel for generation volume decreased due to outages at the Valmy Generating Station.

•
Purchased power costs and volume increased primarily due to the outages discussed above. The average cost per MWh decreased due to lower open market prices, which is primarily a reflection of the decrease in natural gas prices.

Gas Purchased for Resale

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Gas Purchased for Resale	$52,632	$65,559	-19.7%
Gas purchased for resale (in thousands of Dths)	9,149	8,296	10.3%
Average cost per Dth	$5.75	$7.90	-27.2%

Gas purchased for resale and average cost per Dth decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in costs associated with hedging activities and natural gas costs. The volume of gas purchased for resale increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to colder weather.

Deferred Energy

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Deferred energy - electric - net	$(11,931)	$(1,500)	695.4%
Deferred energy - gas - net	3,249	(397)	-918.4%
	$(8,682)	$(1,897)

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

Deferred energy - electric for the three months ended March 31, 2011 and 2010 reflect amortization of deferred energy costs of ($25.1) million and ($5.8) million respectively; and an over-collection of amounts recoverable in rates of $13.0 million and $4.3 million, respectively.

Deferred energy - gas - net for the three months ended March 31, 2011 and 2010 reflect amortization of deferred energy of ($7.4) million, and ($3.5) million, respectively; and an over-collection of amounts recoverable in rates of $10.6 million and $3.1 million respectively.

Other Operating Expenses

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Other operating expenses	$40,216	$39,353	2.2%
Maintenance	$7,425	$8,710	-14.8%
Depreciation and amortization	$25,429	$25,847	-1.6%

Other operating expense increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to regulatory amortizations, performance shares and stock compensation costs, partially offset by lower employee pension and benefit expenses, outside consulting fees and lease expense.

Maintenance expense decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to 2010 planned maintenance at the Tracy Generating Station.

Depreciation and amortization decreased slightly for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a change in depreciation rates resulting from a recent depreciation study, offset by completion of EWAM in October 2010, and an increase in various regulatory amortizations.

Interest Expense

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Interest expense (net of AFUDC-debt: 2011 - $420, 2010 - $407)	$16,946	$17,045	-0.6%

Interest expense decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the redemption of $100 million Series H General and Refunding Mortgage Bonds in December 2010. See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2010 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)

	Three Months Ended March 31,
	2011	2010	Change from Prior Year %

Interest income (expense) on regulatory items	$(2,311)	$(2,040)	13.3%
AFUDC-equity	$544	$591	-8.0%
Other income	$2,052	$1,755	16.9%
Other expense	$(1,594)	$(1,869)	-14.7%

Interest (expense) on regulatory items increased for the three months ended March 31, 2011, compared to the same period in 2010, due to higher over-collected deferred energy balances in 2011.

AFUDC-equity decreased slightly for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in construction.

Other income increased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the amortization of the gain on sale of property, partially offset by a decrease in sub-lease income.

Other expense decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decrease in lease expense, offset slightly by donations and several other items, each of which are not materially significant.

ANALYSIS OF CASH FLOWS

SPPC’s cash flows increased during the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in cash from investing activities, offset partially by a reduction in cash from operating activities and an increase in cash used by financing activities.

Cash From Operating Activities - The decrease in cash from operating activities was primarily due to an overall decrease in rates resulting from the quarterly BTER adjustments and the negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers, a reduction in revenues from California customers due to the sale of the California Assets, higher incentive compensation and the timing of payroll payments.  These decreases were partially offset by the recovery of deferred conservation program costs as a result of SPPC’s 2010 GRC, the timing of property tax payments and funding of retirement plans.

Cash From Investing Activities - Cash from investing activities increased due to the receipt of proceeds from the sale of California assets.  Also contributing to the change in cash from investing activities was the decrease in general construction for infrastructure.

Cash Used By Financing Activities - The increase in cash used by financing activities is primarily due to dividends to NVE.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

SPPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on SPPC’s outstanding indebtedness.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome and economic conditions.  Available liquidity as of March 31, 2011 was as follows (in millions):

Available Liquidity as of March 31, 2011
SPPC
Cash and Cash Equivalents	$65.8
Balance available on Revolving Credit Facility (1)	237.5
Less Reduction for Hedging Transactions (2)	(4.5)
$298.8

(1)
As of May 2, 2011, SPPC had approximately $236.3 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging transactions reflects balance as of February 28, 2011.

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

SPPC has no significant debt maturities in either 2011 or 2012.  As of May 2, 2011, SPPC has no borrowings on its revolving credit facility, not including letters of credit.

SPPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds, including the recovery of deferred energy and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements and maturing debt obligations, SPPC will use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.  However, if energy costs rise at a rapid rate and SPPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or SPPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity, SPPC may be required to further delay capital expenditures (discussed in the 2010 Form 10-K), refinance debt or obtain funding through an equity issuance by NVE.

The ability to issue debt, as discussed later, is subject to certain covenant calculations which include consolidated net income of NVE and the Utilities.  As a result of these covenant calculations and the seasonality of the Utilities’ business, the ability to issue debt can vary from quarter to quarter, and the Utilities may not be able to fully utilize the availability on their revolving credit facilities.  Additionally, disruptions in the banking and capital markets not specifically related to SPPC may affect its ability to access funding sources or cause an increase in the interest rates paid on newly issued debt.

In the first quarter of 2011, SPPC paid dividends to NVE of $92 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the three months ended March 31, 2011, there were no material changes to contractual obligations as set forth in SPPC’s 2010 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of March 31, 2011, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of March 31, 2011, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million;

b.
Financial covenants within SPPC’s financing agreements – Under SPPC’s $250 million revolving credit facility, the Utility must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on March 31, 2011 financial statements, SPPC was in compliance with this covenant and could incur up to $834 million of additional indebtedness;

All other financial covenants contained in SPPC’s financing agreements are suspended as SPPC’s senior secured debt is currently rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s financing agreements – As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $2.0 billion.

   Ability to Issue General and Refunding Mortgage Securities

To the extent that SPPC has the ability to issue debt under the most restrictive covenants in its and NVE’s financing agreements and has financing authority to do so from the PUCN, SPPC’s ability to issue secured debt is still limited by the amount of bondable property or retired bonds that can be used to issue debt under the SPPC Indenture.

The Indenture creates a lien on substantially all of SPPC’s properties in Nevada and California.  As of March 31, 2011, $1.5 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $720.9 million of additional General and Refunding Mortgage Securities as of March 31, 2011.  That amount is determined on the basis of:

1.	70% of net utility property additions;
2.	The principal amount of retired General and Refunding Mortgage Securities; and/or
3.	The principal amount of first mortgage bonds retired after October 2001.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

SPPC also has the ability to release property from the lien of the SPPC Indenture on the basis of net property additions, cash and/or retired bonds.  To the extent SPPC releases property from the lien of SPPC’s Indenture, it will reduce the amount of securities issuable under the SPPC Indenture.

   $250 Million Revolving Credit Facility

SPPC’s $250 million revolving credit facility contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates.  The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation.  The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that reduction in the availability under the revolving credit facility to SPPC shall not exceed 50% of the total commitments then in effect under the revolving credit facility.

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

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under its credit facility, the potential exposure of SPPC to collateral calls under various contracts, and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three NRSROs: Fitch, Moody’s and S&P.  As of March 31, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
SPPC	Sr. Secured Debt	BBB*	Baa3*	BBB*
* Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of March 31, 2011 for all suppliers continuing to provide power under a WSPP agreement no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under SPPC’s Financing Transactions, the availability under SPPC’s revolving credit facility is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of SPPC’s negative mark-to-market exposure as of February 28, 2011 was approximately $4.5 million, which amount was in effect for borrowings during the month of March 2011.  Currently, SPPC only has hedging contracts with counterparties who are also lenders on the revolving credit facility; however, future contracts entered into with non-lenders may require SPPC to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, SPPC suspended its hedging program, as such, expects its exposure to negative mark-to-market positions to decline.

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

ITEM 3A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2011, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  The table below does not include the interest rate swap entered into in 2009 and discussed further in Note 6, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2010 Form 10-K, as the amounts are considered immaterial.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands):

	March 31, 2011
	Expected Maturities
								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$-	$-	$-	$506,500	$506,500	$516,986
Average Interest Rate	-	-	-	-	-	6.44%	6.44%

NPC
Fixed Rate	$350,000	$130,000	$-	$125,000	$250,000	$2,505,000	$3,360,000	$3,724,346
Average Interest Rate	8.25%	6.50%	-	7.38%	5.88%	6.52%	6.69%

Variable Rate	$-	$-	$-	$-	$-	$173,775	$173,775	$173,775
Average Interest Rate	-	-	-	-	-	.75%	.75%

SPPC
Fixed Rate	$-	$-	$250,000	$-	$-	$701,742	$951,742	$1,052,407
Average Interest Rate	-	-	5.45%	-	-	6.27%	6.05%

Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$214,675
Average Interest Rate	-	-	-	-	-	.72%	.72%	-

TOTAL DEBT	$350,000	$130,000	$250,000	$125,000	$250,000	$4,101,692	$5,206,692	$5,682,189

Commodity Price Risk

See the 2010 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2010.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $48.9 million as of March 31, 2011, which compares to balances of $60.1 million at December 31, 2010. The decrease from December 31, 2010 is primarily due to the decrease in prices of natural gas and power during the first quarter of 2011.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2011, the registrants’ disclosure controls and procedures were effective.

(b)	Change in internal controls over financial reporting.

There were no changes in internal controls over financial reporting in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which has had, or in the opinion of management, is expected to have a significant impact on their financial positions or results of operations.  See Note 8, Commitments and Contingencies, of the Condensed Notes to Financial Statements for further discussion of other legal matters.

ITEM 1A.                      RISK FACTORS

For the purposes of this section, the terms “we,” “us” and “our” refer to NVE on a consolidated basis (including NPC and SPPC).  The following information updates, and should be read in conjunction with, the information disclosed in Item 1A, “Risk Factors,” of our 2010 Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that are not presently known or that we currently believe to be less significant may also adversely affect us.

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2010 Form 10-K.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

    On May 3, 2011, the stockholders of NVE approved at the Annual Meeting, certain amendments to the Amended and Restated NV Energy, Inc. 2004 Executive Long Term Incentive Plan (“Restated LTIP”).  Stockholder approval was sought for purposes of Section 162(m) of the Internal Revenue Code for share and dollar sublimits on awards that may be made to any participant in any calendar year and for material terms of performance goals that may be included in awards under the Restated LTIP.  Stockholder approval was also sought for a provision allowing the inclusion of dividend equivalent rights, which can be paid only if the underlying awards are earned and paid.

At a meeting held on May 3, 2011, the Board of Directors of NVE approved an equity grant of 60,000 shares to Paul Kaleta, who is a named executive officer.  The equity grant to Mr. Kaleta is in the form of restricted stock units, which shall vest three years from the effective date of the equity grant subject to Mr. Kaleta's continued employment with NVE.  The effective date of the equity grant to Mr. Kaleta is May 4, 2011.

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

NV Energy, Inc.
(Registrant)

Date: May 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: May 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: May 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)