Form 10-Q
period 2011-06-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2011-08-05
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
NV ENERGY
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

0-00508	SIERRA PACIFIC POWER COMPANY d/b/a	88-0044418	Nevada
NV ENERGY
P.O. Box 10100
(6100 Neil Road)
Reno, Nevada 89520-0400 (89511)
(775) 834-4011

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑          No  ☐   (Response applicable to all registrants)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☑          No  ☐    (Response applicable to all registrants)

Indicate by check mark whether any registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

NV Energy, Inc.:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Nevada Power Company:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Sierra Pacific Power Company:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☑   (Response applicable to all registrants)

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common Stock, $1.00 par value of NV Energy, Inc.	235,990,761 Shares

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

ACRONYMS AND TERMS
(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2010 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2010
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CalPeco	California Pacific Electric Company
CWIP	Construction Work-in-Progress
d/b/a	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DSM	Demand Side Management
Dth	Decatherm
EEC	Ely Energy Center
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings Per Share
EWAM	Enterprise Work Asset Management System
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
Fort Chuchill	226 megawatt nominally rated Fort Churchill Generating Station
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC, a wholly owned subsidiary of Texas Nevada Transmission, LLC
GBT-South	Great Basin Transmission South, LLC, a wholly owned subsidiary of GBT
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
Independence Lake	2,325 acres of forestland in the Sierra Nevada Mountains purchased from NV Energy, Inc. by The Nature Conservancy
IRP	Integrated Resource Plan
kV	Kilovolt
kWh	Kilowatt hour
Legislature	Nevada State Legislature
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
MMBtu	Million British Thermal Units
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electrical Investment Company
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$600 million Revolving Credit Facility entered into in April 2010 between NPC and Wells Fargo, N.A., as administrative agent for the lenders a party thereto
NPC’s Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	A smart grid infrastructure that is expected to enable the widespread use of smart meters that will provide customers the ability to more directly manage their energy usage.
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Nevada Renewable Energy Portfolio Standard
PPA	Purchased Power Agreement
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
SNWA	Southern Nevada Water Authority
SPPC	Sierra Pacific Power Company d/b/a NV Energy

SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in April 2010 between SPPC and Bank of America, N.A., as administrative agent for the lenders a party thereto
SPPC’s Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
TUA	Transmission Use and Capacity Exchange Agreement with GBT-South
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

NV ENERGY, INC.
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

OPERATING REVENUES	$674,931	$782,683	$1,315,914	$1,497,172

OPERATING EXPENSES:
Fuel for power generation	156,803	181,662	303,141	403,281
Purchased power	160,308	165,321	295,324	272,684
Gas purchased for resale	24,984	25,154	77,616	90,713
Deferred energy	(8,106)	54,933	(10,058)	72,499
Other operating expenses	97,547	101,388	203,521	208,014
Maintenance	32,186	28,860	61,948	54,589
Depreciation and amortization	89,606	84,696	172,708	165,644
Taxes other than income	14,684	15,939	30,929	32,112
Total Operating Expenses	568,012	657,953	1,135,129	1,299,536
OPERATING INCOME	106,919	124,730	180,785	197,636

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $2,835, $5,926, $9,045 and $10,864)	(80,879)	(80,772)	(158,222)	(160,836)
Interest income (expense) on regulatory items	(4,062)	(2,997)	(7,824)	(5,068)
AFUDC-equity	3,522	7,138	11,164	13,091
Other income	4,439	15,401	10,297	21,278
Other expense	(9,087)	(9,659)	(13,743)	(12,725)
Total Other Income (Expense)	(86,067)	(70,889)	(158,328)	(144,260)
Income Before Income Tax Expense	20,852	53,841	22,457	53,376

Income tax expense	7,964	16,895	7,239	18,151

NET INCOME	$12,888	$36,946	$15,218	$35,225

Amount per share basic and diluted - (Note 9)
Net income per share basic and diluted	$0.05	$0.16	$0.06	$0.15

Weighted Average Shares of Common Stock Outstanding - basic	235,867,068	234,995,083	235,697,687	234,927,239
Weighted Average Shares of Common Stock Outstanding - diluted	237,278,546	236,134,449	237,027,656	235,965,452
Dividends Declared Per Share of Common Stock	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$110,736	$86,189
Accounts receivable less allowance for uncollectible accounts:
2011 - $28,594; 2010 - $28,684	399,798	354,010
Materials, supplies and fuel, at average cost	129,259	114,520
Risk management assets (Note 6)	394	4,007
Current income taxes receivable	82	82
Deferred income taxes	122,455	130,800
Other current assets	37,369	42,330
Total Current Assets	800,093	731,938

Utility Property:
Plant in service	11,914,546	11,068,518
Construction work-in-progress	311,119	908,579
Total	12,225,665	11,977,097
Less accumulated provision for depreciation	3,129,377	3,047,438
Total Utility Property, Net	9,096,288	8,929,659

Investments and other property, net	58,514	61,613

Deferred Charges and Other Assets:
Deferred energy (Note 3)	111,135	117,623
Regulatory assets	1,159,933	1,237,159
Regulatory asset for pension plans	258,350	269,472
Other deferred charges and assets	158,466	166,882
Total Deferred Charges and Other Assets	1,687,884	1,791,136

Assets Held for Sale (Note 10)	-	155,322

TOTAL ASSETS	$11,642,779	$11,669,668

(Continued)

NV ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010

Current Liabilities:
Current maturities of long-term debt (Note 4)	$135,991	$355,929
Accounts payable	359,164	346,409
Accrued expenses	124,554	133,851
Risk management liabilities (Note 6)	5,297	33,229
Deferred energy (Note 3)	312,652	315,839
Other current liabilities	66,704	70,638
Total Current Liabilities	1,004,362	1,255,895

Long-Term Debt (Note 4)	5,151,590	4,924,109

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,244,182	1,246,410
Deferred investment tax credit	17,369	19,204
Accrued retirement benefits	155,595	148,841
Regulatory liabilities	434,326	428,114
Other deferred credits and liabilities	315,649	265,571
Total Deferred Credits and Other Liabilities	2,167,121	2,108,140

Liabilities Held for Sale (Note 10)	-	30,706

Shareholders' Equity:
Common stock, $1.00 par value; 350 million shares authorized; 235,977,042 and 235,322,553 issued and outstanding for 2011 and 2010	235,977	235,323
Other paid-in capital	2,713,684	2,705,954
Retained earnings	375,063	416,432
Accumulated other comprehensive loss	(5,018)	(6,891)
Total Shareholders' Equity	3,319,706	3,350,818

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,642,779	$11,669,668

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,218	$35,225
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	172,708	165,644
Deferred taxes and deferred investment tax credit	7,889	18,160
AFUDC-equity	(11,164)	(13,091)
Deferred energy	3,447	92,909
Gain on sale of asset	-	(7,575)
Amortization of other regulatory assets	78,080	42,831
Deferred rate increase	32,239	(4,103)
Other, net	7,022	11,619
Changes in certain assets and liabilities:
Accounts receivable	(41,535)	(22,235)
Materials, supplies and fuel	(14,541)	4,101
Other current assets	4,961	5,469
Accounts payable	34,980	8,749
Accrued retirement benefits	6,755	(9,306)
Other current liabilities	(13,230)	(1,790)
Risk management assets and liabilities	1,468	5,067
Other deferred assets	(2,884)	(2,462)
Other regulatory assets	(61,796)	(23,329)
Other deferred liabilities	(17,098)	(4,999)
Net Cash from Operating Activities	202,519	300,884

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(310,207)	(368,882)
Proceeds from sale of asset	131,789	18,225
Customer advances for construction	(3,789)	(5,380)
Contributions in aid of construction	47,213	35,466
Investments and other property - net	407	(225)
Net Cash used by Investing Activities	(134,587)	(320,796)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	387,230	414,279
Retirement of long-term debt	(367,468)	(274,821)
Settlement of interest rate lock	(14,944)	-
Sale of common stock	8,384	3,246
Dividends paid	(56,587)	(51,693)
Net Cash from (used by) Financing Activities	(43,385)	91,011

Net Increase in Cash and Cash Equivalents	24,547	71,099
Beginning Balance in Cash and Cash Equivalents	86,189	62,706
Ending Balance in Cash and Cash Equivalents	$110,736	$133,805

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$156,656	$163,649
Income taxes	$1	$14
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$115,412	$80,453
Capital lease obligations incurred	$-	$15,336

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
December 31, 2009	234,834,169	$234,834	$2,700,329	$295,247	$(6,488)	$3,223,922
Net Income				35,225		35,225
Dividend Reinvestment and Employee Benefits	272,249	272	2,974			3,246
Change in compensation retirement benefits liability and amortization (net of taxes ($34))					63	63
Dividends Declared				(51,693)		(51,693)
June 30, 2010	235,106,418	$235,106	$2,703,303	$278,779	$(6,425)	$3,210,763

December 31, 2010	235,322,553	235,323	2,705,954	416,432	(6,891)	3,350,818
Net Income				15,218		15,218
Dividend Reinvestment and Employee Benefits	654,489	654	7,418			8,072
Tax benefit from stock options exercised			312			312
Change in compensation retirement benefits liability and amortization (net of taxes ($1,009))					1,873	1,873
Dividends Declared				(56,587)		(56,587)
June 30, 2011	235,977,042	$235,977	$2,713,684	$375,063	$(5,018)	$3,319,706

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

OPERATING REVENUES	$473,898	$539,395	$863,966	$965,194

OPERATING EXPENSES:
Fuel for power generation	114,744	132,067	215,814	288,182
Purchased power	122,408	124,740	217,974	195,967
Deferred energy	2,350	39,960	9,080	59,423
Other operating expenses	61,935	63,292	127,036	130,011
Maintenance	19,325	18,219	41,662	35,238
Depreciation and amortization	61,913	57,654	119,586	112,755
Taxes other than income	9,046	9,793	19,104	19,819
Total Operating Expenses	391,721	445,725	750,256	841,395
OPERATING INCOME	82,177	93,670	113,710	123,799

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $2,330, $5,444, $8,120 and $9,976)	(55,736)	(53,996)	(107,769)	(107,352)
Interest income (expense) on regulatory items	(1,982)	(777)	(3,433)	(808)
AFUDC-equity	2,855	6,398	9,953	11,760
Other income	2,676	2,659	6,308	5,242
Other expense	(5,179)	(5,172)	(7,911)	(6,304)
Total Other Income (Expense)	(57,366)	(50,888)	(102,852)	(97,462)
Income Before Income Tax Expense	24,811	42,782	10,858	26,337

Income tax expense	8,748	12,998	3,815	8,879

NET INCOME	$16,063	$29,784	$7,043	$17,458

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$26,329	$60,077
Accounts receivable less allowance for uncollectible accounts:
2011 - $26,012; 2010 - $26,428	287,697	224,704
Materials, supplies and fuel, at average cost	66,810	66,459
Risk management assets (Note 6)	372	3,476
Deferred income taxes	74,544	76,282
Other current assets	27,085	29,680
Total Current Assets	482,837	460,678

Utility Property:
Plant in service	8,385,715	7,552,097
Construction work-in-progress	199,625	825,079
Total	8,585,340	8,377,176
Less accumulated provision for depreciation	1,880,362	1,828,366
Total Utility Property, Net	6,704,978	6,548,810

Investments and other property, net	51,981	55,305

Deferred Charges and Other Assets:
Deferred energy (Note 3)	111,135	117,623
Regulatory assets	832,911	871,982
Regulatory asset for pension plans	127,114	133,410
Other deferred charges and assets	116,649	114,016
Total Deferred Charges and Other Assets	1,187,809	1,237,031

TOTAL ASSETS	$8,427,605	$8,301,824

(Continued)

NEVADA POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$135,991	$355,929
Accounts payable	235,092	232,279
Accounts payable, affiliated companies	47,665	29,334
Accrued expenses	85,380	89,638
Risk management liabilities (Note 6)	4,427	22,764
Deferred energy (Note 3)	182,949	171,349
Other current liabilities	51,454	54,607
Total Current Liabilities	742,958	955,900

Long-Term Debt (Note 4)	3,465,040	3,221,833

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	911,324	908,094
Deferred investment tax credit	6,702	7,255
Accrued retirement benefits	34,564	31,907
Regulatory liabilities	229,552	225,983
Other deferred credits and liabilities	238,837	189,220
Total Deferred Credits and Other Liabilities	1,420,979	1,362,459

Shareholder's Equity:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding for 2011 and 2010	1	1
Other paid-in capital	2,308,219	2,254,219
Retained earnings	493,331	511,288
Accumulated other comprehensive loss	(2,923)	(3,876)
Total Shareholder's Equity	2,798,628	2,761,632

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,427,605	$8,301,824

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,043	$17,458
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	119,586	112,755
Deferred taxes and deferred investment tax credit	4,253	9,137
AFUDC-equity	(9,953)	(11,760)
Deferred energy	18,088	72,096
Amortization of other regulatory assets	38,789	29,000
Deferred rate increase	32,239	(4,103)
Other, net	514	5,289
Changes in certain assets and liabilities:
Accounts receivable	(62,992)	(59,089)
Materials, supplies and fuel	(153)	3,871
Other current assets	2,595	(417)
Accounts payable	47,878	10,510
Accrued retirement benefits	2,657	(8,963)
Other current liabilities	(7,412)	345
Risk management assets and liabilities	960	3,506
Other deferred assets	(2,405)	(1,364)
Other regulatory assets	(43,700)	(13,964)
Other deferred liabilities	(15,713)	(1,980)
Net Cash from Operating Activities	132,274	162,327

CASH FLOWS USED BY INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(252,654)	(295,827)
Proceeds from sale of asset	-	3,254
Customer advances for construction	(1,660)	(3,312)
Contributions in aid of construction	38,229	33,568
Investments and other property - net	391	(196)
Net Cash used by Investing Activities	(215,694)	(262,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	387,329	391,266
Retirement of long-term debt	(351,713)	(233,765)
Settlement of interest rate lock	(14,944)	-
Additional investment by parent company	54,000	-
Dividends paid	(25,000)	(53,000)
Net Cash from Financing Activities	49,672	104,501

Net (Decrease)/Increase in Cash and Cash Equivalents	(33,748)	4,315
Beginning Balance in Cash and Cash Equivalents	60,077	42,609
Ending Balance in Cash and Cash Equivalents	$26,329	$46,924

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$110,916	$111,657
Income taxes	$1	$2
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$97,905	$72,770
Capital lease obligations incurred	$-	$15,336

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Dollars in Thousands, Except Share Amounts)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
December 31, 2009	1,000	$1	$2,254,189	$399,345	$(3,496)	$2,650,039
Net Income				17,458		17,458
Change in compensation retirement benefits liability and amortization (net of taxes ($18))					33	33
Dividends Declared				(53,000)		(53,000)
June 30, 2010	1,000	$1	$2,254,189	$363,803	$(3,463)	$2,614,530

December 31, 2010	1,000	1	2,254,219	511,288	(3,876)	2,761,632
Net Income				7,043		7,043
Capital contribution from parent			54,000			54,000
Change in compensation retirement benefits liability and amortization (net of taxes ($513))					953	953
Dividends Declared				(25,000)		(25,000)
June 30, 2011	1,000	$1	$2,308,219	$493,331	$(2,923)	$2,798,628

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED INCOME STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Electric	$164,582	$202,877	$343,199	$411,539
Gas	36,448	40,405	108,742	120,425
Total Operating Revenues	201,030	243,282	451,941	531,964

OPERATING EXPENSES:
Fuel for power generation	42,059	49,595	87,327	115,099
Purchased power	37,900	40,581	77,350	76,717
Gas purchased for resale	24,984	25,154	77,616	90,713
Deferral of energy - electric - net	(11,898)	8,725	(23,829)	7,225
Deferral of energy - gas - net	1,442	6,248	4,691	5,851
Other operating expenses	34,687	37,014	74,903	76,367
Maintenance	12,861	10,641	20,286	19,351
Depreciation and amortization	27,693	27,042	53,122	52,889
Taxes other than income	5,599	6,098	11,623	12,164
Total Operating Expenses	175,327	211,098	383,089	456,376
OPERATING INCOME	25,703	32,184	68,852	75,588

OTHER INCOME (EXPENSE):
Interest expense (net of AFUDC-debt: $505, $482, $925 and $888)	(16,774)	(17,113)	(33,720)	(34,158)
Interest income (expense) on regulatory items	(2,080)	(2,220)	(4,391)	(4,260)
AFUDC-equity	667	740	1,211	1,331
Other income	1,177	10,142	3,229	11,897
Other expense	(3,554)	(4,401)	(5,148)	(6,270)
Total Other Income (Expense)	(20,564)	(12,852)	(38,819)	(31,460)
Income Before Income Tax Expense	5,139	19,332	30,033	44,128

Income Tax Expense	1,627	8,017	9,945	15,693

NET INCOME	$3,512	$11,315	$20,088	$28,435

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$76,093	$9,552
Accounts receivable less allowance for uncollectible accounts:
2011 - $2,582; 2010 - $2,256	112,041	129,306
Materials, supplies and fuel, at average cost	62,449	48,061
Risk management assets (Note 6)	22	531
Intercompany income taxes receivable	10,351	10,351
Deferred income taxes	60,105	53,282
Other current assets	7,330	11,633
Total Current Assets	328,391	262,716

Utility Property:
Plant in service	3,528,831	3,516,421
Construction work-in-progress	111,494	83,500
Total	3,640,325	3,599,921
Less accumulated provision for depreciation	1,249,015	1,219,072
Total Utility Property, Net	2,391,310	2,380,849

Investments and other property, net	6,181	5,956

Deferred Charges and Other Assets:
Regulatory assets	327,023	365,177
Regulatory asset for pension plans	128,247	131,734
Other deferred charges and assets	34,777	45,268
Total Deferred Charges and Other Assets	490,047	542,179

Assets Held for Sale (Note 10)	-	155,322

TOTAL ASSETS	$3,215,929	$3,347,022

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Shares)
(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Accounts payable	$89,492	$90,206
Accounts payable, affiliated companies	18,295	10,812
Accrued expenses	29,902	33,788
Dividends declared	-	54,000
Risk management liabilities (Note 6)	870	10,465
Deferred energy (Note 3)	129,703	144,490
Other current liabilities	15,248	16,029
Total Current Liabilities	283,510	359,790

Long-term debt (Note 4)	1,180,051	1,195,775

Commitments and Contingencies (Note 8)

Deferred Credits and Other Liabilities:
Deferred income taxes	410,184	395,454
Deferred investment tax credit	10,667	11,949
Accrued retirement benefits	114,098	110,302
Regulatory liabilities	204,774	202,131
Other deferred credits and liabilities	66,874	67,495
Total Deferred Credits and Other Liabilities	806,597	787,331

Liabilities Held for Sale (Note 10)	-	30,706

Shareholder's Equity:
Common stock, $3.75 par value, 20,000,000 shares authorized, 1,000 shares issued and outstanding for 2011 and 2010	4	4
Other paid-in capital	1,111,574	1,111,262
Retained deficit	(165,138)	(135,226)
Accumulated other comprehensive loss	(669)	(2,620)
Total Shareholder's Equity	945,771	973,420

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,215,929	$3,347,022

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,088	$28,435
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	53,122	52,889
Deferred taxes and deferred investment tax credit	9,840	6,440
AFUDC-equity	(1,211)	(1,331)
Deferred energy	(14,641)	20,813
Gain on sale of asset	-	(7,575)
Amortization of other regulatory assets	39,242	13,716
Other, net	6,456	5,493
Changes in certain assets and liabilities:
Accounts receivable	21,518	36,853
Materials, supplies and fuel	(14,388)	216
Other current assets	4,304	6,181
Accounts payable	2,264	9,775
Accrued retirement benefits	3,796	(1,287)
Other current liabilities	(4,666)	(1,396)
Risk management assets and liabilities	508	1,561
Other deferred assets	(479)	(1,098)
Other regulatory assets	(18,096)	(9,365)
Other deferred liabilities	(2,468)	(2,265)
Net Cash from Operating Activities	105,189	158,055

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(57,553)	(77,185)
Proceeds from sale of asset	131,789	14,971
Customer advances for construction	(2,129)	(2,068)
Contributions in aid of construction	8,984	1,898
Investments and other property - net	16	(119)
Net Cash from (used by) Investing Activities	81,107	(62,503)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	23,013
Retirement of long-term debt	(15,755)	(40,958)
Dividends paid	(104,000)	(25,000)
Net Cash used by Financing Activities	(119,755)	(42,945)

Net Increase (Decrease) in Cash and Cash Equivalents	66,541	52,607
Beginning Balance in Cash and Cash Equivalents	9,552	14,359
Ending Balance in Cash and Cash Equivalents	$76,093	$66,966

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$29,817	$33,124
Income taxes	$-	$12
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$17,507	$7,683

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(Dollars in Thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Other Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
December 31, 2009	1,000	$4	$1,111,260	$(99,601)	$(2,405)	$1,009,258
Net Income				28,435		28,435
Change in compensation retirement benefits liability and amortization (net of taxes ($9))					17	17
Dividends Declared				(25,000)		(25,000)
June 30, 2010	1,000	$4	$1,111,260	$(96,166)	$(2,388)	$1,012,710

December 31, 2010	1,000	4	1,111,262	(135,226)	(2,620)	973,420
Net Income				20,088		20,088
Tax benefit from stock options exercised			312			312
Change in compensation retirement benefits liability and amortization (net of taxes ($1,051))					1,951	1,951
Dividends Declared				(50,000)		(50,000)
June 30, 2011	1,000	$4	$1,111,574	$(165,138)	$(669)	$945,771

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

The results of operations and cash flows of NVE, NPC and SPPC for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

Consolidations of VIEs

In June 2009, the FASB amended existing guidance related to the Consolidation of VIEs.  NVE and the Utilities adopted this amendment on January 1, 2010.  The amendment no longer allows the scope exception for contracts which an entity was unable to obtain financial information from to be excluded from the primary beneficiary determination.  As a result, NVE and the Utilities will continually perform an analysis to determine whether their variable interests give it controlling financial interest in a VIE which would require consolidation.  This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  To identify potential variable interests, management reviewed contracts under leases, long term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as defined above, as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of June 30, 2011, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

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

Other Comprehensive Income

In June 2011, the FASB amended the Comprehensive Income Topic as reflected in the FASB Accounting Standards Codification for presentation of comprehensive income.  NVE and the Utilities will be required to adopt this amendment for our fiscal year ending after December 15, 2011.  The amendment does not change the amount of comprehensive income reported, but rather establishes a standard for the reporting and presentation of comprehensive income providing an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  NVE and the Utilities are evaluating our presentation options, but do not expect the amendment to have a significant impact on our reporting or presentation requirements.

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

Three Months Ended
June 30, 2011
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues (1)	$674,931	$3	$473,898	$201,030	$164,582	$36,448

Energy Costs:
Fuel for power generation	156,803	-	114,744	42,059	42,059	-
Purchased power	160,308	-	122,408	37,900	37,900	-
Gas purchased for resale	24,984	-	-	24,984	-	24,984
Deferred energy	(8,106)	-	2,350	(10,456)	(11,898)	1,442
Total Energy Costs	$333,989	$-	$239,502	$94,487	$68,061	$26,426

Gross Margin (1)	$340,942	$3	$234,396	$106,543	$96,521	$10,022

Other operating expenses	97,547	925	61,935	34,687
Maintenance	32,186	-	19,325	12,861
Depreciation and amortization	89,606	-	61,913	27,693
Taxes other than income	14,684	39	9,046	5,599

Operating Income (Loss)	$106,919	$(961)	$82,177	$25,703

Six Months Ended
June 30, 2011
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues (1)	$1,315,914	$7	$863,966	$451,941	$343,199	$108,742

Energy Costs:
Fuel for power generation	303,141	-	215,814	87,327	87,327	-
Purchased power	295,324	-	217,974	77,350	77,350	-
Gas purchased for resale	77,616	-	-	77,616	-	77,616
Deferred energy	(10,058)	-	9,080	(19,138)	(23,829)	4,691
Total Energy Costs	$666,023	$-	$442,868	$223,155	$140,848	$82,307

Gross Margin (1)	$649,891	$7	$421,098	$228,786	$202,351	$26,435

Other operating expenses	203,521	1,582	127,036	74,903
Maintenance	61,948	-	41,662	20,286
Depreciation and amortization	172,708	-	119,586	53,122
Taxes other than income	30,929	202	19,104	11,623

Operating Income (Loss)	$180,785	$(1,777)	$113,710	$68,852

Three Months Ended
June 30, 2010
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues (1)	$782,683	$6	$539,395	$243,282	$202,877	$40,405

Energy Costs:
Fuel for power generation	181,662	-	132,067	49,595	49,595	-
Purchased power	165,321	-	124,740	40,581	40,581	-
Gas purchased for resale	25,154	-	-	25,154	-	25,154
Deferred energy	54,933	-	39,960	14,973	8,725	6,248
Total Energy Costs	$427,070	$-	$296,767	$130,303	$98,901	$31,402

Gross Margin (1)	$355,613	$6	$242,628	$112,979	$103,976	$9,003

Other operating expenses	101,388	1,082	63,292	37,014
Maintenance	28,860	-	18,219	10,641
Depreciation and amortization	84,696	-	57,654	27,042
Taxes other than income	15,939	48	9,793	6,098

Operating Income (Loss)	$124,730	$(1,124)	$93,670	$32,184

Six Months Ended
June 30, 2010
	NVE Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues (1)	$1,497,172	$14	$965,194	$531,964	$411,539	$120,425

Energy Costs:
Fuel for power generation	403,281	-	288,182	115,099	115,099	-
Purchased power	272,684	-	195,967	76,717	76,717	-
Gas purchased for resale	90,713	-	-	90,713	-	90,713
Deferred energy	72,499	-	59,423	13,076	7,225	5,851
Total Energy Costs	$839,177	$-	$543,572	$295,605	$199,041	$96,564

Gross Margin (1)	$657,995	$14	$421,622	$236,359	$212,498	$23,861

Other operating expenses	208,014	1,636	130,011	76,367
Maintenance	54,589	-	35,238	19,351
Depreciation and amortization	165,644	-	112,755	52,889
Taxes other than income	32,112	129	19,819	12,164

Operating Income (Loss)	$197,636	$(1,751)	$123,799	$75,588

(1)
As reported in our 2010 Form 10-K, amounts for REPR are presented net.  As such, revenues and gross margin for the three months ended June 30, 2010 were reduced by $2.7 million, $1.4 million and $1.3 million for NVE, NPC and SPPC, respectively, from that reported in Forms 10-Q/A for the period ended June 30, 2010.
Revenues and gross margin for the six months ended June 30, 2010 were reduced by $5.2 million, $2.6 million and $2.6 million for NVE, NPC and SPPC, respectively, from that reported in Forms 10-Q/A for the period ended June 30, 2010. The change in presentation did not affect operating income or net income.

NOTE 3.                      REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of June 30, 2011 (dollars in thousands):

	June 30, 2011
	NVE Total	NPC Electric		SPPC Electric	SPPC Gas
Nevada Deferred Energy
Cumulative Balance requested in 2011 DEAA	$(331,013)	$(186,460)	(1)	$(115,602)	$(28,951)
2011 Amortization	104,330	45,355		48,320	10,655
2011 Deferred Energy Over Collections (2)	(100,833)	(56,708)		(28,075)	(16,050)
Nevada Deferred Energy Balance at June 30, 2011 - Subtotal	$(327,516)	$(197,813)		$(95,357)	$(34,346)
Reinstatement of deferred energy (effective 6/07, 10 years)	125,999	125,999		-	-

Total Deferred Energy	$(201,517)	$(71,814)		$(95,357)	$(34,346)

Deferred Assets
Deferred energy	$111,135	$111,135		$-	$-
Current Liabilities
Deferred energy	(312,652)	(182,949)		(95,357)	$(34,346)

Total Deferred Energy	$(201,517)	$(71,814)		$(95,357)	$(34,346)

(1)
Refer to NPC 2010 DEAA “Settled Regulatory Actions” in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K for separate discussion regarding rate offset of this balance.

(2)	These deferred energy over collections will be filed in the March 2012 DEAA filings.

      Nevada Power Company and Sierra Pacific Power Company

          Assembly Bill 215

In 2011, the Legislature passed Assembly Bill 215 which allows an electric or gas utility that adjusts its BTER on a quarterly basis to request PUCN approval to make quarterly changes to its DEAA rate if the request is in the public interest.  The Utilities will still be required to file an annual DEAA case to review costs for prudency and reasonableness, and if any costs are disallowed on such grounds, the disallowance will be incorporated into the next subsequent quarterly rate.  As discussed below, SPPC filed an application to change its quarterly DEAA in July 2011, and NPC expects to file an application late in 2011.

   Energy Efficiency Implementation Rate (EEIR) and Energy Efficiency Program Rate (EEPR)

             EEIR

    In 2009, the Legislature passed Senate Bill 358, which required the PUCN to adopt regulations authorizing an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN.  As a result, the PUCN opened Docket No. 09-07016 to amend and adopt the regulation.  The regulation was adopted by the Legislature on July 22, 2010.  The Utilities account for the effects of such regulation in accordance with FASC 980-605-25, Alternative Revenue Programs.  Accordingly, as of August 1, 2010, the Utilities began recording the amount of additional revenues which are objectively determinable and probable of recovery and are attributable to reduced kWh sales related to energy efficiency programs, prior to their inclusion in rates.

In October 2010, the Utilities filed to set 2011 base rates effective mid 2011 to recover approximately $35.1 million and $7.6 million for NPC and SPPC, respectively, for estimated reduced kWh sales related to our energy efficiency programs.  Annually, thereafter, the Utilities will make a filing in March, to adjust rates and set a clearing rate or EEIR for over or under collected balances, effective in October of the same year. In May 2011, the PUCN issued a final order on the October 2010 filing authorizing increases to the base rates of $14.4 million and $2.6 million for NPC and SPPC, respectively, effective July 1, 2011.  As a result of the May order, for the three months ended June 30, 2011, NPC and SPPC recorded a pre-tax  adjustment to earnings for revenue previously recorded of approximately $4.5 million and $4.1 million, respectively.  As of June 30, 2011, NPC and SPPC have recognized 2011 revenues of approximately $7.4 million and $1 million, respectively, of the authorized EEIR base amounts in accordance with FASC 980-605-25, Alternative Revenue Programs discussed above.

In March 2011, the Utilities filed applications with their annual DEAA filings to reset the base rates and clear the accumulated regulatory asset accounts between August 1, 2010 and December 31, 2010, with rates effective in October 2011.  Reference further discussion below at NPC and SPPC DEAA, TRED, REPR, EEIR, EEPR Rate Filing.

   EEPR

In addition, the regulation approved the transition of the recovery of energy efficiency program costs from general rates (filed every 3 years) to recovery through independent annual rate filings.  Accordingly, in their filing made in October 2010, the Utilities have requested to set base rates beginning mid 2011 to recover the 2011 costs of implementing energy efficiency program costs of approximately $71.0 million and $12.1 million for NPC and SPPC, respectively.  In May 2011, the PUCN issued a final order authorizing increases to the base rates of $58.0 million and $9.8 million for NPC and SPPC, respectively, effective July 1, 2011.  Costs accumulated between August 1, 2010 and December 31, 2010 were requested for recovery in the March 2011 DEAA filing with rates effective October 2011. Reference further discussion below at NPC and SPPC DEAA, TRED, REPR, EEIR, EEPR Rate Filing.

       Ely Energy Center

In February 2011, NVE and the Utilities cancelled plans to construct the EEC due to increasing environmental and economic uncertainties.  In June 2009, the Utilities filed to withdraw the initial construction application under the Utility Environmental Protection Act (UEPA) filed in 2006 due to postponing the construction of the EEC.  Simultaneously, the Utilities filed a new UEPA application for the construction of a transmission line which was granted in May 2011.  The PUCN had previously approved the Utilities spending on the EEC up to $130 million, of which the Utilities have spent and recorded as an other deferred asset approximately $65.5 million as of June 30, 2011.  Management believes the amounts expended through June 30, 2011 are probable of recovery.  In compliance with the SPPC 2010 Electric GRC, SPPC filed a separate application concurrent with the filing of NPC’s GRC filed in June 2011, to determine the reasonableness of the EEC project development costs and propose reclassification of these costs from a deferred debit to a regulatory asset.

      Nevada Power Company

   NPC 2011 GRC

In June 2011, NPC filed its statutorily required triennial GRC.  In this filing, NPC is requesting the following:

•	Increase in general rates by $245.5 million;
•	ROE and ROR of 11.25% and 8.66%, respectively;
•	Recovery of approximately $638.7 million, excluding AFUDC, for the 500 MW (nominally rated) expansion at the Harry Allen Generating Station;
•
Authorization to defer collection of approximately $64 million of the requested rate increase as a regulatory asset in order to mitigate the impact on customers.  The remaining requested increase of approximately $181.5, is expected to be effective on January 1, 2012, is approximately equal to revenue requirement decreases associated with fuel and other items, also expected to be effective  on January 1, 2012.

A decision on NPC’s 2011 GRC is expected in December 2011.

           NPC 2011 DEAA, TRED, REPR, EEIR, EEPR Rate Filings

In March 2011, NPC filed an application to establish a new DEAA to refund over-collected purchased power and fuel costs and reset or establish several other rate elements (TRED, REPR, EEIR and EEPR).  The recoveries requested in this filing result in an overall change in revenue requirement of approximately $73.2 million.  Hearings are scheduled for mid-August 2011.  The March 2011 application includes the following (dollars in millions):

		Requested and
	Anticipated	Amended		Present		$ Change in
	Effective	Revenue		Revenue		Revenue
	Date	Requirement		Requirement		Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(186.5)		$(101.0)		$(85.5)
REPR	Oct. 2011	9.0		29.9		(20.9)
TRED	Oct. 2011	14.6		16.3		(1.7)
EEPR Base	Oct. 2011	58.0	(1)	58.0	(1)	-
EEPR Amortization	Oct. 2011	22.8		-		22.8
EEIR Base	Oct. 2011	14.4	(1)	14.4	(1)	-
EEIR Amortization	Oct. 2011	12.1	(2)	-		12.1
Total Revenue Requirement		$(55.6)		$17.6		$(73.2)

(1)	Reflects impact of adjustments ordered in the May 2011 PUCN Docket No. 10-10024, filed in October 2010 and effective July 1, 2011.
(2)
Amount represents proposed EEIR amortization rates as originally filed.  In accordance with Alternative Revenue Accounting, NPC has recognized approximately $4.8 million of this amount in revenues pertaining to 2010.  Based on the order from the PUCN in May 2011, which clarified the calculation of EEIR revenues, NPC does not expect to record further revenue from this rate request; however, NPC does expect to collect approximately $4.8 million from its customers.

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

      Sierra Pacific Power Company

         SPPC 2011 Nevada Electric Quarterly DEAA Application

As a result of Assembly Bill 215 discussed above, in July 2011, SPPC filed an application with the PUCN for authorization to make quarterly adjustments to the electric DEAA.  Quarterly changes to the electric DEAA should produce more frequent, but more gradual changes in the electric DEAA and should avoid the accumulation of significant credit or debit balances.  SPPC requested the first quarterly adjustment to the electric DEAA to become effective on January 1, 2012.

      SPPC 2011 Nevada Gas Quarterly DEAA Application

As a result of Assembly Bill 215 discussed above, in July 2011, SPPC filed an application with the PUCN for authorization to make quarterly adjustments to the gas DEAA.  Quarterly changes to the gas DEAA should produce more frequent, but more gradual changes in the gas DEAA and should avoid the accumulation of significant credit or debit balances.  SPPC requested the first quarterly adjustment to the gas DEAA to become effective on January 1, 2012.

        SPPC 2011 Electric DEAA, TRED, REPR, EEIR, EEPR Rate Filings

In March 2011, SPPC filed an application to establish a new DEAA to refund over-collected purchased power and fuel costs and reset or establish several other rate elements (TRED, REPR, EEIR and EEPR).  The recoveries requested in this filing result in an overall decrease in revenue requirement of approximately $4.4 million.  Hearings are scheduled for mid-August 2011.  The March 2011 application includes the following (dollars in millions):

		Requested and
	Anticipated	Amended		Present		$ Change in
	Effective	Revenue		Revenue		Revenue
	Date	Requirement		Requirement		Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(115.6)		$(99.5)		$(16.1)
REPR	Oct. 2011	38.1		36.6		1.5
TRED	Oct. 2011	5.9		7.9		(2.0)
EEPR Base	Oct. 2011	9.8	(1)	9.8	(1)	-
EEPR Amortization	Oct. 2011	4.7		-		4.7
EEIR Base	Oct. 2011	2.6	(1)	2.6	(1)	-
EEIR Amortization	Oct. 2011	7.5	(2)	-		7.5
Total Revenue Requirement		$(47.0)		$(42.6)		$(4.4)

(1)	Reflects impact of adjustments ordered in the May 2011 PUCN Docket No. 10-10025, filed in October 2010 and effective July 1, 2011.
(2)
Amount represents proposed EEIR amortization rates as originally filed.  In accordance with Alternative Revenue Accounting, SPPC has recognized approximately $0.5 million of this amount in revenues pertaining to 2010.  Based on the order from the PUCN in May 2011, which clarified the calculation of EEIR revenues, SPPC does not expect to record further revenue from this rate request; however, SPPC does expect to collect approximately $0.5 million from their customers.

         SPPC 2011 Nevada Gas DEAA

In March 2011, SPPC filed an application to create a new DEAA rate to refund over-collected gas costs and to establish a new STPR (Solar Thermal Prospective Rate) to recover a legislatively mandated solar thermal program.  Hearings are scheduled for August 2011.  The March 2011 application includes the following (dollars in millions):

	Anticipated	Requested	Present	$ Change in
	Effective	Revenue	Revenue	Revenue
	Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
DEAA	Jan. 2012	$(29.0)	$(16.7)	$(12.3)
STPR	Oct. 2011	0.3	-	0.3

Total Revenue Requirement		$(28.7)	$(16.7)	$(12.0)

NOTE 4.                      LONG-TERM DEBT

   Maturities of Long-Term Debt

As of June 30, 2011, NPC’s, SPPC’s and NVE’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NVE Consolidated	NVE Holding Co.	NPC	SPPC
2011(1)	$2,188	$-	$2,188	$-
2012	134,822	-	134,822	-
2013	395,405	-	145,405	250,000
2014	128,513	-	128,513	-
2015	251,039	-	251,039	-
Total Debt 2011-2015	911,967	-	661,967	250,000
Thereafter	4,388,183	506,500	2,965,266	916,417
Total Debt Before Unamortized Premium (Discount)	5,300,150	506,500	3,627,233	1,166,417
Unamortized Premium Discount Amount	(12,569)	(1)	(26,202)	13,634
Total Debt	$5,287,581	$506,499	$3,601,031	$1,180,051

(1)	Amounts may differ from current portion of long-term debt as reported on the consolidated balance sheet due to the timing difference of payments and the change in obligation.

Substantially all utility plant is subject to the liens of NPC’s and SPPC’s Indentures under which their respective General and Refunding Mortgage securities are issued.

Financing Transactions

   Nevada Power Company

5.45% General and Refunding Mortgage Notes, Series Y

On May 12, 2011, NPC issued and sold $250 million of its 5.45% General and Refunding Mortgage Notes, Series Y, due May 15, 2041.  The approximately $248 million in net proceeds, plus a portion of the proceeds from a draw on NPC’s revolving credit facility, were utilized to pay at maturity NPC’s $350 million aggregate principal amount of 8.25%  General and Refunding Mortgage Notes, Series A, which matured on June 1, 2011.   In conjunction with this debt issuance, NPC entered into an interest rate swap hedging agreement with a notional principal amount of $250 million and a mandatory termination date of June 1, 2011.  The interest rate swap agreement was entered into to effectively lock the interest rate of the U.S. Treasury component of the prospective General and Refunding Note issuance.  The swap transaction was settled on May 9, 2011, when NPC launched and priced the Series Y Notes, resulting in a settlement payment amount of $14.9 million, which was recorded as a regultory asset and will be amortized over the 30 year life of the Series Y Notes in accordance with past accounting precedent for our regulated Utilities.

NOTE 5.                       FAIR VALUE OF FINANCIAL INSTRUMENTS

The June 30, 2011 carrying amount of cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximate fair value due to the short-term nature of these instruments.

The total fair value of NVE’s consolidated long-term debt at June 30, 2011, is estimated to be $5.8 billion based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value was estimated to be $5.7 billion as of December 31, 2010.

The total fair value of NPC’s consolidated long-term debt at June 30, 2011, is estimated to be $4.0 billion based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value was estimated to be $3.9 billion at December 31, 2010.

The total fair value of SPPC’s consolidated long-term debt at June 30, 2011, is estimated to be $1.3 billion based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value was estimated to be $1.3 billion as of December 31, 2010.

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

Interest Rate Risk

In August 2009, NPC entered into two interest rate swap agreements which terminated in June 2011, for an aggregated notional amount of $350 million associated with its $350 million 8.25% General and Refunding Mortgage Notes, Series A, due June 1, 2011.  Interest rate hedges manage existing and future fixed rate interest rate exposure with a variable interest rate in order to lower overall borrowing costs.  The interest rate swaps terminated in the second quarter of 2011 in conjunction with the payment at maturity of NPC’s $350 million 8.25% General and Refunding Mortgage Notes, Series A, due 2011, see Note 4, Long-Term Debt.

Determination of Fair Value

    As required by the Fair Value Measurements and Disclosure Topic of the FASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Risk management assets and liabilities in the recurring fair value measures table below include over-the-counter forwards, swaps, options and interest rate swaps.  Total risk management assets below do not include option premiums on commodity contracts which are not considered a derivative asset.  Option premiums upon settlement are recorded in fuel and purchased power expense and are subsequently requested for recovery through the deferred energy mechanism.  Option premium amounts included in risk management assets and liabilities for NVE, NPC and SPPC were as follows (dollars in millions):

Option Premiums
	June 30, 2011			December 31, 2010
	NVE	NPC	SPPC	NVE	NPC	SPPC
Current Assets	$0.4	$0.4	$-	$1.9	$1.4	$0.5

Current Liabilities	$(0.4)	$(0.4)	$-	$(0.4)	$(0.4)	$-

Forwards and swaps are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value.  Options are valued based on an income approach using an option pricing model that includes various inputs; such as forward commodity prices, interest rate yield curves and option volatility rates.  The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of NVE and the Utilities’ nonperformance risk on their liabilities, which as of June 30, 2011, had an immaterial impact to the fair value of their derivative instruments.

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

	June 30, 2011			December 31, 2010
Derivative Contracts	Level 2			Level 2
	NVE	NPC	SPPC	NVE	NPC	SPPC

Risk management assets - current (1)	$-	$-	$-	$2.1	$2.1	$-
Risk management liabilities- current (1)	5.0	4.1	0.9	32.9	22.4	10.5
Risk management regulatory assets/liabilities – net	$(5.0)	$(4.1)	$(0.9)	$(30.8)	$(20.3)	$(10.5)

(1)
When amount is negative it represents a risk management regulatory asset, when positive it represents a risk management regulatory liability.  For the three months ended June 30, 2011, NVE, NPC and SPPC would have recorded cumulative gains of $3.2 million, $2.6 and $0.6 million, respectively, and for the six months ended June 30, 2011 NVE, NPC and SPPC would have recorded gains of $25.8 million, $16.2 and $9.6 million, respectively.  However, as permitted by the Regulated Operations Topic of the FASB Accounting Standards Codification, NVE and the Utilities deferred these gains and losses, which are included in the risk management regulatory asset amounts above.

As a result of the nature of operations and the use of mark-to-market accounting for certain derivatives that do not meet the normal purchase and normal sales exception criteria, mark-to-market fair values will fluctuate.  The Utilities cannot predict these fluctuations, but the primary factors that cause changes in the fair values are the number and size of the Utilities’ open derivative positions with their counterparties and the changes in market prices.  Risk management liabilities decreased as of June 30, 2011 as compared to December 31, 2010, due to settlements of derivative contracts and the suspension of the Utilities’ hedging program as of October 2009.

The following table shows the commodity volume for our open derivative contracts related to natural gas contracts (amounts in millions):

	June 30, 2011			December 31, 2010
	Commodity Volume (MMBTU)			Commodity Volume (MMBTU)
	NVE	NPC	SPPC	NVE	NPC	SPPC

Commodity volume liabilities- current (1)	3.5	3.0	0.5	18.1	12.9	5.2

(1)
The change in commodity volumes at June 30, 2011, as compared to December 31, 2010, is primarily due to the suspension of the Utilities’ hedging program as of October 2009.  As such, the Utilities’ exposure to mark-to-market hedging transactions has declined.

NOTE 7.                      RETIREMENT PLAN AND POST-RETIREMENT BENEFITS

NVE has a single employer defined benefit pension plan covering substantially all employees of NVE and the Utilities.  NVE allocates the unfunded liability and the net periodic benefit costs for its pension benefit and other postretirement benefit plans to NPC and SPPC based upon the current, or in the case of the retirees, previous, employment location.  Certain grandfathered and union employees are covered under a benefit formula based on years of service and the employee's highest compensation for a period prior to retirement, while most employees are covered under a cash balance formula with vesting after three years of service. NVE also has other postretirement plans, including a defined contribution plan which provides medical and life insurance benefits for certain retired employees.   A summary of the components of net periodic pension and other postretirement costs for the three and six months ended June 30 follows.  This summary is based on a December 31, measurement date (dollars in thousands):

NVE

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Service cost	$4,607	$4,727	$653	$617
Interest cost	10,169	10,718	2,090	2,184
Expected return on plan assets	(12,192)	(11,069)	(1,596)	(1,556)
Amortization of prior service cost	(738)	(448)	(987)	(972)
Amortization of net loss	4,155	3,777	1,083	1,085
Net periodic benefit cost	$6,001	$7,705	$1,243	$1,358

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Service cost	$9,213	$9,455	$1,306	$1,233
Interest cost	20,338	21,436	4,180	4,368
Expected return on plan assets	(24,383)	(22,138)	(3,193)	(3,111)
Amortization of prior service cost	(1,476)	(897)	(1,973)	(1,945)
Amortization of net loss	8,310	7,553	2,166	2,171
Net periodic benefit cost	$12,002	$15,409	$2,486	$2,716

The average percentage of NVE net periodic costs capitalized during 2011 and 2010 was 32.77% and 33.58% respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Service cost	$2,445	$2,392	$363	$353
Interest cost	4,880	5,023	615	619
Expected return on plan assets	(6,169)	(5,362)	(590)	(567)
Amortization of prior service cost	(470)	(433)	229	236
Amortization of net loss	1,690	1,764	302	300
Net periodic benefit cost	$2,376	$3,384	$919	$941

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Service cost	$4,891	$4,784	$727	$707
Interest cost	9,760	10,046	1,230	1,237
Expected return on plan assets	(12,339)	(10,724)	(1,180)	(1,135)
Amortization of prior service cost	(939)	(866)	458	473
Amortization of net loss	3,379	3,528	604	599
Net periodic benefit cost	$4,752	$6,768	$1,839	$1,881

The average percentage of NPC net periodic costs capitalized during 2011 and 2010 was 37.32% and 35.71% respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Service cost	$1,840	$2,004	$271	$245
Interest cost	5,013	5,389	1,457	1,547
Expected return on plan assets	(5,741)	(5,431)	(976)	(961)
Amortization of prior service cost	(277)	(26)	(1,219)	(1,213)
Amortization of net loss	2,412	1,969	773	777
Net periodic benefit cost	$3,247	$3,905	$306	$395

	Pension Benefits		Other Postretirement Benefits
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Service cost	$3,680	$4,008	$543	$489
Interest cost	10,025	10,779	2,915	3,094
Expected return on plan assets	(11,482)	(10,862)	(1,952)	(1,922)
Amortization of prior service cost	(554)	(52)	(2,439)	(2,426)
Amortization of net loss	4,824	3,938	1,546	1,554
Net periodic benefit cost	$6,493	$7,811	$613	$789

The average percentage of SPPC net periodic costs capitalized during 2011 and 2010 was 30.22% and 34.55% respectively.

During the six months ended June 30, 2011, SPPC did not make any contributions to the pension or other postretirement benefits plans.  At the present time, it is not anticipated that additional funding will be required for either plan in 2011 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006.  However, NVE and the Utilities have included in their 2011 assumptions funding levels similar to the 2010 funding.  The amounts to be contributed in 2011 may change subject to market conditions.

NOTE 8.                       COMMITMENTS AND CONTINGENCIES

Environmental

   NPC and SPPC

     Regional Haze Rule Update

On June 22, 2011, the EPA filed notice in the Federal Register proposing to approve a revision to the Nevada State Implementation Plan (SIP) to implement the Regional Haze program, also known as the Best Available Retrofit Technology (BART) rule, for the first planning period extending through July 31, 2018.  Public comments on the proposed revision are due by the third quarter of 2011.

The generating units subject to the BART rule are:  Reid Gardner units 1, 2 and 3 at NPC; and Tracy units 1, 2 and 3 and Fort Churchill units 1 and 2 at SPPC.

The Nevada BART rule will require a reduction in the nitrogen dioxide (NOx) emission rates for all affected units and specifies further reductions in sulfur dioxide (SO2) and particulate emissions from the units located at Tracy and Fort Churchill Generating Stations.   The current emission rates for SO2 and particulates at the Reid Gardner Generating Station are currently meeting the lower level BART requirements. Compliance with the new emission rules will be required by 2015 through a combination of fuel switching, installation of additional pollution controls, or retirement of individual units.  Management is currently assessing the impacts on the Utilities for these alternatives.

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

Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  NVE and the Utilities continue to comply with these environmental commitments.  As of June 30, 2011, environmental expenditures did not change materially from those disclosed in the 2010 Form 10-K.

Litigation Contingencies

   NPC and SPPC

      Peabody Western Coal Company – Royalty Claim

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

     NPC is not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station.  The DC Lawsuit consists of various claims relating to the renegotiations of coal royalty and lease agreements and alleges, among other things, that the defendants obtained a favorable coal royalty rate for the lease agreements under which Peabody mines coal for both the Navajo Generating Station and the Mohave Generating Station by improperly influencing the outcome of a federal administrative process pursuant to which the royalty rate was to be adjusted.  Initially, the DC Lawsuit sought $600 million in damages, treble damages and punitive damages of not less than $1 billion, and the ejection of defendants from all possessory interests and Navajo Tribal lands arising out of the primary coal lease.  In July 2001, the U.S. District Court dismissed all claims against Salt River.   In April 2010, the Navajo Nation amended their complaint; it no longer seeks treble damages.  Factual discovery was completed in October 2010, after which the parties engaged in settlement discussions. In April 2011, SCE indicated that it reached a settlement in the DC Lawsuit in principle. On August 1, 2011, the Navajo Nation, Peabody, Salt River and SCE executed a written settlement agreement in return for dismissal of all claims by the Navajo Nation. Salt River has asked that the Navajo Joint

Owners, including NPC, contribute towards the settlement based on its 11% percent ownership stake in the Navajo plant. NPC has agreed to pay Salt River the requested contribution, which will not have a material impact on the financial statements.  SCE has asked that the Mohave Joint Owners, including NPC, contribute towards the settlement based upon their ownership stake in the Mohave plant. NPC has not agreed to pay SCE the requested contribution. Management continues to assess to what extent it should reimburse SCE, but does not believe the impact of such assessment will be material to NPC at this time.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Co. and Zurich-American Insurance Company (collectively, the “Insurers”) for the Farad flume and Farad Dam.  In December 2003, SPPC sued the Insurers in the U.S. District Court for the District of Nevada on a coverage dispute relating to potential rebuild costs for Farad Dam.  The case went to trial before the Court in April 2008.  On September 30, 2008, the Court ruled that SPPC was not time barred from reconstructing Farad Dam, and has coverage for the full rebuild costs, subject to coverage sub-limits set forth in the insurance policies.  The Court further ruled that SPPC is entitled to recover $4 million for costs incurred to date on Farad Dam and that SPPC shall have three years to rebuild the dam from the date of the Court’s decision.  In the event Farad Dam is not rebuilt, the Court determined SPPC would be entitled to actual cash value of approximately $1.3 million.  SPPC has requested the court to reconsider the cash value to reflect rebuild costs and the Insurers opposed.   The Insurers time to file an appeal on the Court’s decision had been suspended pending the Court’s determination on the cash value reconsideration.  On July 10, 2009, the District Court declined SPPC’s request to reconsider the cash value and further ordered that the three year period to replace the dam commences as of July 10th. In early August 2009, SPPC appealed the District Court’s $1.3 million cash value determination with the Ninth Circuit. Subsequently, in August 2009, the Insurers appealed the District Court’s insurance coverage decision with the Ninth Circuit.  The Ninth Circuit heard arguments on the appeal in November 2010 and further asked that the parties consider mediation settlement proceedings. In January 2011, the parties, including TMWA, agreed to engage in mediation settlement discussions. Mediation was not successful, and the case was returned to the active docket for decision by the Ninth Circuit. On June 15, 2011, the parties filed supplemental briefs concerning the cash value determination and the replacement cost of the dam. A decision is expected in the third or fourth quarter of 2011.

Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

Other Commitments

   NPC and SPPC

      ON Line TUA

During the second quarter of 2011, NVE began to construct Phase 1 of ON Line, which is a joint project between the Utilities and GBT-South.  Construction of Phase 1 consists of the initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen Generating Station on the NPC system by late 2012.  The Utilities will own a 25% interest in Phase 1 and have entered into a TUA with GBT-South for its 75% interest in Phase 1.  Under the terms of the TUA, NVE’s future lease payments are adjusted for construction costs, including cost overruns; therefore, for accounting purposes NVE is treated as the owner of the construction project in accordance with Lease Accounting, The Effect of Lessee Involvement in Asset Construction of the FASC. As a result, as of June 30, 2011, NVE has capitalized construction costs associated with GBT’s 75% interest of approximately $51.5 million, or $50.1 and $1.4 million at NPC and SPPC, respectively, in CWIP with a corresponding credit to other deferred liabilities.

NOTE 9.                      EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic EPS
Numerator ($000)

Net Income	$12,888	$36,946	$15,218	$35,225

Denominator (1)
Weighted average number of common shares outstanding	235,867,068	234,995,083	235,697,687	234,927,239

Per Share Amounts

Net Income per share - basic	$0.05	$0.16	$0.06	$0.15

Diluted EPS
Numerator ($000)

Net Income	$12,888	$36,946	$15,218	$35,225

Denominator (1)
Weighted average number of shares outstanding before dilution	235,867,068	234,995,083	235,697,687	234,927,239
Stock options	42,199	29,132	37,799	28,241
Non-Employee Director stock plan	122,737	135,436	143,319	131,690
Employee stock purchase plan	2,528	3,538	3,551	4,548
Restricted Shares	124,116	66,062	112,678	60,177
Performance Shares	1,119,898	905,198	1,032,622	813,557
Diluted Weighted Average Number of Shares	237,278,546	236,134,449	237,027,656	235,965,452

Per Share Amounts

Net income per share - diluted	$0.05	$0.16	$0.06	$0.15

(1)
The denominator does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices being higher than market prices for all periods.  If the conditions for conversion were met under this plan, 572,957 and 577,357 shares would be included for the three and six months ended June 30, 2011, and 708,031 and 711,330 would be included for the three and six months ended June 30, 2010, respectively.

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

NOTE 11.                      DIVIDENDS

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date
May 3, 2011	$0.12	June 22, 2011	June 7, 2011
August 4, 2011	$0.12	September 21, 2011	September 6, 2011

On May 3, 2011, NPC and SPPC declared a dividend to NVE for $25 million and $12 million, respectively. On August 4, 2011, NPC and SPPC declared a dividend to NVE for $40 million and $10 million, respectively.

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

(3)
unfavorable or untimely rulings in rate or other cases filed or to be filed by the Utilities with the PUCN, including, but not limited to GRCs, the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, deferred natural gas costs recorded by SPPC for its gas distribution business, and energy efficiency recovery programs relating to the EEIR and EEPR;

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

(6)
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

(7)
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

(8)
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

(10)	changes in and/or implementation of FERC and NERC mandatory reliability, and other requirements for transmission system infrastructure, which could significantly affect existing and future operations;

(11)
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

(13)
depending on their needs and analysis of the existing portfolio, whether the Utilities can procure and/or obtain sufficient renewable energy sources in each compliance year to satisfy the Portfolio Standard in the State of Nevada;

(14)
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

(19)
further increases in the unfunded liability or changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension and other post retirement plans, which can affect future funding obligations, costs and pension and other post retirement plan liabilities;

(20)
the effect that any future terrorist attacks, wars, threats of war or pandemics may have on the tourism and gaming industries in Nevada, particularly in Las Vegas, as well as on the national economy in general; including the impact of acts of terrorism or vandalism that damage or disrupt information technology and systems owned by the Utilities, or third parties on which the Utilities rely;

(21)	changes in tax or accounting matters or other laws and regulations to which NVE or the Utilities are subject;

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

NOTE REGARDING STATISTICAL DATA

The statistical data used throughout this Form 10-Q, other than data relating specifically to NVE and its subsidiaries, are based upon independent industry publications, government publications, reports by market research firms or other published independent sources.   NVE and the Utilities did not commission any of these publications or reports.  These publications generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy or completeness of such information.  While NVE and the Utilities believe that each of these studies and publications is reliable, NVE and the Utilities have not independently verified such data and make no representation as to the accuracy of such information.

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations explains the general financial condition and the results of operations of NVE and its two primary subsidiaries, NPC and SPPC, collectively referred to as the “Utilities” (references to “we,” “us” and “our” refer to NVE and the Utilities collectively), and includes discussion of the following:

•	Critical Accounting Policies and Estimates:
	•	Recent Pronouncements

•	For each of NVE, NPC and SPPC:
	•	Results of Operations
	•	Analysis of Cash Flows
	•	Liquidity and Capital Resources

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

NVE recognized net income of $12.9 million and $15.2 million for the three and six months ended June 30, 2011, respectively, compared to net income of $36.9 million and $35.2 million for the three and six months ended June 30, 2010, respectively.   The decrease in net income for the three and six months ended June 30, 2011 compared to the same period in 2010 is primarily due to a decrease in gross margin, the gain on sale of Independence Lake recognized in 2010, increased depreciation expense and a decrease in AFUDC due to the addition of the Harry Allen Generating Station, which is not currently included in rates, and an adjustment for revenue recorded in 2010, as a result of the PUCN’s final decision on the EEIR rate.  Partially offsetting this decrease was the implementation of the EEIR rate, reflected in gross margin, which became effective August 1, 2010, (see Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements) and a decrease in operating expenses.

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

The Utilities’ revenues and operating income are subject to fluctuations during the year due to impacts that seasonal weather, rate changes, and customer usage patterns have on demand for electric energy and resources.  NPC is a summer peaking utility experiencing its highest retail energy sales in response to the demand for air conditioning.  SPPC’s electric system peak typically occurs in the summer, while its gas business typically peaks in the winter.  The variations in energy usage are primarily due to varying weather, customer growth and other energy usage patterns, including DSM programs and energy efficiency and conservation measures, which necessitate a continual balancing of loads and resources and purchases and sales of energy under short and long-term contracts.  As a result, the prudent management and optimization of available resources has a direct effect on the operating and financial performance of the Utilities.  Additionally, the timely recovery of purchased power and fuel costs, and other costs, and the ability to earn a fair return on investments are essential to the operating and financial performance of the Utilities.

Future Challenges

NVE and the Utilities must balance the needs of our customers and regulatory requirements while still continuing to provide value to our shareholders. Challenges arising from the need to balance these elements include:

•	Economic conditions in Nevada and its effect on various interrelated factors, which include:
	•	customer growth;
	•	customer usage;
	•	revenues;
	•	pressure on regulators to limit necessary rate increases or otherwise lessen rate impacts upon customers;
	•	load factors;
	•	future capital projects and capital requirements;
	•	managing operating and maintenance expenses within projected revenue without compromising safety, reliability and efficiency;
	•	our liquidity and ability to access capital markets;
	•	collections on accounts receivable; and

• counterparty risk.

•	Meeting the Portfolio Standard, which requires that the Utilities obtain 15% of their energy from renewable resources in 2011 and 2012, increasing to 25% by 2025.

•	Future execution of our three part strategy described below, including the impact of economic conditions, rate impacts on customers and any future legislative or regulatory requirements.

•	Full and timely rate recovery of costs.

  Economic Conditions

In NPC’s service territory, which consists primarily of Las Vegas, key economic indicators, as outlined below, show modest improvement:

•	Unemployment in Las Vegas was at 13.8% in June 2011, down from 15.3% a year ago; however, much of the decline is a result of workers exiting the labor force;
•	In southern Nevada, construction activity, another leading indicator, has experienced a decrease in the number of commercial permits while residential permits have remained relatively unchanged;
•	Construction employment has decreased 15.8% as of May 2011, compared to May 2010;
•	As of April 2011, taxable sales have decreased 0.9% from a year ago;
•	As of May 2011, gaming revenues have increased 19.4% from a year ago;
•	As of May 2011, visitor volume increased 2.9% from a year ago; and
•	As of May 2011, the hotel/motel occupancy rate in Las Vegas has increased approximately 3.6% from a year ago.

In SPPC’s service territory, which consists primarily of Washoe County, key economic indicators, as outlined below, continue to show mixed activity:

•	Unemployment in Washoe County was at 13.0% in June 2011, down from 14.1% a year ago; however, much of the decline is a result of workers exiting the labor force;
•	Construction employment increased 1.0 % as of May 2011, compared to May 2010;
•	As of April 2011, taxable sales increased 10.2% compared to a year ago; and
•	As of May 2011, gaming revenues decreased 6.6% compared to a year ago.

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

Three Part Strategy

The three part strategy which began in 2007 to manage resources against our load includes (1) encouraging energy efficiency and conservation programs, (2) the purchase and development of renewable energy projects, and (3) construction of generating facilities in an effort to reduce our reliance on purchased power and expansion of transmission capability.

      Energy Efficiency and Conservation Programs

As stated above, the Portfolio Standard allows energy efficiency measures from qualified conservation programs to meet up to 25% of the Portfolio Standard.  As such, NVE remains committed to investing in such programs that qualify toward the Portfolio Standard, reduce our peak load, especially during peak periods, and are cost-effective.  NVE’s current 2011 budget includes approximately $67.5 million for energy efficiency and conservation programs.  Furthermore, the Utilities will continue with the implementation of NV Energize which will provide NVE with the Smart Grid infrastructure necessary to: (1) enable the achievement of metering and customer service operating savings; (2) enable the expansion of demand response and energy efficiency benefits; and (3) provide customers better information to help manage their energy usage.

       Purchase and Development of Renewable Energy Resources

 NVE faces a significant challenge as it strives to balance the need to meet the Portfolio Standard, with the changes in load forecast and the uncertainty of renewable energy project development, either for financial or resource related reasons.  However, NVE remains committed to renewable energy and continues to seek cost effective opportunities that will benefit our state, customers and environment.  Depending on its needs and analysis of the existing portfolio, NPC may elect to issue requests for proposals for renewable energy contracts, explore opportunities to either jointly construct or pursue the development of projects using wind, geothermal and solar, or undertake additional short-term purchases.

       Construction of Generating and Transmission Facilities and Optimizing the Operation of Current Generation Assets

During the second quarter of 2011 NPC completed construction of the 500 MW (nominally rated) natural gas generating station at the existing Harry Allen Generating Station.

In February 2011, NVE and the Utilities achieved Financial Close under a TUA with GBT-South, formerly entered into with GBT, to jointly construct and own ON Line, a 500 Kv transmission line.  Construction of ON Line began in April 2011 and completion is expected in late 2012.  Upon completion, the ON Line will connect NVE’s southern and northern service territories and, pending certain state and federal regulatory approvals, will provide the ability to jointly dispatch energy throughout the state and provide access to renewable energy resources in parts of northern and eastern Nevada, which will enhance NVE’s ability to meet its Portfolio Standard, discussed above, and lower costs to our customers.  In addition, NVE intends to file a merger application of the two Utilities with the PUCN by the end of 2011.

ON Line is Phase 1 of a Joint Project between the Utilities and GBT-South.  The Joint Project consists of two phases.  In Phase 1 of the Joint Project, the parties would complete construction of an initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen Generating Station on the NPC system by late 2012.  Under the Joint Project, the Utilities will own a 25% interest in Phase 1 and have entered into a TUA with GBT-South for its 75% interest in Phase 1. The Utilities 25% interest in Phase 1 of the Joint Project, which approximates $127 million, will be allocated 95% and 5% to NPC and SPPC, respectively.  The Utilities will have rights to 100% of the capacity of Phase 1, which is estimated to be approximately 600 MW.  If GBT elects to construct Phase 2, it would construct two additional transmission segments at either end of ON Line: one extending from Robinson Summit north to Midpoint, Idaho, and the other commencing at the Harry Allen Generating Station and interconnecting south to the Eldorado substation.  GBT would pay for and own 100% of Phase 2 facilities.  However, NPC and SPPC would have rights to additional transmission capacity from Midpoint to Eldorado (for a total of approximately 760 MW based on a rating of 2,000 MW for the complete path).

In 2011, NVE anticipates it will have sufficient resources to meet its forecasted load requirements.  However, resource adequacy could be affected by a number of factors, including the unplanned retirement of aging generating stations, the timing of commercial operation of renewable energy projects and associated PPA’s, customer behavior with respect to DSM programs, and environmental regulations which may limit our ability to operate certain generating units.  With consideration to these unpredictable factors, the current portfolio of generating assets and power contracts provides the Utilities the ability to provide a reliable level of energy supply.  NVE’s management continuously optimizes the Utilities’ energy portfolio in order to meet load obligations in a cost effective and reliable manner.

 Full and Timely Rate Recovery of Costs

The Utilities are required to file rate cases every three years to adjust general rates in order to recover their cost of service and return on investment.  The frequency of these filings is designed to more closely align earned returns with those allowed by regulators.  In addition, the Utilities are required to file a triennial IRP which is a comprehensive plan that considers customer energy requirements and proposes the resources to meet that requirement.  Historically, resource additions approved by the PUCN in the resource planning process are deemed prudent for ratemaking purposes.  Between IRP filings, the Utilities may seek PUCN approval for modifications to their resource plans and for power purchases.  The Utilities remain focused on communicating with regulators the necessity of investments to better serve our customers, the prudency of the costs incurred, and the importance of a reasonable return on investment for our shareholders.  NPC’s GRC was filed in June 2011, with new rates to become effective January 1, 2012.  A decision on the rate case is expected in late 2011.  One of the major elements in this GRC will be the inclusion in rate base of the new 500 MW (nominally rated) combined cycle natural gas generators at the site of the existing Harry Allen Generating Station, which was placed in service during the second quarter 2011.    NPC’s investment in this facility (including AFUDC) as of June 30, 2011 was approximately $700 million. Management cannot predict future decisions on our rate cases, but believes the regulatory process, described above, coupled with prudent management provides a reasonable basis for the recovery of our investments.

2011 Goals

Management cannot predict when economic recovery may occur in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, our primary goals will focus on meeting the challenges discussed above by:

•	Continuing to monitor economic conditions in Nevada and adjusting our business decisions accordingly;
•	Building a sustainable foundation for future requirements by:
	•	Continuing to meet system deployment milestones in order to achieve NV Energize project completion by 2012;
	•	Continued investment in energy efficiency and conservation programs;
	•	The purchase and development of cost effective renewable energy projects;
	•	Construction of ON Line;
	•	Optimizing generating assets; and
•	Full and timely rate recovery of costs, in particular, NPC’s GRC filed in June 2011.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $16.7 million and $19.3 million of interest costs for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, NPC had paid $25 million in dividends to NVE and SPPC had paid $104 million in dividends to NVE.

On August 4, 2011, NPC and SPPC declared dividends to NVE of $40 million and $10 million, respectively.

Other Subsidiaries

Other Subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

NVE’s cash flows decreased during the six months ended June 30, 2011, compared to the same period in 2010, due to a decrease in cash from operating and financing activities, offset partially by a reduction in cash used by investing activities.

Cash From Operating Activities. The decrease in cash from operating activities was primarily due to an overall decrease in rates resulting from quarterly BTER adjustments and negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers, as well as, a reduction in revenues from California customers due to the sale of the California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements.  Also contributing to this decrease was an increase in coal inventory for the Valmy Generating Station, increased incentive compensation payments for 2010 operating results, refunds of customer deposits and an increase in conservation programs and solar rebates.  These decreases were partially offset by an increase in cash resulting from NPC’s deferred rate increase beginning in October 2010, recovery of deferred conservation program costs and funding of retirement plans.

Cash Used By Investing Activities. The decrease in cash used by investing activities was primarily due to the receipt of proceeds from the sale of California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, the decrease in construction activity related to the Harry Allen Generating Station which was placed in service in May 2011 and a decrease in general construction for infrastructure.

Cash Used By Financing Activities. Cash from financing activities decreased primarily due to a reduction in draws on the Utilities’ revolving credit facilities, the payment of NPC’s $350 million aggregate principal amount of 8.25% General and Refunding Mortgage Notes, which were partially paid by proceeds from the issuance of the NPC’s $250 million 5.45% General and Refunding Mortgage Notes and a draw on the credit facility.  Also contributing to the decrease was the settlement payment of the interest rate swap agreement as discussed in Note 4, Long Term Debt of the Condensed Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES (NVE CONSOLIDATED)

Overall Liquidity

NVE’s consolidated operating cash flows are primarily derived from the operations of NPC and SPPC.  The primary source of operating cash flows for the Utilities is revenues (including the recovery of previously deferred energy costs and natural gas costs) from sales of electricity and, in the case of SPPC, natural gas.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and interest.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcomes, and economic conditions.  Available liquidity as of June 30, 2011 was as follows (in millions):

Available Liquidity as of June 30, 2011 (in millions)
	NVE	NPC	SPPC
Cash and Cash Equivalents	$5.2	$26.3	$76.1
Balance available on Revolving Credit Facilities (1)	N/A	445.6	237.5
Less reduction for hedging transactions (2)	-	(4.5)	(0.9)
	$5.2	$467.4	$312.7

(1)
As of August 3, 2011, NPC and SPPC had approximately $452.6 million and $236.7 million available under their revolving credit facilities, which includes reductions in availability for hedging transactions and letters of credits,  as discussed further under NPC’s and SPPC’s Financing Transactions.

(2)	Reduction for hedging transactions reflects balances as of May 31, 2011.

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

NVE and the Utilities have no significant debt maturities remaining in 2011; however, NPC’s $130 million 6.50% General and Refunding Mortgage Notes, Series I, will mature on April 15, 2012.  In addition, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2012.

NVE and the Utilities anticipate that they will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds and the use of their revolving credit facilities.    Furthermore, in order to fund long-term capital requirements and maturing debt obligations, NVE and the Utilities will use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and, in the case of the Utilities, capital contributions from NVE.  However, if energy costs rise at a rapid rate and the Utilities do not recover the cost of fuel, purchased power and operating costs in a timely manner or the Utilities were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to the Utilities could be significantly less.  In order to maintain sufficient liquidity, NVE and the Utilities may be required to delay capital expenditures (discussed in the 2010 Form 10-K), re-finance debt or issue equity at NVE.

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

As of August 5, 2011, NVE has approximately $16.3 million payable of debt service obligations remaining for 2011, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries, below).  On January 4, 2011, NVE contributed $54 million in capital to NPC.  On August 4, 2011, NPC and SPPC declared dividends payable to NVE of $40 million and $10 million, respectively.

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the six months ended June 30, 2011, there were no material changes to contractual obligations as set forth in NVE’s 2010 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence, liens and dividends, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four quarter period on a pro forma basis is at least 2 to 1.  Under this covenant restriction, as of June 30, 2011, NVE (consolidated) would be allowed to incur up to $2.0 billion of additional indebtedness, assuming an interest rate of 7%.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.

Notwithstanding this restriction, under the terms of the debt, NPC and SPPC would still be permitted to incur a combined total of up to $750 million in indebtedness and letters of credit under their respective revolving credit facilities.  As of June 30, 2011, the combined total outstanding indebtedness and letters of credit under their respective revolving credit facilities was approximately $167 million.  See NPC’s and SPPC’s Ability to Issue Debt sections for further discussion of the Utilities’ limitations on ability to issue debt.

If the applicable series of NVE debt is upgraded to investment grade by both Moody’s and S&P, these restrictions will be suspended and will no longer be in effect so long as the applicable series of NVE Notes remain investment grade rated by both Moody’s and S&P (see Credit Ratings below).

   Effect of Holding Company Structure

As of June 30, 2011, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: $191.5 million of its unsecured 6.75% Senior Notes due 2017; and $315 million of its unsecured 6.25% Senior Notes due 2020.

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

As of June 30, 2011, NVE, NPC, SPPC and their subsidiaries had approximately $5.3 billion of debt and other obligations outstanding, consisting of approximately $3.6 billion of debt at NPC, approximately $1.2 billion of debt at SPPC and approximately $507 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

Certain NVE debt agreements contain covenants that limit the amount of restricted payments, including dividends that may be made by NVE.  However, because permitted payments under these covenant calculations exceed retained earnings, NVE’s retained earnings were effectively free from any dividend restrictions as of June 30, 2011.

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

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s: Fitch, Moody’s and S&P.   On March 11, 2011, S&P upgraded NVE’s senior unsecured debt to BB+.  On May 10, 2011, Moody’s upgraded NVE’s senior unsecured debt to Ba2.  As of June 30, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NVE	Sr. Unsecured Debt	BB	Ba2	BB+
NPC	Sr. Secured Debt	BBB*	Baa2*	BBB*
SPPC	Sr. Secured Debt	BBB*	Baa2*	BBB*
                       *Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade of NPC and SPPC, may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2011 for all suppliers continuing to provide power under a WSPP agreement would approximate a $49.8 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of June 30, 2011, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.7 million.  Of this amount, approximately $23.0 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

The Utilities enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s and SPPC’s Financing Transactions, the Utilities shall reduce their availability under the Utilities’ revolving credit facilities for net negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  The calculation of NPC’s and SPPC’s negative mark-to-market exposure as of May 31, 2011 was approximately $4.5 million and $0.9 million, respectively, which amount was in effect for borrowings during the month of June 2011. Currently, the Utilities only have hedging transactions with counterparties who are also lenders on the revolving credit facilities; however, future transactions executed with non-lenders may require the Utilities to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, the Utilities suspended their hedging program, and as such, expect their exposure to negative mark-to-market hedging transactions to continue to decline.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $16.1 million during the three months ended June 30, 2011, compared to net income of approximately $29.8 million for the same period in 2010.  During the six months ended June 30, 2011, NPC recognized net income of approximately $7.0 million compared to a net income of approximately $17.5 million for the same period in 2010.

During the six months ended June 30, 2011, NPC paid $25 million in dividends to NVE, and on August 4, 2011, NPC declared a dividend to NVE of approximately $40 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Operating Revenues:	$473,898	$539,395	-12.1%	$863,966	$965,194	-10.5%

Energy Costs:
Fuel for power generation	114,744	132,067	-13.1%	215,814	288,182	-25.1%
Purchased power	122,408	124,740	-1.9%	217,974	195,967	11.2%
Deferred energy	2,350	39,960	-94.1%	9,080	59,423	-84.7%
	$239,502	$296,767	-19.3%	$442,868	$543,572	-18.5%

Gross Margin	$234,396	$242,628	-3.4%	$421,098	$421,622	-0.1%

Gross margin decreased for both the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to a decrease in residential and commercial usage primarily due to milder weather.  Partially offsetting this decrease was the implementation of the EEIR rate, which became effective August 1, 2010 (see Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements) and a slight increase in growth for residential and commercial classes.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Operating Revenues:
Residential	$212,580	$241,768	-12.1%	$397,553	$437,934	-9.2%
Commercial	100,455	113,504	-11.5%	186,312	207,522	-10.2%
Industrial	145,420	168,186	-13.5%	248,895	287,367	-13.4%
Retail revenues	458,455	523,458	-12.4%	832,760	932,823	-10.7%
Other	15,443	15,937	-3.1%	31,206	32,371	-3.6%
Total Operating Revenues	$473,898	$539,395	-12.1%	$863,966	$965,194	-10.5%

Retail sales in thousands of MWhs	4,881	4,960	-1.6%	9,021	9,047	-0.3%

Average retail revenue per MWh	$93.93	$105.54	-11.0%	$92.31	$103.11	-10.5%

NPC’s retail revenues decreased for the three and six months ended June 30, 2011, as compared to the same period in 2010 primarily due to decreased energy rates from NPC’s various BTER quarterly updates, the annual deferred energy case effective October 1, 2010 and the expiration of the Western Energy Crisis Amortization rate on May 1, 2010 (See Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2010 Form 10-K). Residential retail revenues decreased further due to decreases in customer usage resulting from lower temperatures in June 2011. These decreases were partially offset by EEIR revenue, effective August 1, 2010 (See Note 3, Regulatory Actions, of the Condensed Notes to the Financial Statements and in the 2010 Form 10-K). For the three and six months ended June 30, 2011, the average number of residential and commercial customers increased by 1.1% and 0.4%, respectively.  For the three months and six months ended June 30, 2011, industrial customers decreased by 1.0%, and 1.1%, respectively compared to the same period in the prior year.

Electric Operating Revenues – Other decreased for the three and six months ended June 30, 2011, compared to the same period in 2010 primarily due to decreased rates.

Energy Costs

Energy Costs include fuel for generation and purchased power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	Weather
•	Generation efficiency
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases; and
•	Volatility of commodity prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Energy Costs
Fuel for power generation	$114,744	$132,067	-13.1%	$215,814	$288,182	-25.1%
Purchased power	122,408	124,740	-1.9%	217,974	195,967	11.2%
Energy Costs	$237,152	$256,807	-7.7%	$433,788	$484,149	-10.4%

MWhs
MWhs Generated (in thousands)	3,487	3,699	-5.7%	6,260	7,130	-12.2%
Purchased Power (in thousands)	1,718	1,550	10.8%	3,301	2,407	37.1%
Total MWhs	5,205	5,249	-0.8%	9,561	9,537	0.3%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$32.91	$35.70	-7.8%	$34.48	$40.42	-14.7%
Average cost per MWh of Purchased Power	$71.25	$80.48	-11.5%	$66.03	$81.42	-18.9%
Average total cost per MWh	$45.56	$48.92	-6.9%	$45.37	$50.77	-10.6%

Energy Costs decreased for the three and six months ended June 30, 2011, compared to the same period in 2010 primarily due to a decrease in hedging costs. Volume for the three and six months ended June 30, 2011 remained stable due to cooler weather. The average cost per MWh for energy costs decreased primarily due to decreased hedging costs and lower natural gas prices.

•
Fuel for power generation costs decreased for the three and six months ended June 30, 2011 primarily due to a decrease in hedging costs and a decrease in volume. Volume decreased for the three and six months ended June 30, 2011 primarily due to outages within the generation fleet.  The average price per MWh decreased for the three and six months primarily due to a decrease in hedging costs and for the six months period a decrease in natural gas costs. In May 2011, the expansion at the Harry Allen Generating station became commercially operable.  As a result, in future periods, NPC expects that generated MWhs will increase.

•
Purchased power costs decreased for the three months ended June 30, 2011 primarily due to a decrease in hedging costs related to tolling and a decrease in the cost of purchased power partially offset by a decrease in pricing for off system sales.  For the six months ended June 30, 2011 purchased power costs increased primarily due to an increase in volume.  For the three months ended and the six months ended June 30, 20111 the average cost per MWh decreased primarily due to a decrease in the cost of purchased power, including renewable energy, partially offset by a decrease in pricing for off system sales and hedging costs related to tolling contracts.  Volume for the three and six months ended June 30, 2011 increased primarily due to planned outages within the generation fleet.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Deferred energy	$2,350	$39,960	-94.1%	$9,080	$59,423	-84.7%

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

Amounts for the three months ended June 30, 2011 and 2010 include amortization of deferred energy of $(21) million and $7.2 million, respectively; and an over-collection of amounts recoverable in rates of $23.4 million and $32.8 million, respectively.  Amounts for the six months ended June 30, 2011 and 2010 include amortization of deferred energy of $(38.9) million and $15.3 million, respectively; and an over-collection of amounts recoverable in rates of $48 million and $44.1 million, respectively.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Other operating expenses	$61,935	$63,292	-2.1%	$127,036	$130,011	-2.3%
Maintenance	$19,325	$18,219	6.1%	$41,662	$35,238	18.2%
Depreciation and amortization	$61,913	$57,654	7.4%	$119,586	$112,755	6.1%

Other operating expense decreased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to higher capitalization of administrative and general costs for the Harry Allen Generating Station, lower overall generation expenses, insurance premiums and employee pension and benefit expense, partially offset by an increase to bad debt expense primarily due to an adjustment in 2010 which lowered bad debt expense, higher stock compensation costs and legal and consultant fees.

Maintenance expense increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to planned maintenance outages that occurred in 2011 at the Reid Gardner, Clark, and Navajo Generating Stations.  This increase was partially offset by a planned major outage at the Silverhawk Generating Station and maintenance at the Higgins and Lenzie Generating Stations in 2010.

Depreciation and amortization increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to general increases in plant-in-service, including the addition of the expansion at the Harry Allen Generating Station, EWAM projects, and transmission and distribution infrastructure.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Interest expense (net of AFUDC-debt: $2,330, $5,444, $8,120 and $9,976)	$55,736	$53,996	3.2%	$107,769	$107,352	0.4%

Interest expense increased for the three and six months ended June 30, 2011 compared to the same period in 2010 primarily due to increased interest expense related to the issuance of $250 million, Series X, General and Refunding Mortgage Notes in September 2010 and the issuance of $250 million, Series Y, General and Refunding Mortgage Notes in May 2011 and a decrease in AFUDC due to the completion of various construction projects, including the expansion at the Harry Allen Generating Station and EWAM projects. The increase was partially offset by the maturity of Series A General and Refunding Mortgage Notes in June 2011, partial redemptions of Series 1995 A, B, C, and D in October 2010 and lower credit facility balances in 2011.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Interest income (expense) on regulatory items	$(1,982)	$(777)	155.1%	$(3,433)	$(808)	324.9%
AFUDC-equity	$2,855	$6,398	-55.4%	$9,953	$11,760	-15.4%
Other income	$2,676	$2,659	0.6%	$6,308	$5,242	20.3%
Other expense	$(5,179)	$(5,172)	0.1%	$(7,911)	$(6,304)	25.5%

The change in interest income (expense) on regulatory items for the three and six months ended June 30, 2011, compared to the same period in 2010, is primarily due to higher over-collected deferred energy balances in 2011.  See Note 3, Regulatory Actions, for further details of deferred energy balances.

AFUDC-equity decreased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to the completion of various construction projects, including the expansion at the Harry Allen Generating Station and EWAM projects.

Other income for the three months ended June 30, 2011 is comparable to the same period in 2010.

Other income increased for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to carrying charges for energy conservation programs, interest on the EEIR balance, and gains on investments.

Other expense for the three months ended June 30, 2011 is comparable to the same period in 2010.

Other expense increased for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to the adjustment, upon final order from the PUCN in the second quarter of 2011, for EEIR revenue recorded in 2010 and increased donations, partially offset by an adjustment for excess power purchases in 2010, and losses on investments in 2010.

ANALYSIS OF CASH FLOWS

NPC’s cash flows decreased during the six months ended June 30, 2011, compared to the same period in 2010, due to a decrease in cash from operating and financing activities, offset partially by a reduction in cash used by investing activities.

Cash From Operating Activities. The decrease in cash from operating activities was primarily due to an overall decrease in rates resulting from quarterly BTER adjustments and negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers, increased incentive compensation payments for 2010 operating results, refunds of customer deposits and an increase in conservation programs and solar rebates.  These decreases were partially offset by an increase in cash resulting from NPC’s deferred rate increase beginning in October, the recovery of deferred conservation program costs, timing of vendor payments and a decrease in funding of retirement plans.

Cash Used By Investing Activities. The decrease in cash used by investing activities was primarily due to the decrease in construction activity related to the Harry Allen Generating Station which was placed in service in May 2011.

Cash From Financing Activities. Cash from financing activities decreased primarily due to a reduction in draws on NPC’s revolving credit facility, the payment of NPC’s $350 million aggregate principal amount of 8.25% General and Refunding Mortgage Notes, which were partially paid by proceeds from the issuance of the NPC’s $250 million 5.45% General and Refunding Mortgage Notes and a draw on the credit facility.  Also contributing to the decrease was the settlement payment of the interest rate swap agreement as discussed in Note 4, Long Term Debt of the Condensed Notes to Financial Statements.  The decrease was partially offset by a capital contribution from NVE and a reduction in dividends paid to NVE.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

NPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on NPC’s outstanding indebtedness.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome, and economic conditions.  Available liquidity as of June 30, 2011 was as follows (in millions):

Available Liquidity as of June 30, 2011
NPC
Cash and Cash Equivalents	$26.3
Balance available on Revolving Credit Facility (1)	445.6
Less reduction for hedging transactions (2)	(4.5)
$467.4

(1)
As of August 3, 2011, NPC had approximately $452.6 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging transactions reflects balances as of May 31, 2011.

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

NPC has no significant debt maturities remaining in 2011; however, NPC’s $130 million 6.50% General and Refunding Mortgage Notes, Series I, will mature on April 15, 2012.  In addition, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2012.  As of August 3, 2011, NPC has $130 million in borrowings on its revolving credit facility, not including letters of credit.

NPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements and maturing debt obligations, NPC will use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.  However, if energy costs rise at a rapid rate and NPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to NPC could be significantly less.  In order to maintain sufficient liquidity, NPC may be required to further delay capital expenditures (discussed in the 2010 Form 10-K), re-finance debt or obtain funding through an equity or debt issuance by NVE.

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

During the six months ended June 30, 2011, there were no material changes to contractual obligations as set forth in NPC’s 2010 Form 10-K.

Financing Transactions

   5.45% General and Refunding Mortgage Notes, Series Y

On May 12, 2011, NPC issued and sold $250 million of its 5.45% General and Refunding Mortgage Notes, Series Y, due May 15, 2041.  The approximately $248 million in net proceeds, plus a portion of the proceeds from a draw on NPC’s revolving credit facility, were utilized to repay at maturity NPC’s $350 million aggregate principal amount of 8.25%  General and Refunding Mortgage Notes, Series A, which matured on June 1, 2011.   In conjunction with this debt issuance, NPC entered into an interest rate swap hedging agreement with a notional principal amount of $250 million and a mandatory termination date of June 1, 2011.  The interest rate swap agreement was entered into to effectively lock the interest rate of the U.S. Treasury component of the prospective General and Refunding Note issuance.  The swap transaction was settled on May 9, 2011, when NPC launched and priced the Series Y Notes, resulting in a settlement payment amount of $14.9 million, which was recorded as a regulatory asset and will be amortized over the 30 year life of the Series Y Notes, in accordance with past accounting precedent for our regulated Utilities.

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of June 30, 2011, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $725 million in long-term debt, in addition to the use of its existing credit facility.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of June 30, 2011, NPC has financing authority from the PUCN for the period ending December 31, 2013, consisting of authority (1) to issue additional long-term debt securities of up to $725 million; (2) to refinance up to approximately $322.5 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion;

b.
Financial covenants within NPC’s financing agreements – Under its $600 million revolving credit facility, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on June 30, 2011 financial statements, NPC was in compliance with this covenant and could incur up to $2.3 billion of additional indebtedness;

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

The Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of June 30, 2011, $4.0 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $1.4 billion of additional General and Refunding Mortgage Securities as of June 30, 2011.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under its credit facility, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.  On May 10, 2011, Moody’s upgraded NPC’s senior secured debt to Baa2.  As of June 30, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NPC	Sr. Secured Debt	BBB*	Baa2*	BBB*
*Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2011 for all suppliers continuing to provide power under a WSPP agreement would approximate a $49.8 million payment or obligation to NPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

Gas transmission service is secured under FERC Tariffs or custom agreements.  These service contracts and Tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved Tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of June 30, 2011, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $30.7 million.  Of this amount, approximately $23.0 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $7.7 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under NPC’s Financing Transactions, the availability under NPC’s revolving credit facility is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of NPC’s negative mark-to-market exposure as of May 31, 2011 was approximately $4.5 million, which amount was in effect for borrowings during the month of June 2011.  Currently, NPC only has hedging transactions with counterparties who are also lenders on the revolving credit facility; however, future transactions executed with non-lenders may require NPC to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, NPC suspended its hedging program, and as such, expects its exposure to negative mark-to-market positions to continue to decline.

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

SIERRA PACIFIC POWER COMPANY

RESULTS OF OPERATIONS

SPPC recognized net income of $3.5 million for the three months ended June 30, 2011, compared to net income of $11.3 million for the same period in 2010.  During the six months ended June 30, 2011, SPPC recognized net income of approximately $20.1 million compared to $28.4 million for the same period in 2010.

During the six months ended June 30, 2011, SPPC paid $104 million in dividends to NVE.  On August 4, 2011, SPPC declared an additional dividend to NVE of approximately $10 million.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Operating Revenues:
Electric	$164,582	$202,877	-18.9%	$343,199	$411,539	-16.6%
Gas	36,448	40,405	-9.8%	108,742	120,425	-9.7%
	$201,030	$243,282	-17.4%	$451,941	$531,964	-15.0%

Energy Costs:
Fuel for power generation	$42,059	$49,595	-15.2%	$87,327	$115,099	-24.1%
Purchased power	37,900	40,581	-6.6%	77,350	76,717	0.8%
Gas purchased for resale	24,984	25,154	-0.7%	77,616	90,713	-14.4%
Deferral of energy - electric - net	(11,898)	8,725	-236.4%	(23,829)	7,225	-429.8%
Deferral of energy - gas - net	1,442	6,248	-76.9%	4,691	5,851	-19.8%
	$94,487	$130,303	-27.5%	$223,155	$295,605	-24.5%

Energy Costs by Segment:
Electric	$68,061	$98,901	-31.2%	$140,848	$199,041	-29.2%
Gas	26,426	31,402	-15.8%	82,307	96,564	-14.8%
	$94,487	$130,303	-27.5%	$223,155	$295,605	-24.5%

Gross Margin by Segment:
Electric	$96,521	$103,976	-7.2%	$202,351	$212,498	-4.8%
Gas	10,022	9,003	11.3%	26,435	23,861	10.8%
	$106,543	$112,979	-5.7%	$228,786	$236,359	-3.2%

Electric gross margin decreased for the three months ended June 30, 2011, compared to the same period in 2010, primarily due to the sale of the California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, partially offset by the related five year purchased power agreement entered into as a condition to the sale of the assets.  Further contributing to this decrease in gross margin was decreased usage among residential and commercial classes due to milder weather.

Electric gross margin decreased for the six months ended June 30, 2011, compared to the same period in 2010, primarily due to the sale of the California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, partially offset by the related five year purchased power agreement entered into as a condition to the sale of the assets.  Partially offsetting this decrease in gross margin was slight increased growth in all customer classes.

Gas gross margin increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to increased usage among residential and commercial classes as a result of colder weather.

The causes of significant changes in specific lines comprising the results of operations are provided below (dollars in thousands except for amounts per unit):

Electric Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Operating Revenues:
Residential	$50,997	$69,960	-27.1%	$115,046	$152,635	-24.6%
Commercial	62,476	81,076	-22.9%	124,561	157,499	-20.9%
Industrial	35,141	44,529	-21.1%	69,633	86,882	-19.9%
Retail Revenues	148,614	195,565	-24.0%	309,240	397,016	-22.1%
Other	15,968	7,312	118.4%	33,959	14,523	133.8%
Total Operating Revenues	$164,582	$202,877	-18.9%	$343,199	$411,539	-16.6%

Retail sales in thousands of MWhs	1,796	1,923	-6.6%	3,649	3,883	-6.0%

Average retail revenue per MWh	$82.75	$101.70	-18.6%	$84.75	$102.24	-17.1%

SPPC’s retail revenues decreased for the three and six months ended June 30, 2011 compared to the same periods in 2010, due to decreases in retail rates as a result of SPPC’s annual deferred energy case effective October 1, 2010, and various BTER quarterly updates.  (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2010 Form 10-K).  Retail revenues also decreased due to the sale of the California assets on January 1, 2011 (see Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements). These decreases were offset by a slight increase in rates due to SPPC’s 2010 GRC effective January 1, 2011.  For the three months ended June 30, 2011, excluding California customers, the average number of retail and commercial customers increased by 0.3% and 0.6%, respectively, while industrial customers decreased by 4.8%.  For the six months ended June 30, 2011, excluding California customers, the average number of retail and commercial customers increased 0.3% and 1.1%, respectively, while industrial customers remain unchanged.

Electric Operating Revenues – Other increased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the sale of energy to CalPeco, under a five year agreement, as a condition to the sale of SPPC’s California assets which occurred on January 1, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements.

Gas Operating Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Gas Operating Revenues:
Residential	$18,074	$20,382	-11.3%	$57,252	$62,745	-8.8%
Commercial	7,270	8,916	-18.5%	24,546	29,397	-16.5%
Industrial	2,584	3,505	-26.3%	7,370	9,444	-22.0%
Retail Revenues	27,928	32,803	-14.9%	89,168	101,586	-12.2%
Wholesale Revenues	7,737	7,007	10.4%	17,915	17,569	2.0%
Miscellaneous	783	595	31.6%	1,659	1,270	30.6%
Total Gas Revenues	$36,448	$40,405	-9.8%	$108,742	$120,425	-9.7%

Retail sales in thousands of Dths	2,871	2,852	0.7%	9,405	8,836	6.4%

Average retail revenue per Dth	$9.73	$11.50	-15.4%	$9.48	$11.50	-17.5%

SPPC’s retail gas revenues decreased for the three and nine months ended June 30, 2011, compared to the same periods in 2010, primarily due to decreased retail rates as a result of SPPC’s various BTER quarterly updates and 2010 Natural Gas and Propane

Deferred Rate Case effective October 1, 2010. (See Note 3, Regulatory Actions of the Notes to Financial Statements in the 2010 Form 10-K). These decreases were partially offset by increased customer usage resulting from colder 2011 temperatures and a slight BTGR increase as a result of SPPC’s 2010 GRC effective January 1, 2011. For the three months ended June 30, 2011 the average number of residential and commercial customers increased 1.0% and 0.8%, respectively, while industrial customers decreased 7.6%.  For the six months ended June 30, 2011 the average number of residential and commercial customers increased 0.7% and 0.7%, respectively, while the industrial customers decreased 4.1%.

Wholesale revenues increased for the three and six months ended June 30, 2011, compared to the same periods in 2010 primarily due to the sale of gas as a result of the optimization of pipeline capacity.

Energy Costs

Energy Costs include purchased power and fuel for generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of purchased power versus fuel for generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	Weather
•	Plant outages
•	Total system demand
•	Resource constraints
•	Transmission constraints
•	Gas transportation constraints
•	Natural gas constraints
•	Long-term contracts
•	Mandated power purchases
•	Generation efficiency; and
•	Volatility of commodity prices

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Energy Costs
Fuel for power generation	$42,059	$49,595	-15.2%	$87,327	$115,099	-24.1%
Purchased power	37,900	40,581	-6.6%	77,350	76,717	0.8%
Total Energy Costs	$79,959	$90,176	-11.3%	$164,677	$191,816	-14.1%

MWhs
MWhs Generated (in thousands)	977	1,110	-12.0%	2,026	2,300	-11.9%
Purchased Power (in thousands)	1,104	1,007	9.6%	2,203	1,876	17.4%
Total MWhs	2,081	2,117	-1.7%	4,229	4,176	1.3%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$43.05	$44.68	-3.7%	$43.10	$50.04	-13.9%
Average cost per MWh of Purchased Power	$34.33	$40.30	-14.8%	$35.11	$40.89	-14.1%
Average total cost per MWh	$38.42	$42.60	-9.8%	$38.94	$45.93	-15.2%

Energy costs and the average cost per MWh decreased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to a decrease in costs associated with hedging activities and a decrease in natural gas prices. Total system demand remained relatively stable for the three and six months ended June 30, 2011 compared to the same period in 2010.

•
Fuel for power generation costs and average cost per MWh decreased for the three and six months ending June 30, 2011 compared to the same period in 2010, primarily due to a decrease in hedging activities and  a decrease in natural gas costs.  Fuel for generation volume decreased due to planned outages at the Valmy Generating Station.

•
Purchased power costs and average cost per MWh decreased for the three months ending June 30, 2011 compared to the same period in 2010, primarily due to a decrease in the cost of purchased power, including renewable energy.  For the six months ended June 30, 2011, purchased power costs increased primarily due to an increase in volume.  The increase was partially offset by a decrease in the cost of renewable energy.  The average cost per MWh of purchased power decreased primarily due a decrease in the cost of purchased power, including renewable energy.  Volume increased for both the three and six months ended June 30, 2011 due to planned system outages discussed above.

Gas Purchased for Resale

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Gas purchased for resale	$24,984	$25,154	-0.7%	$77,616	$90,713	-14.4%
Gas purchased for resale (in thousands of Dths)	4,688	4,596	2.0%	14,759	12,141	21.6%
Average cost per Dth	$5.33	$5.47	-2.6%	$5.26	$7.47	-29.6%

Gas purchased for resale and average cost per Dth decreased for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The decrease is primarily due to decreased hedging and natural gas costs.  Volume increased primarily due to colder weather in the first quarter and an increase in the purchase of gas in an effort to optimize pipeline capacity.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Deferral of energy - electric - net	$(11,898)	$8,725	-236.4%	$(23,829)	$7,225	-429.8%
Deferral of energy - gas - net	1,442	6,248	-76.9%	4,691	5,851	-19.8%
	$(10,456)	$14,973		$(19,138)	$13,076

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

Deferred energy – electric for the three months ended June 30, 2011 and 2010 reflect amortization of deferred energy costs of ($23.3) million and ($5.4) million, respectively; and an over-collection of amounts recoverable in rates of $11.4 million and $14.1 million, respectively.  For the six months ended June 30, 2011 and 2010, amortization of deferred energy was ($48.3) million and ($11.2) million, respectively; with an over-collection of amounts recoverable in rates of $24.5 million and $18.4 million, respectively.

Deferred energy – gas for the three months ended June 30, 2011 and 2010 reflect amortization of deferred energy of ($3.3) million, and ($1.6) million, respectively; and an over-collection of amounts recoverable in rates of $4.7 million and $7.9 million, respectively.  For the six months ended June 30, 2011 and 2010, amortization of deferred energy was ($10.7) million and ($5.1) million, respectively; with an over-collection of amounts recoverable in rates of $15.3 million and $11.0 million, respectively.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Other operating expenses	$34,687	$37,014	-6.3%	$74,903	$76,367	-1.9%
Maintenance	$12,861	$10,641	20.9%	$20,286	$19,351	4.8%
Depreciation and amortization	$27,693	$27,042	2.4%	$53,122	$52,889	0.4%

Other operating expense decreased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to lower employee pension and benefit expenses, 2010 costs related to the involuntary severance program, and lower outside consulting fees and lease expense; partially offset by regulatory amortizations and stock compensation costs.

Maintenance expense increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to a scheduled major outage at the Valmy Generating Station; partially offset by the 2010 combustion turbine maintenance at the Tracy Generating Station.

Depreciation and amortization increased for the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to regular system growth in plant-in-service.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Interest expense (net of AFUDC-debt: $505, $482, $925 and $888)	$16,774	$17,113	-2.0%	$33,720	$34,158	-1.3%

Interest expense decreased for the three and six months ended June 30, 2011 compared to the same period in 2010 primarily due to the redemption of $100 million Series H General and Refunding Mortgage Bonds in December 2010. See Note 6, Long-Term Debt, of the Notes to Financial Statements of the 2010 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change from Prior Year %	2011	2010	Change from Prior Year %

Interest income (expense) on regulatory items	$(2,080)	$(2,220)	-6.3%	$(4,391)	$(4,260)	3.1%
AFUDC-equity	$667	$740	-9.9%	$1,211	$1,331	-9.0%
Other income	$1,177	$10,142	-88.4%	$3,229	$11,897	-72.9%
Other expense	$(3,554)	$(4,401)	-19.2%	$(5,148)	$(6,270)	-17.9%

The change in interest income (expense) on regulatory items for the three months ended June 30, 2011, compared to the same period in 2010, is due to lower over-collected deferred energy balances in 2011.

The change in interest income (expense) on regulatory items for the six months ended June 30, 2011, compared to the same period in 2010, is due to higher over-collected deferred energy balances in 2011.

AFUDC-equity decreased for the three and six months ended June 30, 2011 compared to the same period in 2010, primarily due to a decrease in construction.

The decrease in other income for the three and six months ended June 30, 2011, compared to the same period in 2010, is primarily due to the gain on sale of Independence Lake in 2010, as further discussed in Note 10, Assets Held for Sale, of the Notes to Financial Statements in the 2010 Form 10-K, and a decrease in income from sub-leases.

Other expense decreased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a decrease in lease costs and donations partially offset by an adjustment, upon final order from the PUCN in the second quarter of 2011, for EEIR revenue recorded in 2010.

ANALYSIS OF CASH FLOWS

SPPC’s cash flows increased during the six months ended June 30, 2011, compared to the same period in 2010, due to an increase in cash from investing activities, offset partially by a reduction in cash from operating activities and an increase in cash used by financing activities.

Cash From Operating Activities. The decrease in cash from operating activities was primarily due to an overall decrease in rates resulting from quarterly BTER adjustments and negative DEAA rates implemented in October 2010 to refund prior period over collected balances to customers, a reduction in revenues from California customers due to the sale of the California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements, an increase in coal inventory for the Valmy Generating Station, an increase in conservation and renewable energy programs and increased incentive compensation payments for 2010 operating results.  These decreases were partially offset by the recovery of deferred conservation program costs as a result of SPPC’s 2010 GRC and a decrease in funding of retirement plans.

Cash From Investing Activities. Cash from investing activities increased due to the receipt of proceeds from the sale of California assets, as discussed in Note 10, Assets Held for Sale, of the Condensed Notes to Financial Statements.  Also contributing to the change in cash from investing activities was the decrease in general construction for infrastructure.

Cash Used By Financing Activities. The increase in cash used by financing activities is primarily due to dividends to NVE.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

SPPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on SPPC’s outstanding indebtedness.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome and economic conditions.  Available liquidity as of June 30, 2011 was as follows (in millions):

Available Liquidity as of June 30, 2011
SPPC
Cash and Cash Equivalents	$76.1
Balance available on Revolving Credit Facility (1)	237.5
Less Reduction for Hedging Transactions (2)	(0.9)
$312.7

(1)
As of August 3, 2011, SPPC had approximately $236.7 million available under its revolving credit facility which includes reductions for hedging transactions and letters of credits, as discussed below under Financing Transactions.

(2)	Reduction for hedging transactions reflects balance as of May 31, 2011.

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

SPPC has no significant debt maturities in either 2011 or 2012.  As of August 3, 2011, SPPC has no borrowings on its revolving credit facility, not including letters of credit.

SPPC anticipates that it will be able to meet short-term operating costs, such as fuel and purchased power costs, with internally generated funds and the use of its revolving credit facility.  Furthermore, in order to fund long-term capital requirements and maturing debt obligations, SPPC will use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt and/or capital contributions from NVE.  However, if energy costs rise at a rapid rate and SPPC does not recover the cost of fuel and purchased power in a timely manner, if operating costs are not recovered in a timely manner or SPPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity, SPPC may be required to further delay capital expenditures (discussed in the 2010 Form 10-K), refinance debt or obtain funding through an equity or debt issuance by NVE.

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

During the six months ended June 30, 2011, SPPC paid dividends to NVE of $104 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, improvement and maintenance of facilities.

During the six months ended June 30, 2011, there were no material changes to contractual obligations as set forth in SPPC’s 2010 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of June 30, 2011, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.
Financing authority from the PUCN - As of June 30, 2011, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long-term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million;

b.
Financial covenants within SPPC’s financing agreements – Under SPPC’s $250 million revolving credit facility, the Utility must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.  Based on June 30, 2011 financial statements, SPPC was in compliance with this covenant and could incur up to $817 million of additional indebtedness;

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

The Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of June 30, 2011, $1.5 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $728 million of additional General and Refunding Mortgage Securities as of June 30, 2011.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under its credit facility, the potential exposure of SPPC to collateral calls under various contracts, and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three NRSROs: Fitch, Moody’s and S&P.  On May 10, 2011, Moody’s upgraded SPPC’s senior secured debt to Baa2.  As of June 30, 2011, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
SPPC	Sr. Secured Debt	BBB*	Baa2*	BBB*
*Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  Under the net mark-to-market value as of June 30, 2011 for all suppliers continuing to provide power under a WSPP agreement, no amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 6, Derivatives and Hedging Activities, of the Condensed Notes to Financial Statements, for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts.  As discussed under SPPC’s Financing Transactions, the availability under SPPC’s revolving credit facility is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility.  The calculation of SPPC’s negative mark-to-market exposure as of May 30, 2011 was approximately $0.9 million, which amount was in effect for borrowings during the month of June 2011.  Currently, SPPC only has hedging transactions with counterparties who are also lenders on the revolving credit facility; however, future transactions executed with non-lenders may require SPPC to post cash collateral in the event of a credit rating downgrade.  Finally, in October 2009, SPPC suspended its hedging program, and as such, expects its exposure to negative mark-to-market positions to continue to decline.

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

ITEM 3A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2011, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands):

	2011
	Expected Maturities
								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$ -	$ -	$ -	$ -	$ -	$ 506,500	$ 506,500	$526,868
Average Interest Rate	-	-	-	-	-	6.44%	6.44%

NPC
Fixed Rate	$ -	$ 130,000	$ -	$ 125,000	$ 250,000	$ 2,755,000	$ 3,260,000	$3,690,602
Average Interest Rate	-	6.50%	-	7.38%	5.88%	6.43%	6.42%

Variable Rate	$ -	$ -	$ 140,000	$ -	$ -	$ 173,775	$ 313,775	$ 313,775
Average Interest Rate	-	-	2.45%	-	-	0 .67%	1.47%

SPPC
Fixed Rate	$ -	$ -	$ 250,000	$ -	$ -	$ 701,742	$ 951,742	$ 1,077,982
Average Interest Rate	-	-	5.45%	-	-	6.27%	6.05%

Variable Rate	$ -	$ -	$ -	$ -	$ -	$ 214,675	$ 214,675	$ 214,675
Average Interest Rate	-	-	-	-	-	0.65%	0.65%	-

TOTAL DEBT	$ -	$ 130,000	$ 390,000	$ 125,000	$ 250,000	$ 4,351,692	$ 5,246,692	$ 5,823,902

Commodity Price Risk

See the 2010 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2010.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $51.4 million as of June 30, 2011, which compares to balances of $48.9 million at March 31, 2011. The increase from March 31, 2011 is primarily due to the decrease in prices of natural gas and power during the first quarter of 2011.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

NVE’s, NPC’s and SPPC’s principal executive officer and principal financial officer, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of June 30, 2011, the registrants’ disclosure controls and procedures were effective.

(b)	Change in internal controls over financial reporting.

There were no changes in internal controls over financial reporting in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2010 Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarter ended March 31, 2011.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                      OTHER INFORMATION

    In the proxy statement that NVE provided to its stockholders in connection with its 2011 Annual Meeting of Stockholders held on May 3, 2011 (the “Annual Meeting”), NVE’s BOD recommended that the stockholders vote, on an advisory basis, in favor of an annual frequency for future non-binding advisory votes on executive compensation.  As reported in NVE’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011, at the Annual Meeting, NVE’s stockholders cast the highest number of votes in favor of an annual frequency for future non-binding advisory votes on executive compensation.

Based on these results and consistent with the previous recommendation of NVE’s BOD, the BOD determined at its meeting on August 4, 2011 that NVE will hold non-binding advisory votes on executive compensation on an annual basis until the next vote on the frequency of stockholder votes on executive compensation, which will be no later than NVE’s annual meeting of stockholders in 2017.

At a meeting held on August 4, 2011, the BOD of NVE approved an equity grant of 110,000 shares to Michael W. Yackira, President and Chief Executive Officer of NVE.  The equity grant to Mr. Yackira is in the form of restricted stock units, which shall vest four years from the effective date of the equity grant subject to Mr. Yackira's continued employment with NVE.  The effective date of the equity grant to Mr. Yackira is August 4, 2011.

ITEM 6.                      EXHIBITS

    (a)  Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc.:

10.1	Amended and Restated Articles of Incorporation of NV Energy, Inc. effective May 9, 2011.

•
Amended  and Restated NV Energy, Inc. 2004 Executive Long-Term Incentive Plan (as of January 1, 2011) filed as Exhibit 99.3 to Post-Effective Amendment No. 3 to Registration Statement on Form S-8 (File No. 333-146822).

(12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Schema

*101.CAL	XBRL Calculation Linkbase

*101.LAB	XBRL Label Linkbase

*101.PRE	XBRL Presentation Linkbase

*101.DEF	XBRL Definition Linkbase

*  XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: August 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: August 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: August 5, 2011	By:	/s/ Dilek L. Samil
Dilek L. Samil
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2011	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)