Form 10-Q
period 2012-06-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2012-08-03
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $1.00 par value of NV Energy, Inc.	235,999,750 Shares

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

NV ENERGY, INC. NEVADA POWER COMPANY SIERRA PACIFIC POWER COMPANY QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012 TABLE OF CONTENTS PART I – FINANCIAL INFORMATION

ACRONYMS AND TERMS

(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2011 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2011
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CA ISO	California Independent System Operator Corporation
California Assets	SPPC's California electric distribution and generation assets
CalPeco	California Pacific Electric Company
CDD	Cooling degree days
Clark Generating Station	550 MW nominally rated William Clark Generating Station
CWIP	Construction Work-in-Progress
dba	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DSM	Demand Side Management
Dth	Decatherm
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC, a wholly owned subsidiary of Texas Nevada Transmission, LLC
GBT-South	Great Basin Transmission South, LLC, a wholly owned subsidiary of GBT
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station, expanded in 2011 to 642 total MWs
HDD	Heating degree days
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
LIBOR	London Interbank Offered Rate
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electric Investment Company
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOL	Net Operating Loss
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$500 million Revolving Credit Facility entered into in March 2012 between NPC and Wells Fargo Bank,
N.A., as administrative agent for the lenders a party thereto
NPC Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	A smart grid infrastructure that is expected to enable the widespread use of Smart Meters that will provide customers the ability to more directly manage their energy usage
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Nevada Renewable Energy Portfolio Standard
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
Smart Meters	Advanced service delivery meters installed as part of the NV Energize project
SNWA	Southern Nevada Water Authority
SPPC	Sierra Pacific Power Company d/b/a NV Energy

SPPC Credit Agreement	$250 million Revolving Credit Facility enetered into in March 2012 between SPPC and Wells Fargo Bank,
N.A., as administrative agent for the lenders a party thereto
SPPC Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of
New York Mellon Trust Company, N.A., as Trustee
Term Loan	$195 million loan agreement entered into on October 7, 2011 between NVE and JPMorgan Chase Bank, N.A., as administrative agent for the lenders a party thereto
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
TUA	Transmission Use and Capacity Exchange Agreement with GBT-South
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

ITEM 1.                  FINANCIAL STATEMENTS

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

OPERATING REVENUES	$740,698	$674,931	$1,352,118	$1,315,914

OPERATING EXPENSES:
Fuel for power generation	112,585	156,803	229,620	303,141
Purchased power	164,092	160,308	281,208	295,324
Gas purchased for resale	9,492	24,984	41,109	77,616
Deferred energy	10,490	(8,106)	(1,249)	(10,058)
Energy efficiency program costs	24,600	-	44,025	-
Other operating expenses	103,371	97,547	206,972	203,521
Maintenance	24,650	32,186	57,176	61,948
Depreciation and amortization	96,316	89,606	187,178	172,708
Taxes other than income	14,266	14,684	28,775	30,929
Total Operating Expenses	559,862	568,012	1,074,814	1,135,129
OPERATING INCOME	180,836	106,919	277,304	180,785

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,908, $2,835, $3,503 and $9,045)	(74,564)	(80,879)	(152,495)	(158,222)
Interest income (expense) on regulatory items	(1,977)	(1,379)	(4,179)	(2,267)
AFUDC-equity	2,319	3,522	4,251	11,164
Other income	6,291	1,756	10,485	4,740
Other expense	(4,640)	(9,087)	(7,700)	(13,743)
Total Other Income (Expense)	(72,571)	(86,067)	(149,638)	(158,328)
Income Before Income Tax Expense	108,265	20,852	127,666	22,457

Income tax expense	38,826	7,964	46,054	7,239

NET INCOME	69,439	12,888	81,612	15,218

Other comprehensive income (loss):
Change in compensation retirement benefits liability and amortization
(Net of taxes $(83), $(394), $(172) and $(1,009))	154	731	309	1,873
Change in market value of risk management assets and liabilities
(Net of taxes $123, $0, $264 and $0)	(229)	-	(475)	-

OTHER COMPREHENSIVE INCOME (LOSS)	(75)	731	(166)	1,873

COMPREHENSIVE INCOME	$69,364	$13,619	$81,446	$17,091

Amount per share basic and diluted - (Note 8)
Net income per share - basic	$0.29	$0.05	$0.35	$0.06
Net income per share - diluted	$0.29	$0.05	$0.34	$0.06
Weighted Average Shares of Common Stock Outstanding - basic	235,999,750	235,867,068	235,999,750	235,697,687
Weighted Average Shares of Common Stock Outstanding - diluted	237,903,276	237,278,546	237,715,070	237,027,656
Dividends Declared Per Share of Common Stock	$0.17	$0.12	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$122,768	$145,944
Accounts receivable less allowance for uncollectible accounts:
2012 - $7,171; 2011 - $8,150	437,492	355,091
Materials, supplies and fuel, at average cost	146,454	129,663
Current income taxes receivable	-	82
Deferred income taxes	134,426	104,958
Other current assets	35,263	36,782
Total Current Assets	876,403	772,520

Utility Property:
Plant in service	12,025,938	11,923,717
Construction work-in-progress	617,591	487,427
Total	12,643,529	12,411,144
Less accumulated provision for depreciation	3,300,961	3,184,071
Total Utility Property, Net	9,342,568	9,227,073

Investments and other property, net	57,634	57,021

Deferred Charges and Other Assets:
Deferred energy (Note 3)	95,599	102,525
Regulatory assets	1,161,651	1,186,127
Regulatory asset for pension plans	209,698	215,656
Other deferred charges and assets	79,230	74,206
Total Deferred Charges and Other Assets	1,546,178	1,578,514

TOTAL ASSETS	$11,822,783	$11,635,128

	(Continued)

	NV ENERGY, INC.
	CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands, Except Share Amounts)
	(Unaudited)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011

Current Liabilities:
Current maturities of long-term debt (Note 4)	$8,054	$139,985
Accounts payable	321,962	312,990
Accrued expenses	118,020	128,144
Deferred energy (Note 3)	245,126	245,164
Other current liabilities	72,034	65,572
Total Current Liabilities	765,196	891,855

Long-term debt (Note 4)	5,130,322	5,008,931

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,367,358	1,306,510
Deferred investment tax credit	14,861	16,140
Accrued retirement benefits	97,258	92,351
Regulatory liabilities	521,731	486,259
Other deferred credits and liabilities	509,332	427,003
Total Deferred Credits and Other Liabilities	2,510,540	2,328,263

Shareholders' Equity:
Common stock, $1.00 par value; 350 million shares authorized
235,999,750 issued and outstanding for 2012 and 2011	236,000	236,000
Other paid-in capital	2,713,736	2,713,736
Retained earnings	475,089	464,277
Accumulated other comprehensive loss	(8,100)	(7,934)
Total Shareholders' Equity	3,416,725	3,406,079

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,822,783	$11,635,128

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$81,612	$15,218
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	187,178	172,708
Deferred taxes and deferred investment tax credit	34,425	7,889
AFUDC-equity	(4,251)	(11,164)
Deferred energy	6,888	3,447
Amortization of other regulatory assets	75,711	78,080
Deferred rate increase	2,474	32,239
Other, net	2,279	8,490
Changes in certain assets and liabilities:
Accounts receivable	(79,520)	(41,535)
Materials, supplies and fuel	(16,594)	(14,541)
Other current assets	1,518	4,961
Accounts payable	4,493	34,980
Accrued retirement benefits	4,907	6,755
Other current liabilities	(4,875)	(13,230)
Other deferred assets	(2,700)	(2,884)
Other regulatory assets	10,058	(61,796)
Other deferred liabilities	(10,940)	(17,098)
Net Cash from Operating Activities	292,663	202,519

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(261,559)	(310,207)
Proceeds from sale of asset	-	131,789
Customer advances for construction	(847)	(3,789)
Contributions in aid of construction	45,106	47,213
Investments and other property - net	(128)	407
Net Cash used by Investing Activities	(217,428)	(134,587)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	130,590	387,230
Retirement of long-term debt	(158,201)	(367,468)
Settlement of interest rate lock	-	(14,944)
Sale of Common Stock	-	8,384
Dividends paid	(70,800)	(56,587)
Net Cash used by Financing Activities	(98,411)	(43,385)

Net Increase (Decrease) in Cash and Cash Equivalents	(23,176)	24,547
Beginning Balance in Cash and Cash Equivalents	145,944	86,189
Ending Balance in Cash and Cash Equivalents	$122,768	$110,736

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$148,603	$156,656
Income taxes	$1	$1
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$121,785	$115,412

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
	Common	Common	Other		Other	Total
	Stock	Stock	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2010	235,322,553	$235,323	$2,705,954	$416,432	$(6,891)	$3,350,818
Net Income	-	-	-	15,218	-	15,218
Dividend Reinvestment and Employee Benefits	654,489	654	7,418	-	-	8,072
Tax benefit from stock options exercised	-	-	312	-	-	312
Change in compensation retirement benefits liability
and amortization (net of taxes $(1,009))	-	-	-	-	1,873	1,873
Dividends Declared	-	-	-	(56,587)	-	(56,587)
June 30, 2011	235,977,042	$235,977	$2,713,684	$375,063	$(5,018)	$3,319,706

December 31, 2011	235,999,750	$236,000	$2,713,736	$464,277	$(7,934)	$3,406,079
Net Income	-	-	-	81,612	-	81,612
Change in compensation retirement benefits liability
and amortization (net of taxes $(172))	-	-	-	-	309	309
Change in market value of risk management assets
and liabilities (net of taxes $264)	-	-	-	-	(475)	(475)
Dividends Declared	-	-	-	(70,800)	-	(70,800)
June 30, 2012	235,999,750	$236,000	$2,713,736	$475,089	$(8,100)	$3,416,725

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

OPERATING REVENUES	$553,143	$473,898	$948,831	$863,966

OPERATING EXPENSES:
Fuel for power generation	81,258	114,744	161,807	215,814
Purchased power	135,276	122,408	216,807	217,974
Deferred energy	5,053	2,350	7,224	9,080
Energy efficiency program costs	21,200	-	36,974	-
Other operating expenses	68,650	61,935	135,112	127,036
Maintenance	16,988	19,325	40,061	41,662
Depreciation and amortization	69,131	61,913	134,121	119,586
Taxes other than income	8,596	9,046	17,050	19,104
Total Operating Expenses	406,152	391,721	749,156	750,256
OPERATING INCOME	146,991	82,177	199,675	113,710

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,314, $2,330, $2,493 and $8,120)	(52,602)	(55,736)	(107,007)	(107,769)
Interest income (expense) on regulatory items	(1,849)	126	(3,865)	761
AFUDC-equity	1,577	2,855	2,990	9,953
Other income	5,392	568	7,101	2,114
Other expense	(2,993)	(5,179)	(4,339)	(7,911)
Total Other Expense	(50,475)	(57,366)	(105,120)	(102,852)
Income Before Income Tax Expense	96,516	24,811	94,555	10,858

Income tax expense	34,219	8,748	33,574	3,815

NET INCOME	62,297	16,063	60,981	7,043

Other comprehensive income:
Change in compensation retirement benefits liability and amortization
(Net of taxes $(38), $(108), $(70) and $(513))	64	200	127	953

COMPREHENSIVE INCOME	$62,361	$16,263	$61,108	$7,996

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$49,052	$65,887
Accounts receivable less allowance for uncollectible accounts:
2012 - $5,833; 2011 - $6,751	334,136	233,096
Materials, supplies and fuel, at average cost	76,877	72,529
Deferred income taxes	111,269	88,782
Other current assets	25,782	28,943
Total Current Assets	597,116	489,237

Utility Property:
Plant in service	8,380,532	8,345,771
Construction work-in-progress	482,282	352,541
Total	8,862,814	8,698,312
Less accumulated provision for depreciation	2,003,431	1,906,617
Total Utility Property, Net	6,859,383	6,791,695

Investments and other property, net	51,092	50,768

Deferred Charges and Other Assets:
Deferred energy (Note 3)	95,599	102,525
Regulatory assets	845,591	852,989
Regulatory asset for pension plans	105,465	108,528
Other deferred charges and assets	58,182	46,855
Total Deferred Charges and Other Assets	1,104,837	1,110,897

TOTAL ASSETS	$8,612,428	$8,442,597

(Continued)

	NEVADA POWER COMPANY
	CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands, Except Share Amounts)
	(Unaudited)

	June 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$7,927	$139,985
Accounts payable	206,962	182,183
Accounts payable, affiliated companies	39,657	28,429
Accrued expenses	81,663	89,311
Deferred energy (Note 3)	166,000	159,799
Other current liabilities	57,232	50,725
Total Current Liabilities	559,441	650,432

Long-term debt (Note 4)	3,441,672	3,319,605

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,046,235	997,921
Deferred investment tax credit	5,389	6,098
Accrued retirement benefits	12,060	9,454
Regulatory liabilities	302,222	274,951
Other deferred credits and liabilities	414,324	335,159
Total Deferred Credits and Other Liabilities	1,780,230	1,623,583

Shareholder's Equity:
Common stock, $1.00 par value; 1,000 shares authorized
issued and outstanding for 2012 and 2011	1	1
Other paid-in capital	2,308,219	2,308,219
Retained earnings	526,855	544,874
Accumulated other comprehensive loss	(3,990)	(4,117)
Total Shareholder's Equity	2,831,085	2,848,977

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,612,428	$8,442,597

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$60,981	$7,043
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	134,121	119,586
Deferred taxes and deferred investment tax credit	27,209	4,253
AFUDC-equity	(2,990)	(9,953)
Deferred energy	13,127	18,088
Amortization of other regulatory assets	36,659	38,789
Deferred rate increase	2,474	32,239
Other, net	(213)	1,474
Changes in certain assets and liabilities:
Accounts receivable	(101,041)	(62,992)
Materials, supplies and fuel	(4,167)	(153)
Other current assets	3,159	2,595
Accounts payable	41,388	47,878
Accrued retirement benefits	2,605	2,657
Other current liabilities	(3,342)	(7,412)
Other deferred assets	(1,973)	(2,405)
Other regulatory assets	24,720	(43,700)
Other deferred liabilities	(6,386)	(15,713)
Net Cash from Operating Activities	226,331	132,274

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(164,634)	(252,654)
Customer advances for construction	637	(1,660)
Contributions in aid of construction	25,383	38,229
Investments and other property - net	(144)	391
Net Cash used by Investing Activities	(138,758)	(215,694)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	132,083	387,329
Retirement of long-term debt	(157,491)	(351,713)
Settlement of interest rate lock	-	(14,944)
Additional investment by parent company	-	54,000
Dividends paid	(79,000)	(25,000)
Net Cash from (used by) Financing Activities	(104,408)	49,672

Net Increase (Decrease) in Cash and Cash Equivalents	(16,835)	(33,748)
Beginning Balance in Cash and Cash Equivalents	65,887	60,077
Ending Balance in Cash and Cash Equivalents	$49,052	$26,329

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$105,973	$110,916
Income taxes	$1	$1
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$98,358	$97,905

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
	Common	Common	Other		Other	Total
	Stock	Stock	Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2010	1,000	$1	$2,254,219	$511,288	$(3,876)	$2,761,632
Net Income	-	-	-	7,043	-	7,043
Capital contribution from parent	-	-	54,000	-	-	54,000
Change in compensation retirement benefits liability
and amortization (net of taxes $(513))	-	-	-	-	953	953
Dividends declared	-	-	-	(25,000)	-	(25,000)
June 30, 2011	1,000	$1	$2,308,219	$493,331	$(2,923)	$2,798,628

December 31, 2011	1,000	$1	$2,308,219	$544,874	$(4,117)	$2,848,977
Net Income	-	-	-	60,981	-	60,981
Change in compensation retirement benefits liability
and amortization (net of taxes $(70))	-	-	-	-	127	127
Dividends Declared	-	-	-	(79,000)	-	(79,000)
June 30, 2012	1,000	$1	$2,308,219	$526,855	$(3,990)	$2,831,085

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Electric	$168,007	$164,582	$337,813	$343,199
Gas	19,544	36,448	65,466	108,742
Total Operating Revenues	187,551	201,030	403,279	451,941

OPERATING EXPENSES:
Fuel for power generation	31,327	42,059	67,813	87,327
Purchased power	28,816	37,900	64,401	77,350
Gas purchased for resale	9,492	24,984	41,109	77,616
Deferral of energy - electric - net	4,314	(11,898)	(8,356)	(23,829)
Deferral of energy - gas - net	1,123	1,442	(117)	4,691
Energy efficiency program costs	3,400	-	7,051	-
Other operating expenses	33,654	34,687	70,086	74,903
Maintenance	7,662	12,861	17,115	20,286
Depreciation and amortization	27,185	27,693	53,057	53,122
Taxes other than income	5,625	5,599	11,488	11,623
Total Operating Expenses	152,598	175,327	323,647	383,089
OPERATING INCOME	34,953	25,703	79,632	68,852

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $594, $505, $1,010 and $925)	(15,379)	(16,774)	(32,352)	(33,720)
Interest expense on regulatory items	(128)	(1,505)	(314)	(3,028)
AFUDC-equity	742	667	1,261	1,211
Other income	599	602	2,782	1,866
Other expense	(1,276)	(3,554)	(2,611)	(5,148)
Total Other Income (Expense)	(15,442)	(20,564)	(31,234)	(38,819)
Income Before Income Tax Expense	19,511	5,139	48,398	30,033

Income tax expense	6,832	1,627	17,075	9,945

NET INCOME	12,679	3,512	31,323	20,088

Other comprehensive income:
Change in compensation retirement benefits liability and amortization
(Net of taxes $(23), $(210), $(46) and $(1,051))	43	390	85	1,951

COMPREHENSIVE INCOME	$12,722	$3,902	$31,408	$22,039

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

June 30,	December 31,
2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$45,243	$55,195
Accounts receivable less allowance for uncollectible accounts:
2012 - $1,338; 2011 - $1,399	103,119	121,863
Materials, supplies and fuel, at average cost	69,577	57,134
Intercompany income taxes receivable	10,351	10,351
Deferred income taxes	33,321	32,311
Other current assets	8,792	7,504
Total Current Assets	270,403	284,358

Utility Property:
Plant in service	3,645,406	3,577,946
Construction work-in-progress	135,309	134,886
Total	3,780,715	3,712,832
Less accumulated provision for depreciation	1,297,530	1,277,454
Total Utility Property, Net	2,483,185	2,435,378

Investments and other property, net	6,189	5,901

Deferred Charges and Other Assets:
Regulatory assets	316,060	333,138
Regulatory asset for pension plans	101,383	104,159
Other deferred charges and assets	15,271	21,074
Total Deferred Charges and Other Assets	432,714	458,371

TOTAL ASSETS	$3,192,491	$3,184,008

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	June 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$127	$-
Accounts payable	89,686	99,897
Accounts payable, affiliated companies	20,275	27,788
Accrued expenses	30,645	32,840
Deferred energy (Note 3)	79,126	85,365
Other current liabilities	14,803	14,846
Total Current Liabilities	234,662	260,736

Long-term debt (Note 4)	1,178,650	1,179,326

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	410,231	398,787
Deferred investment tax credit	9,472	10,042
Accrued retirement benefits	75,233	74,297
Regulatory liabilities	219,509	211,308
Other deferred credits and liabilities	78,784	74,970
Total Deferred Credits and Other Liabilities	793,229	769,404

Total Shareholder's Equity
Common stock, $3.75 par value; 20,000,000 shares authorized
1,000 shares issued and outstanding for 2012 and 2011	4	4
Other paid-in capital	1,111,262	1,111,262
Retained deficit	(124,017)	(135,340)
Accumulated other comprehensive loss	(1,299)	(1,384)
Total Shareholder's Equity	985,950	974,542

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,192,491	$3,184,008

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$31,323	$20,088
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	53,057	53,122
Deferred taxes and deferred investment tax credit	11,894	9,840
AFUDC-equity	(1,261)	(1,211)
Deferred energy	(6,239)	(14,641)
Amortization of other regulatory assets	38,957	39,242
Other, net	1,772	6,964
Changes in certain assets and liabilities:
Accounts receivable	21,543	21,518
Materials, supplies and fuel	(12,427)	(14,388)
Other current assets	(1,285)	4,304
Accounts payable	(27,583)	2,264
Accrued retirement benefits	936	3,796
Other current liabilities	(1,251)	(4,666)
Other deferred assets	(727)	(479)
Other regulatory assets	(14,662)	(18,096)
Other deferred liabilities	(3,173)	(2,468)
Net Cash from Operating Activities	90,874	105,189

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(96,925)	(57,553)
Proceeds from sale of asset	-	131,789
Customer advances for construction	(1,484)	(2,129)
Contributions in aid of construction	19,723	8,984
Investments and other property - net	16	16
Net Cash from (used by) Investing Activities	(78,670)	81,107

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	(1,446)	-
Retirement of long-term debt	(710)	(15,755)
Dividends paid	(20,000)	(104,000)
Net Cash used by Financing Activities	(22,156)	(119,755)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,952)	66,541
Beginning Balance in Cash and Cash Equivalents	55,195	9,552
Ending Balance in Cash and Cash Equivalents	$45,243	$76,093

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$30,000	$29,817
Significant non-cash transactions:
Accrued construction expenses as of June 30,	$23,427	$17,507
The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
	Common	Common	Other		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
December 31, 2010	1,000	$4	$1,111,262	$(135,226)	$(2,620)	$973,420
Net Income	-	-	-	20,088	-	20,088
Tax benefit from stock options exercised	-	-	312	-	-	312
Change in compensation retirement benefits liability
and amortization (net of taxes $(1,051))	-	-	-	-	1,951	1,951
Dividends Declared	-	-	-	(50,000)	-	(50,000)
June 30, 2011	1,000	$4	$1,111,574	$(165,138)	$(669)	$945,771

December 31, 2011	1,000	$4	$1,111,262	$(135,340)	$(1,384)	$974,542
Net Income	-	-	-	31,323	-	31,323
Change in compensation retirement benefits liability
and amortization (net of taxes $(46))	-	-	-	-	85	85
Dividends Declared	-	-	-	(20,000)	-	(20,000)
June 30, 2012	1,000	$4	$1,111,262	$(124,017)	$(1,299)	$985,950

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

                The results of operations and cash flows of NVE, NPC and SPPC for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Reclassifications

                Certain financial statement line items for prior periods have been reclassified to conform with current year presentation.  The reclassifications have not affected previously reported reports of operations, statements of financial position or shareholders’ equity.

Accounting Policies

      Consolidations of VIEs

To identify potential variable interests, management reviewed contracts under leases, long-term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of June 30, 2012, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

      Derivatives and Hedging Activities

NVE, NPC and SPPC apply the accounting guidance as required by the Derivatives and Hedging Topic of the FASC.  The accounting guidance for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge.  The accounting guidance for derivative instruments also provides a scope exception for commodity contracts that meet the normal purchases and normal sales criteria specified in the standard.  The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that are designated as normal purchases and normal sales are accounted for under deferred energy accounting and not recorded on the consolidated balance sheets of NVE and the Utilities at fair value. As a result of the suspension of the Utilities’ commodity hedging program, derivative transactions were immaterial for the period ended June 30, 2012.

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

Operational information of the different business segments is set forth below based on the nature of products and services offered.  NVE evaluates performance based on several factors, of which the primary financial measure is business segment gross margin.  Gross margin, which the Utilities calculate as operating revenues less energy and energy efficiency program costs, provides a measure of income available to support the other operating expenses of the Utilities.  Energy efficiency program costs are conservation costs being recovered from ratepayers through EEPR revenues which were implemented in July 2011 (See Note 3, Regulatory Actions, of the Notes to Financial Statements in 2011 Form 10-K). Costs incurred prior to the implementation of the EEPR are recovered through general rates and amortized to other operating expense. The EEPR mechanism is designed such that conservation costs are equal to revenues collected and any under/over collection is deferred as a regulatory asset/liability until rates are reset. As a result, amounts related to EEPR do not have an effect on gross margin, operating income or net income.

Operating expenses are provided by segment in order to reconcile to operating income as reported in the consolidated financial statements (dollars in thousands).

Three Months Ended
June 30, 2012	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$740,698	$4	$553,143	$187,551	$168,007	$19,544

Energy Costs:
Fuel for power generation	112,585	-	81,258	31,327	31,327	-
Purchased power	164,092	-	135,276	28,816	28,816	-
Gas purchased for resale	9,492	-	-	9,492	-	9,492
Deferred energy	10,490	-	5,053	5,437	4,314	1,123
Energy efficiency program costs	24,600	-	21,200	3,400	3,400
Total Costs	$321,259	$-	$242,787	$78,472	$67,857	$10,615

Gross Margin	$419,439	$4	$310,356	$109,079	$100,150	$8,929

Other operating expenses	103,371	1,067	68,650	33,654
Maintenance	24,650	-	16,988	7,662
Depreciation and amortization	96,316	-	69,131	27,185
Taxes other than income	14,266	45	8,596	5,625

Operating Income (Loss)	$180,836	$(1,108)	$146,991	$34,953

Six Months Ended
June 30, 2012	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,352,118	$8	$948,831	$403,279	$337,813	$65,466

Energy Costs:
Fuel for power generation	229,620	-	161,807	67,813	67,813	-
Purchased power	281,208	-	216,807	64,401	64,401	-
Gas purchased for resale	41,109	-	-	41,109	-	41,109
Deferred energy	(1,249)	-	7,224	(8,473)	(8,356)	(117)
Energy efficiency program costs	44,025	-	36,974	7,051	7,051	-
Total Costs	$594,713	$-	$422,812	$171,901	$130,909	$40,992

Gross Margin	$757,405	$8	$526,019	$231,378	$206,904	$24,474

Other operating expenses	206,972	1,774	135,112	70,086
Maintenance	57,176	-	40,061	17,115
Depreciation and amortization	187,178	-	134,121	53,057
Taxes other than income	28,775	237	17,050	11,488

Operating Income (Loss)	$277,304	$(2,003)	$199,675	$79,632

Three Months Ended
June 30, 2011	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$674,931	$3	$473,898	$201,030	$164,582	$36,448

Energy Costs:
Fuel for power generation	156,803	-	114,744	42,059	42,059	-
Purchased power	160,308	-	122,408	37,900	37,900	-
Gas purchased for resale	24,984	-		24,984	-	24,984
Deferred energy	(8,106)	-	2,350	(10,456)	(11,898)	1,442
Total Costs	$333,989	$-	$239,502	$94,487	$68,061	$26,426

Gross Margin	$340,942	$3	$234,396	$106,543	$96,521	$10,022

Other operating expenses	97,547	925	61,935	34,687
Maintenance	32,186	-	19,325	12,861
Depreciation and amortization	89,606	-	61,913	27,693
Taxes other than income	14,684	39	9,046	5,599

Operating Income (Loss)	$106,919	$(961)	$82,177	$25,703

Six Months Ended
June 30, 2011	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,315,914	$7	$863,966	$451,941	$343,199	$108,742

Energy Costs:
Fuel for power generation	303,141	-	215,814	87,327	87,327	-
Purchased power	295,324	-	217,974	77,350	77,350	-
Gas purchased for resale	77,616	-	-	77,616	-	77,616
Deferred Energy	(10,058)	-	9,080	(19,138)	(23,829)	4,691
Total Costs	$666,023	$-	$442,868	$223,155	$140,848	$82,307

Gross Margin	$649,891	$7	$421,098	$228,786	$202,351	$26,435

Other operating expenses	203,521	1,582	127,036	74,903
Maintenance	61,948	-	41,662	20,286
Depreciation and amortization	172,708	-	119,586	53,122
Taxes other than income	30,929	202	19,104	11,623

Operating Income (Loss)	$180,785	$(1,777)	$113,710	$68,852

NOTE 3.                REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of June 30, 2012 (dollars in thousands):

	June 30, 2012
	NVE Total	NPC Electric	SPPC Electric	SPPC Gas
Nevada Deferred Energy
Cumulative Deferred Balance as of December 31, 2011	$(260,079)	$(174,714)	$(56,337)	$(29,028)
2012 Amortization	148,481	85,047	45,721	17,713
2012 Deferred Energy Over Collections (1)	(148,448)	(91,253)	(38,903)	(18,292)
Nevada Deferred Energy Balance at June 30, 2012-Subtotal	$(260,046)	$(180,920)	$(49,519)	$(29,607)
Reinstatement of deferred energy (effective 6/07, 10 years)	110,519	110,519	-	-
Total Deferred Energy	$(149,527)	$(70,401)	$(49,519)	$(29,607)

Deferred Assets
Deferred energy	$95,599	$95,599	$-	$-
Current Liabilities
Deferred energy	(245,126)	(166,000)	(49,519)	(29,607)
Total Deferred Energy	$(149,527)	$(70,401)	$(49,519)	$(29,607)

(1)	These deferred energy over collections are subject to quarterly rate resets as discussed in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.

Pending Regulatory Actions

       Nevada Power Company

         NPC 2012 DEAA, TRED and REPR, Rate Filings

                In March 2012, NPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ending December 31, 2011, to reset the TRED and REPR rate elements and to retire the unamortized balance of NPC’s 2008 GRC deferred rate increase, as discussed in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.  The recoveries requested in this filing would result in an overall increase in revenue requirement of approximately $30.1 million.  Hearings are scheduled for mid-August 2012 with rates effective October 1, 2012.

          NPC 2012 EEIR, EEPR Rate Filings

Subsequent to filing NPC’s DEAA, TRED, and REPR rate filings in March 2012, the PUCN issued a final order in NPC’s Annual Demand Side Management Update Report, requiring NPC to revise all lighting-specific calculations used in the EEIR and EEPR rate applications.  As a result, the parties agreed to bifurcate the EEIR and EEPR portions of the March filing to allow NPC to amend the EEIR and EEPR rate requests using revised lighting-specific calculations and to hold a separate hearing on these components.  In July 2012, NPC filed an amended EEIR and EEPR rate request and upon final hearing and approval of the amendments by the PUCN, rates for the EEIR and EEPR components would become effective January 2013.

The March 2012 DEAA, TRED and REPR application and the July 2012 EEIR and EEPR amendment include the following (dollars in millions):

		Anticipated	Requested	Present	$ Change in
		Effective	Revenue	Revenue	Revenue
		Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
	2008 GRC Deferred Rate Increase(1)	Oct. 2012	$13.1	$-	$13.1
	REPR	Oct. 2012	28.2	8.5	19.7
	TRED	Oct. 2012	15.3	18.0	(2.7)
	EEPR Base	Jan. 2013	33.1	57.3	(24.2)
	EEPR Amortization	Jan. 2013	8.9	21.2	(12.3)
	EEIR Base	Jan. 2013	11.0	16.8	(5.8)
	EEIR Amortization	Jan. 2013	10.4	4.8	5.6
	Total Revenue Requirement		$120.0	$126.6	$(6.6)

(1)	This rate request represents revenues previously recorded as a result of NPC's 2008 GRC. As such, NPC will not record further
	revenue related to this rate request, but does expect to collect such amounts from its customers. Reference Note 3,
	Regulatory Actions, NPC 2008 GRC, of the Notes to Financial Statements in the 2011 Form 10-K.

          NPC Petition for Declaratory Order and Accounting Guidance- Telecommunication Tower Sale

In March 2012, NPC filed a petition with the PUCN to obtain a declaratory order and the accounting guidance necessary to establish a regulatory account for the gain on sale of NPC’s telecommunication towers to Global Tower Partners, LLC in August 2011 as discussed in Note 16, Assets Held for Sale, of the Notes to Financial Statements of the 2011 Form 10-K.  In July 2012, the PUCN approved a stipulation between NPC, the Bureau of Consumer Protection, and PUCN staff that provides for an allocation of $27.3 million of the approximate $32.0 million gain on sale to the ratepayers. The amortization of the gain will coincide with the rate effective date of NPC’s next GRC, which is mandated in 2015.  As such, NPC will record the remaining balance of the gain on sale in the third quarter of 2012.

       Sierra Pacific Power Company

        SPPC 2012 Electric DEAA, TRED and REPR Rate Filings

In March 2012, SPPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ending December 31, 2011 and to reset the TRED and REPR rate elements.  The recoveries requested in this filing would result in an overall decrease in revenue requirement of approximately $7.1 million.  Hearings are scheduled for mid August 2012 with rates to be effective October 1, 2012.

          SPPC 2012 EEIR, EEPR Rate Filings

Subsequent to filing SPPC’s DEAA, TRED, and REPR rate filings in March 2012, the PUCN issued a final order in SPPC’s Annual Demand Side Management Update Report, requiring SPPC to revise all lighting-specific calculations used in the EEIR and EEPR rate applications.  As a result, the parties agreed to bifurcate the EEIR and EEPR portions of the March filing to allow SPPC to amend the EEIR and EEPR rate requests using revised lighting-specific calculations and to hold a separate hearing on these components.  In July 2012, SPPC filed an amended EEIR and EEPR rate request and upon final hearing and approval of the amendments by the PUCN, rates for the EEIR and EEPR components would become effective January 2013.

  The March 2012 DEAA, TRED and REPR application and the July 2012 EEIR and EEPR amendment include the following (dollars in millions):

	Anticipated	Requested	Present	$ Change in
	Effective	Revenue	Revenue	Revenue
	Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
REPR	Oct. 2012	$34.5	$38.5	$(4.0)
TRED	Oct. 2012	6.1	9.2	(3.1)
EEPR Base	Jan. 2013	5.4	9.8	(4.4)
EEPR Amortization	Jan. 2013	1.7	4.7	(3.0)
EEIR Base	Jan. 2013	4.9	3.1	1.8
EEIR Amortization	Jan. 2013	1.9	0.5	1.4
Total Revenue Requirement		$54.5	$65.8	$(11.3)

          SPPC 2012 Nevada Gas DEAA

In March 2012, SPPC filed an application for the PUCN to review the physical gas, transportation and financial gas transactions that were recorded during the 12-month period ending December 31, 2011 and to reset the REPR.  The recoveries requested in this filing would result in an overall increase of $0.2 million.  Hearings are scheduled for mid August 2012 with rates effective October 1, 2012.

NOTE 4.                LONG-TERM DEBT

   Maturities of Long-Term Debt

As of June 30, 2012, NVE’s, NPC’s and SPPC’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NVE	NVE
	Consolidated	Holding Co.	NPC	SPPC
2012 (1)	$3,305	$-	$3,237	$68
2013	256,585	-	6,517	250,068
2014	324,153	195,000	129,142	11
2015	251,579	-	251,567	12
2016	661,682	-	211,677	450,005
Total Debt 2012-2016	1,497,304	195,000	602,140	700,164
Thereafter	3,639,214	315,000	2,857,784	466,430
Total Debt Before Unamortized Premium (Discount)	5,136,518	510,000	3,459,924	1,166,594
Unamortized Premium (Discount) Amount	1,858	-	(10,325)	12,183
Total Debt	$5,138,376	$510,000	$3,449,599	$1,178,777

(1)	Amounts may differ from current portion of long-term debt as reported on the consolidated balance sheet due to the timing difference of payments and the change in obligation.

Substantially all utility plant is subject to the liens of the NPC Indenture and the SPPC Indenture under which their respective General and Refunding Mortgage bonds are issued.

Nevada Power Company

$500 Million Revolving Credit Facility

In March 2012, NPC terminated its $600 million secured revolving credit facility (which would have expired in April 2013) and replaced it with a $500 million revolving credit facility, maturing in March 2017 and secured by NPC’s General and Refunding Mortgage Bond, Series Z, in an aggregate principal amount of $500 million (the “NPC Credit Agreement”). The administrative agent for the NPC Credit Agreement remains Wells Fargo Bank, National Association.  NPC may use the facility for general corporate purposes and for the issuance of letters of credit.

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

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that NPC did not meet the financial maintenance covenant or there is a different event of default, the NPC Credit Agreement would restrict dividends to NVE. As of June 30, 2012, NPC was in compliance with this covenant requirement.  Moreover, so long as NPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that NPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in NPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The NPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the reduction in availability under the revolving credit facility to NPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' commodity hedging program, there was no negative mark-to-market exposure for NPC as of August 1, 2012 that would impact borrowings.

Maturity of General and Refunding Mortgage Notes, Series I

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

Sierra Pacific Power Company

$250 Million Revolving Credit Facility

In March 2012, SPPC terminated its $250 million secured revolving credit facility (which would have expired in April 2013) and replaced it with a $250 million revolving credit facility, maturing in March 2017 and secured by SPPC’s General and Refunding Mortgage Bond, Series S, in an aggregate principal amount of $250 million (the “SPPC Credit Agreement”). The administrative agent for the SPPC Credit Agreement is Wells Fargo Bank, National Association.  SPPC may use the facility for general corporate purposes and for the issuance of letters of credit.

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

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that SPPC did not meet the financial maintenance covenant or there is a different event of default, the SPPC Credit Agreement would restrict dividends to NVE. As of June 30, 2012, SPPC was in compliance with this covenant requirement.  Moreover, so long as SPPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that SPPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The SPPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the reduction in availability under the revolving credit facility to SPPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' commodity hedging program, there was no negative mark-to-market exposure for SPPC as of August 1, 2012 that would impact borrowings.

NOTE 5.                FAIR VALUE OF FINANCIAL INSTRUMENTS

The June 30, 2012 carrying amount of cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximate fair value due to the short-term nature of these instruments.  As reported in Note 4, Investments in Subsidiaries & Other Property, of the Notes to Financial Statements in the 2011 Form 10-K, investments held in Rabbi Trust and cash surrender value of life insurance policies continue to be considered Level 1 and Level 2, respectively, in the fair value hierarchy.

The total fair value of NVE’s consolidated long-term debt at June 30, 2012, is estimated to be $6.0 billion based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value was estimated to be $6.0 billion as of December 31, 2011.

The total fair value of NPC’s consolidated long-term debt at June 30, 2012, is estimated to be $4.1 billion based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value was estimated to be $4.1 billion at December 31, 2011.

The total fair value of SPPC’s consolidated long-term debt at June 30, 2012, is estimated to be $1.3 billion based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value was estimated to be $1.3 billion as of December 31, 2011.

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

NVE

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$4,406	$4,607	$595	$653
Interest cost	10,228	10,169	1,905	2,090
Expected return on plan assets	(12,447)	(12,192)	(1,563)	(1,596)
Amortization of prior service cost	(724)	(738)	(987)	(987)
Amortization of net loss	3,473	4,155	731	1,083
Net periodic benefit cost	$4,936	$6,001	$681	$1,243

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$8,813	$9,213	$1,191	$1,306
Interest cost	20,456	20,338	3,810	4,180
Expected return on plan assets	(24,894)	(24,383)	(3,126)	(3,193)
Amortization of prior service cost	(1,448)	(1,476)	(1,974)	(1,973)
Amortization of net loss	6,945	8,310	1,462	2,166
Net periodic benefit cost	$9,872	$12,002	$1,363	$2,486

The average percentage of NVE net periodic costs capitalized during 2012 and 2011 was 34.6% and 32.8%, respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2,358	$2,445	$350	$363
Interest cost	4,881	4,880	602	615
Expected return on plan assets	(6,237)	(6,169)	(592)	(590)
Amortization of prior service cost	(456)	(470)	229	229
Amortization of net loss	1,363	1,690	221	302
Net periodic benefit cost	$1,909	$2,376	$810	$919

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$4,715	$4,891	$700	$727
Interest cost	9,762	9,760	1,205	1,230
Expected return on plan assets	(12,474)	(12,339)	(1,183)	(1,180)
Amortization of prior service cost	(912)	(939)	458	458
Amortization of net loss	2,726	3,379	441	604
Net periodic benefit cost	$3,817	$4,752	$1,621	$1,839

The average percentage of NPC net periodic costs capitalized during 2012 and 2011 was 36.6% and 37.3%, respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1,695	$1,840	$227	$271
Interest cost	5,043	5,013	1,283	1,457
Expected return on plan assets	(5,937)	(5,741)	(941)	(976)
Amortization of prior service cost	(277)	(277)	(1,220)	(1,219)
Amortization of net loss	2,026	2,412	504	773
Net periodic benefit cost	$2,550	$3,247	$(147)	$306

	Pension Benefits		Other Postretirement Benefits
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$3,391	$3,680	$455	$543
Interest cost	10,086	10,025	2,566	2,915
Expected return on plan assets	(11,875)	(11,482)	(1,882)	(1,952)
Amortization of prior service cost	(554)	(554)	(2,439)	(2,439)
Amortization of net loss	4,052	4,824	1,007	1,546
Net periodic benefit cost	$5,100	$6,493	$(293)	$613

The average percentage of SPPC net periodic costs capitalized during 2012 and 2011 was 34.5% and 30.2%, respectively.

During the six months ended June 30, 2012, the company made no contributions to the pension plan and made $1.5 million in contributions to the other postretirement benefits plan.  At the present time, it is not anticipated that additional funding will be required for either plan in 2012 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006.  However, NVE and the Utilities have included in their 2012 assumptions funding levels similar to the 2011 funding.  The amounts to be contributed in 2012 may change subject to market conditions.

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

      Reid Gardner Generating Station

On October 4, 2011, NPC received a request for information from the EPA-Region 9 under Section 114 of the Federal Clean Air Act requesting current and historical operations and capital project information for NPC’s Reid Gardner Generating Station located near Moapa, Nevada.  NPC operates the facility and owns Units 1-3.  Unit 4 of the facility is co-owned with the California Department of Water Resources.  The EPA’s Section 114 information request does not allege any incidents of non-compliance at the plant.  Responses were provided back to the EPA in February 2012 and NPC will continue to monitor developments relating to this Section 114 request.    At this time, NPC cannot predict the impact, if any, associated with this information request.

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

   Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  NVE and the Utilities continue to comply with these environmental commitments.  As of June 30, 2012, environmental expenditures did not change materially from those disclosed in the 2011 Form 10-K.

Litigation Contingencies

   NPC

      Peabody Western Coal Company – Royalty Claim

NPC owns an 11% interest in the Navajo Generating Station, which is located in northern Arizona and operated by Salt River. Other participants in the Navajo Generating Station are Arizona Public Service Company, Los Angeles Department of Water and Power and Tucson Electric Power Company (together with Salt River and NPC, the “Navajo Joint Owners”). NPC also owns a 14% interest in the Mohave Generating Station which is located in Laughlin, Nevada and was operated by Southern California Edison (SCE) prior to the time it became non-operational on December 31, 2005.

In June 1999, the Navajo Nation filed suit against Salt River, several Peabody Coal Company entities (collectively referred to as “Peabody”) and SCE in the U.S. District Court for the District of Columbia (the “DC Lawsuit”).  NPC was not a party to the DC Lawsuit although, as noted above, it is a participant in both the Navajo Generating Station and the Mohave Generating Station. The DC Lawsuit asserted claims relating to the renegotiation of coal royalty and lease agreements and alleged, among other things, that the defendants obtained a favorable coal royalty rate for leases under which Peabody mined coal for both the Navajo Generating Station and Mohave Generating Station by improperly influencing the outcome of a federal administrative process.  The DC Lawsuit sought $600 million in damages and punitive damages of not less than $1.0 billion.

In 2004, Peabody brought suit against the Navajo Joint Owners in state court in St. Louis, Missouri, seeking a declaration that the Navajo Joint Owners are obligated to reimburse Peabody for any royalty, tax or other obligations arising out of the DC Lawsuit.  In July 2008, the court dismissed all counts against NPC, two without prejudice to their possible refiling.

In August 2011, all claims in the DC Lawsuit were dismissed pursuant to a settlement agreement among the Navajo Nation, Peabody, Salt River and SCE.  At the request of SRP, NPC contributed an immaterial amount toward the settlement of the DC Lawsuit based on its 11% ownership stake in the Navajo Generating Station.

SCE also has asked that the Mohave Joint Owners, including NPC, contribute toward the settlement based upon their ownership stakes in the Mohave Generating Station. NPC has not agreed to contribute to SCE’s portion of the DC Lawsuit settlement.  Management is currently negotiating a settlement with SCE, but does not believe the impact of any such settlement will be material to NPC at this time.

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

SPPC filed a claim with the insurers Hartford Steam Boiler Inspection and Insurance Company and Zurich-American Insurance Company (collectively, the "Insurers") for the Farad Dam.  In 2003, SPPC initiated federal court litigation against the insurers of the failed unit, who contested the extent and amount of insurance coverage.  Coverage has been established through this litigation, but the matter was pending before the Ninth Circuit Court of Appeals (Ninth Circuit) for determination of the amount of coverage which could range from approximately $1.3 million to the estimated cost to rebuild the diversion dam, which is estimated to be in excess of $20 million. On July 27, 2012, the Ninth Circuit entered its Order and reversed the valuation holding of the District

Court.  The Ninth Circuit set the value of Farad Dam at $19.8 million with some deduction for depreciation to be determined upon remand to the District Court. The court also affirmed SPPC’s right to recover the $4.0 million in permitting and design costs, which is part of the $19.8 million replacement cost. Finally the court affirmed full replacement cost in the event of a rebuild, and further finds that the District Court is free, on remand, to extend the 3 year time to rebuild to start at the conclusion of all litigation.

It is not known at this time when the District Court will set hearings for the issues remanded back to it by the Ninth Circuit. Management cannot assess or predict the outcome or the impact of the District Court decisions at this time, but they are not expected to be material to SPPC as a whole.

   Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

Other Commitments

   NPC and SPPC

      ON Line TUA

During the second quarter of 2011, NVE began to construct Phase 1 of ON Line, which is a joint project between the Utilities and GBT-South. Construction of Phase 1 consists of the initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen substation on the NPC system.  ON Line has an expected in-service date of no later than December 31, 2013.  The Utilities will own a 25% interest in Phase 1 and have entered into a TUA with GBT-South for its 75% interest in Phase 1. Under the terms of the TUA, NVE’s future lease payments are adjusted for construction costs, including cost overruns; therefore, for accounting purposes NVE is treated as the owner of the construction project in accordance with Lease Accounting, The Effect of Lessee Involvement in Asset Construction of the FASC. As a result, as of June 30, 2012, capitalized construction costs associated with GBT’s 75% interest were $216.3 and $10.1 million at NPC and SPPC, respectively, in CWIP with a corresponding credit to other deferred liabilities.

NOTE 8.                EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS
Numerator ($000)
Net Income	$69,439	$12,888	$81,612	$15,218

Denominator
Weighted average number of common shares outstanding	235,999,750	235,867,068	235,999,750	235,697,687

Per Share Amounts
Net Income per share - basic	$0.29	$0.05	$0.35	$0.06

Diluted EPS
Numerator ($000)
Net Income	$69,439	$12,888	$81,612	$15,218

Denominator(1)
Weighted average number of shares outstanding before dilution	235,999,750	235,867,068	235,999,750	235,697,687
Stock options	38,237	42,199	36,760	37,799
Non-Employee Director stock plan	160,257	122,737	156,972	143,319
Employee stock purchase plan	2,725	2,528	6,807	3,551
Restricted Shares	518,750	124,116	508,250	112,678
Performance Shares	1,183,557	1,119,898	1,006,531	1,032,622
Diluted Weighted Average Number of Shares	237,903,276	237,278,546	237,715,070	237,027,656

Per Share Amounts
Net income per share - diluted	$0.29	$0.05	$0.34	$0.06

(1)

The denominator does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices being higher than market prices for all periods.  If the conditions for conversion were met under this plan, 435,872 and 451,028 shares, would be included for the three and six months ended June 30, 2012, respectively, and 572,957 and 577,357 would be included for the three and six months ended June 30, 2011, respectively.

NOTE 9.                COMMON STOCK AND OTHER PAID-IN CAPITAL

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date

February 10, 2012	$0.13	March 21, 2012	March 6, 2012
May 7, 2012	$0.17	June 20, 2012	June 5, 2012
August 2, 2012	$0.17	September 19, 2012	September 4, 2012

On August 2, 2012, NPC declared a dividend to NVE of $40 million.  For the six months ended June 30, 2012, NPC and SPPC paid dividends to NVE of $79 million and $20 million, respectively.

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

(1)

economic conditions, inflation rates, monetary policy, unemployment rates, customer bankruptcies, including major gaming customers with significant debt maturities, weaker housing markets, each of which affect customer growth, customer collections, customer demand and usage patterns;

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

(4)

unseasonable or severe weather, drought, wildfire and other natural phenomena, which could affect the Utilities’ customers’ demand for power, seriously impact the Utilities’ ability and/or cost to procure adequate supplies of fuel or purchased power, affect the amount of water available for electric generating plants in the southwestern U.S., and have other adverse effects on our business;

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

(8)

whether the Utilities will be able to continue to obtain fuel and power from their suppliers on favorable payment terms and favorable prices, particularly in the event of unanticipated power demands, current suspension of the Utilities’ commodity hedging programs, physical availability, sharp increases in the prices for fuel (including increases in long-term transportation costs)  and/or power, or a ratings downgrade;

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

(13)

explosions, fires, accidents and mechanical breakdowns that may occur while operating and maintaining an electric and natural gas system in the Utilities’ service territory, including gas distribution services that the Utilities may rely upon, that can cause unplanned outages, reduce generating output, damage the Utilities’ assets or operations, subject the Utilities to third-party claims for property damage, personal injury or loss of life, or result in the imposition of civil, criminal, or regulatory fines or penalties on the Utilities;

(14)

the effect of existing or future Nevada, or federal laws or regulations affecting the electric industry, including those which could allow additional customers to choose new electricity suppliers, or use alternative sources of energy, or change the conditions under which they may do so;

(15)	the extent to which NVE or the Utilities incurs costs in connection with third-party claims or litigation that are not recoverable through insurance, rates, or from other third parties;

(16)

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

(17)

whether NVE's BOD will declare NVE's common stock dividends based on the BOD’s periodic consideration of factors ordinarily affecting dividend policy, such as current and prospective financial condition, earnings and liquidity, prospective business conditions, regulatory factors, and restrictions contained in NVE's and the Utilities' agreements;

(18)	whether the Utilities will be able to continue to pay NVE dividends under the terms of their respective financing and credit agreements and limitations imposed by the Federal Power Act;

(19)	whether the Utilities can procure, obtain, and/or maintain sufficient renewable energy sources in each compliance year to satisfy the Portfolio Standard in the State of Nevada;

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

For the three months ended June 30, 2012, NVE recognized net income of $69.4 million, compared to $12.9 million for the same period in 2011.  The increase in net income is primarily due to an increase in gross margin of $78.5 million (pre-tax) as a result of warmer weather and an increase in BTGR rates, effective January 1, 2012.  See the Utilities’ respective Results of Operations, for further discussion of gross margin.  Also contributing to the increase in net income was a $6.6 million (pre-tax) decrease in interest expense, excluding AFUDC-debt, partially offset by an increase in interest on regulatory items.  Further contributing to the increase in net income was a $5.8 million (pre-tax) adjustment recorded in the second quarter of 2011, as a result of an order from the PUCN adjusting EEIR revenue recorded in 2010 and a $4.9 million (pre-tax) construction contract settlement related to the Harry Allen Generating Station.  For further discussion of the EEIR adjustment, reference Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K.  These increases were partially offset by an increase in depreciation expense and a reduction in AFUDC (debt and equity) of $6.7 million (pre-tax) and a $2.1 million (pre-tax), respectively, primarily due to the completion of the Harry Allen Generating Station in May 2011.

For the six months ended June 30, 2012, NVE recognized net income of $81.6 million compared to $15.2 million for the same period in 2011.  The increase in net income, similar to the above discussion for the three months period, is primarily due to an increase in gross margin of $107.5 million (pre-tax); a $9.4 million (pre-tax) decrease in interest expense, excluding AFUDC-debt, partially offset by interest on regulatory items, a $5.8 million (pre-tax) adjustment recorded in 2011 and a $4.9 million (pre-tax) construction contract settlement.  These increases, similar to the above discussion for the three months period, were partially offset by an increase in depreciation expense and a decrease in AFUDC (debt and equity) of $14.5 million (pre-tax) and $12.5 million (pre-tax), respectively.

The Utilities are regulated by the FERC and the PUCN.  The FERC has jurisdiction under the Federal Power Act with respect to wholesale rates, service, interconnection, accounting, and other matters in connection with the Utilities’ sale of electricity for resale and interstate transmission.  The FERC also has jurisdiction over the natural gas pipeline companies from which the Utilities take service.  The PUCN has authority over rates charged to retail customers, the issuance of securities by the Utilities and transactions with affiliated parties.  As a result of regulation, many of the fundamental business decisions of the Utilities, as well as the ROR they are permitted to earn on their utility assets, are subject to the approval of governmental agencies.

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

Future Challenges

For the remainder of 2012 NVE and the Utilities must continue to balance the needs of our customers and regulatory requirements while still providing value to our shareholders.   As customer growth and demand have stabilized, the Utilities are transitioning from an emphasis on capital investment to an emphasis on optimizing our assets and resources.  The Utilities believe they are entering a period of decreasing need for rate relief, more stable earnings, improving returns and sustained free cash flow.  We expect that this transition will allow NVE to build shareholder value through a combination of increasing its common stock dividend payout ratio, strengthening its capital structure and considering new investment opportunities.  On May 7, 2012, the BOD approved a dividend policy, subject to its consideration of factors ordinarily affecting dividend policy, the object of which is to achieve a dividend payout ratio of 55% to 65%.  However, the accomplishment of such target may be over a period of time for which management is unable to predict at this time and may be affected by certain challenges including, but not limited to:

•	Economic conditions in Nevada;
•	Executing the Evolution of Energy Strategy; and
•	Managing our regulatory environment.

Economic Conditions

Leading economic indicators for Nevada suggest that improvements in economic conditions will be very slow.  Although the unemployment rate in Nevada remains above the national average, it has improved over the past year.

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

Executing the Evolution of Energy Strategy

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

Empower customers through more focused energy efficiency programs

                The Utilities will continue with the implementation of NV Energize; which not only provides metering and customer service operating savings, but will also provide customers with better opportunities to become more energy efficient.  NVE’s traditional conservation and energy efficiency programs, which have focused on behavioral change and technology replacement, will be enhanced by the new features enabled by NV Energize.  Customers will have access to better information to help them manage their energy usage and select from enhanced energy efficiency options, including demand response and pricing programs.  Through June 30, 2012, NVE has installed approximately 967,000 Smart Meters in Nevada and expects to have approximately 1.4 million installed statewide by the end of 2012.  The NV Energize capabilities will allow NVE to help customers implement the most cost-effective mix of energy efficiency and conservation options that will also qualify toward fulfillment of the Portfolio Standard.

   Pursue cost-effective renewable energy initiatives

NVE must strive to effectively balance the need to meet the Portfolio Standard, with the changes in load forecast and the uncertainty of renewable energy project development, either for financial or resource related reasons.   In 2011, Nevada’s Portfolio Standard was 15%.  Both NPC and SPPC surpassed the minimum requirement achieving 16.7% and 24.9%, respectively, of their energy requirements through renewable energy in 2011.  This represented the culmination of several years of developing a portfolio of diverse renewable resources throughout Nevada.  While NVE is better positioned to meet the continued challenge based on recent renewable successes, NVE remains committed to incorporating clean, cost-effective renewable energy into its portfolio.  As part of this continued commitment, NVE will continue to seek the best and most cost effective opportunities that will benefit our state, customers and environment. Depending on its needs and continuous analysis of the existing portfolio, NVE has a number of tools available to seek renewable energy values for our customers.  These tools may include issuing requests for proposals for new renewable energy contracts, exploring opportunities to either jointly construct or develop projects using wind, geothermal and solar, undertaking additional short-term purchases from existing renewable facilities and restructuring existing renewable relationships for the benefit of our customers.

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

   Optimize generation efficiency and transmission facilities

Since 2006, when NVE began its energy independence initiative, the Utilities have added over 3,800 MWs (nominally rated) of internal generation and, with the completion of Harry Allen Generating Station, NVE has the ability to obtain approximately 80% of its energy from internal generation.  In 2012, NVE’s management continues to strive to optimize the Utilities’ energy portfolio in order to meet load obligations in a cost effective and reliable manner.  In addition, to the extent the Utilities have the economical opportunity to sell excess capacity or energy, they may enter into such transactions to reduce overall energy costs.  NVE anticipates it will have sufficient resources to meet its forecasted load requirements for 2012. However, resource adequacy could be affected by a number of factors, including the retirement of generating stations, plant outages, the timing of commercial operation of renewable energy projects and associated purchase power agreements, customer behavior with respect to energy efficiency and conservation programs, and environmental regulations which may limit our ability to operate certain generating units.

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

ON Line is Phase 1 of a Joint Project between the Utilities and GBT-South.  The Joint Project consists of two phases.  In Phase 1 of the Joint Project, the parties would complete construction of a 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen substation on the NPC system.  The Utilities own a 25% interest in ON Line and have entered into a TUA with GBT-South for its 75% interest in ON Line. The Utilities’ 25% interest in ON Line, which approximates $138 million, (based on the revised costs, discussed below) will be allocated 95% and 5% to NPC and SPPC, respectively.  The Utilities will have rights to 100% of the capacity of ON Line, which is estimated to be approximately 600 MW.  If GBT elects to construct Phase 2, it would construct two additional transmission segments at either end of ON Line: one is extending from the Robinson Summit substation north to Midpoint, Idaho, and the other is commencing at the Harry Allen substation and interconnecting south to the Eldorado substation.  GBT would pay for and own 100% of Phase 2 facilities.  However, NPC and SPPC would have rights to additional transmission capacity from Midpoint to Eldorado (for a total of approximately 760 MW based on a rating of 2,000 MW for the complete path).

In March 2012, NVE announced that the in service date for the ON Line will be delayed due to on-going efforts to address wind-related damage sustained by some of the tower structures erected for the project.  As a result, NVE is also further delaying the merger application of the Utilities.  Furthermore, on June 29, 2012, NPC filed its triennial 2013 – 2032 IRP with the PUCN.  The 2012 IRP includes revised cost estimates for the ON Line based on an analysis of all information available to date, and provides an expected in-service date of no later than December 31, 2013.  The overall ON Line construction budget has been revised from approximately $510 million to approximately $552 million before allowance for funds used during construction.  The revised construction budget is based on current estimates of the most promising mitigation measures identified to date to address the wind-induced vibration issues that have delayed the project.

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

Managing Regulatory Environment

The Utilities’ most recent GRC’s provide an opportunity to earn a 10% ROE and 10.1% ROE for NPC and SPPC, respectively.  However, assets not currently included in rate base or that the Utilities are not allowed to earn a return on, may impair their ability to achieve their allowed ROE.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K, for details of regulatory assets not included in rate base or not earning a return.  Other items which may not earn a return are certain plant assets completed between GRC filings or that were not requested in a GRC.  The Utilities are required to file rate cases every three years to adjust general rates in order to recover their cost of service and return on investment.  In addition, the Utilities are required to file a triennial IRP which is a comprehensive plan that considers customer energy requirements and proposes the resources to meet that requirement.  Historically, resource additions approved by the PUCN in the resource planning process are deemed prudent for ratemaking purposes.  Between IRP filings, the Utilities may seek PUCN approval for modifications to their resource plans and for power purchases.  The Utilities remain focused on communicating with regulators the necessity of investments to better serve our customers, the prudency of the costs incurred, and the importance of a reasonable return on investment for our shareholders.  In 2012, the Utilities will continue to focus on reducing regulatory lag and stabilizing cash flow by filing quarterly applications to reset the BTER and DEAA rates.  Furthermore, the Utilities will file annual EEIR and EEPR base rate and amortization applications in an effort to recover these amounts in a timely manner.

2012 Goals

Management cannot predict the pace economic recovery may occur in Nevada, but expects that the Nevada economy will continue to struggle for the next several years.  As such, our primary goals will focus on meeting the challenges discussed above by:

•	Effectively adjusting our business decisions based on economic conditions in Nevada;
•	Building a sustainable foundation for future requirements by executing our evolution of energy strategy:
	•	Continuing to meet system deployment milestones in order to achieve NV Energize project completion by 2012;
	•	Empower customers through more focused energy efficiency programs;
	•	Pursue cost effective renewable energy initiatives;
	•	Continued investment in cost effective energy efficiency and conservation programs;
	•	Optimizing the use of generation facilities;
	•	Continued construction of ON Line;
	•	Engage employees to improve processes, reduce costs, enhance performance; and
•	Managing our regulatory environment.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $12.6 million and $16.7 million of long term debt interest costs for the six months ended June 30, 2012 and 2011, respectively.

For the period ended June 30, 2012, NPC and SPPC paid $79 million and $20 million respectively in dividends to NVE.

On August 2, 2012, NPC declared dividends of $40 million to NVE.

Other Subsidiaries

Other subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

ANALYSIS OF CASH FLOWS

NVE’s cash flows decreased during the six months ended June 30, 2012, compared to the same period in 2011, due to an increase in cash used by investing and financing activities, partially offset by an increase in cash from operating activities.

Cash From Operating Activities.  The increase in cash from operating activities was primarily due to increased customer usage combined with higher BTGR rates resulting from the NPC’s 2011 GRC.  Also contributing to the increase were EEIR, over collections of EEPR, reduction in spending for conservation programs and increased customer deposits.  These increases were partially offset by a change in payment terms with energy counterparties from weekly to monthly settlements in mid-2011, expiration of rates to collect the deferred rate increase from NPC’s 2008 GRC and timing of property tax payments.

Cash Used By Investing Activities. The increase in cash used by investing activities was primarily due to the receipt of proceeds from the sale of California Assets in 2011, partially offset by a decrease in the use of cash as a result of a decrease in construction activity primarily for the Harry Allen Generating Station expansion.

Cash Used By Financing Activities.  Cash used by financing activities increased due to the reduction in cash from issuance of debt, higher dividend payments and the settlement of an interest rate lock in 2011. The increase in cash used by financing activities was partially offset by a decrease in the retirement of long term debt and a decrease in cash from the issuance of stock for stock compensation plans, as NVE fulfilled their stock compensation obligations through the use of cash on hand.

LIQUIDITY AND CAPITAL RESOURCES (NVE CONSOLIDATED)

Overall Liquidity

NVE’s consolidated operating cash flows are primarily derived from the operations of NPC and SPPC.  The primary source of operating cash flows for the Utilities is revenues (including the recovery of previously deferred energy costs and natural gas costs) from sales of electricity and, in the case of SPPC, natural gas.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and interest.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as the Utilities continue to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcomes, and economic conditions.  Available liquidity as of June 30, 2012 was as follows (in millions):

Available Liquidity as of June 30, 2012 (in millions)
		NVE	NPC	SPPC
Cash and Cash Equivalents		$21.1	$49.1	$45.2
	Balance available on Revolving Credit Facilities(1)	N/A	387.3	239.5
		21.1	436.4	284.7

(1)	As of August 1, 2012, NPC and SPPC had approximately $432.3 million and $239.5 million available under their
	revolving credit facilities, which includes reductions in availability for letters of credit, as discussed further under NPC's and
	SPPC's Financing Transactions.

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

NVE has no debt maturities in either 2012 or 2013.  In April 2012, NPC used $120 million from its revolving credit facility along with $10 million cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.  NPC does not have any other debt maturities in 2012; however, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2013.  SPPC has no debt maturities in 2012.  However, SPPC’s $250 million 5.45% General and Refunding Notes, Series Q, will mature on September 1, 2013.

In prior years, NVE and the Utilities required significant amounts of liquidity due to the magnitude of capital expenditures needed to support a growing customer base and to support unstable energy markets.  As NVE and the Utilities transition to more steady growth the amount of capital expenditures is expected to decline significantly.  Additionally, NVE’s and the Utilities’ investment in generating stations in the past several years and more stable energy markets  have positioned the Utilities to better manage and optimize their resources.  As a result, NVE and the Utilities anticipate that they will be able to meet short term operating costs and capital expenditures with internally generated funds and the use of the Utilities revolving credit facilities.  Furthermore, with new investments now in rates, the decrease of hedging costs, more current rate recovery of deferred energy costs, various rate reset mechanisms, federal tax NOL and a decrease in capital expenditures, NVE and the Utilities expect to generate free cash flow.  The free cash flow may be used to reduce debt, increase dividend payout and for potential investment opportunities.   To meet long term maturing debt obligations, the Utilities may use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and, in the case of the Utilities, capital contributions from NVE.

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

As of August 1, 2012, NVE has approximately $12.1 million payable of debt service obligations remaining for 2012, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries, below).  For the six months ended, June 30, 2012, NPC and SPPC paid dividends to NVE of approximately $79 million and $20 million, respectively.  On August 2, 2012, NPC declared dividends payable to NVE of $40 million.

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.

During the six months ended June 30, 2012, there were no material changes to contractual obligations as set forth in NVE’s 2011 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence and liens, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four-quarter period on a pro forma basis is at least 1.50 to 1.00 and the ratio of consolidated total indebtedness to consolidated capitalization does not exceed .70 to 1.00.  Under these covenant restrictions, as of June 30, 2012, NVE (consolidated) would be allowed to incur up to $2.8 billion of additional indebtedness.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.  NPC’s and SPPC’s Ability to Issue Debt sections further discuss their limitations on their ability to issue debt.

   Effect of Holding Company Structure

As of June 30, 2012, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: $195 million Term Loan due 2014; and $315 million of its unsecured 6.25% Senior Notes due 2020.

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

As of June 30, 2012, NVE, NPC, SPPC and their subsidiaries had approximately $5.1 billion of debt and other obligations outstanding, consisting of approximately $3.4 billion of debt at NPC, approximately $1.2 billion of debt at SPPC and approximately $510 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

   Dividends from Subsidiaries

Since NVE is a holding company, substantially all of its cash flow is provided by dividends paid to NVE by NPC and SPPC on their common stock, all of which is owned by NVE.  Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay.  While the PUCN has in the past imposed a dividend restriction with respect to NPC and SPPC, as of June 30, 2012, there were no dividend restrictions imposed on the Utilities by the PUCN.

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

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s: Fitch, Moody’s and S&P.  As of June 30, 2012, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NVE	Sr. Unsecured Debt	BB	Ba1	BB+
NPC	Sr. Secured Debt	BBB*	Baa1*	BBB*
SPPC	Sr. Secured Debt	BBB*	Baa1*	BBB*

*	Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

Fitch’s rating outlook is positive, while Moody’s and S&P’s rating outlook is stable for NVE, NPC and SPPC.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade of NPC and SPPC, may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2012 for all suppliers continuing to provide power under a WSPP agreement would approximate a $41.1 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

   Gas Supplier Matters

With respect to the purchase and sale of natural gas, NPC and SPPC use several types of standard industry contracts.  The natural gas contract terms and conditions are more varied than the electric contracts.  Consequently, some of the contracts contain language similar to that found in the WSPP agreement and other agreements have unique provisions dealing with material adverse changes, which primarily mean a credit rating downgrade below investment grade.  Most contracts and confirmations for natural gas purchases have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurances.  Forward physical gas supplies are purchased under index based pricing terms and as such do not carry forward mark-to-market exposure.

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter

of credit in the event of credit rating downgrades.   As of June 30, 2012, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $84.4 million.  Of this amount, approximately $22.4 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $62.1 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.  The increase in the amount of collateral that would be required in the event of downgrades from March 31, 2012, is due to $17.9 million of letters of credits posted as collateral were returned from the counterparty to NPC during the period due to NPC’s unsecured credit rating becoming investment grade.

   Financial Gas Hedges

The Utilities may enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under NPC’s and SPPC’s Financing Transactions, the availability under NPC’s and SPPC’s Credit Agreement is reduced for net negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities, provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  As a result of the suspension of the Utilities’ commodity hedging programs, there was no negative mark-to-market exposure for NPC and SPPC as of August 1, 2012, that would impact credit availability.  If deemed prudent, the Utilities may still purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $62.3 million during the three months ended June 30, 2012, compared to a net income of approximately $16.1 million for the same period in 2011.  During the six months ended June 30, 2012, NPC recognized net income of approximately $61.0 million compared to a net income of approximately $7.0 million for the same period in 2011.

For the period ended June 30, 2012, NPC paid $79 million in dividends to NVE.  On August 2, 2012, NPC declared a dividend of $40 million to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:	$553,143	$473,898	16.7%	$948,831	$863,966	9.8%

Energy Costs:
Fuel for power generation	81,258	114,744	(29.2)%	161,807	215,814	(25.0)%
Purchased power	135,276	122,408	10.5%	216,807	217,974	(0.5)%
Deferred energy	5,053	2,350	115.0%	7,224	9,080	(20.4)%
Energy efficiency program costs	21,200	-	N/A	36,974	-	N/A
Total Costs	$242,787	$239,502	1.4%	$422,812	$442,868	(4.5)%

Gross Margin	$310,356	$234,396	32.4%	$526,019	$421,098	24.9%

Gross margin increased $76.0 million for the three months ended June 30, 2012 compared to the same period in 2011.  Approximately $36.4 million of the increase is due to an increase in BTGR rates as a result of NPC’s 2011 GRC (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K) and approximately $40.5 million of the increase is due to an increase in residential and commercial usage primarily due to an increase in cooling degree days, as shown in the table below.

Gross margin increased $104.9 million for the six months ended June 30, 2012 compared to the same period in 2011.  Similar to the discussion above for the three month period, approximately $68.4 million of the increase was due to an increase in BTGR rates and approximately $41.0 million was due to an increase in residential and commercial usage, primarily due to an increase in cooling degree days as shown in the table below.

The causes for significant changes in specific lines comprising the results of operations for NPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

HDDs and CDDs

MWh usage may be affected by the change in HDDs or CDDs in a given period.  A degree day indicates how far that day's average temperature departed from 65° F.  HDDs measure heating energy demand and indicate how far the average temperature fell below 65° F.  CDDs measure cooling energy demand and indicate how far the temperature averaged above 65° F.  For example, if a location had a mean temperature of 60° F on day 1 and 80° F on day 2, there would be 5 HDDs (65 minus 60) and 0 CDDs for day 1.  In contrast, there would be 0 HDDs and 15 CDDs (80 minus 65) for day 2.  Normal is based on the average degree days for the last 20 years.

The following table shows the HDDs and CDDs within NPC’s service territory:

	Three Months Ended June 30,					Six Months Ended June 30,
				2012 Change					2012 Change
	2012	2011	Normal	Prior Year	Normal	2012	2011	Normal	Prior Year	Normal
NPC
Heating	62	85	77	(27.1)%	(19.5)%	986	1,131	1,112	(12.8)%	(11.3)%
Cooling	1,417	985	1,153	43.9%	22.9%	1,458	1,017	1,181	43.4%	23.5%

Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:
Residential	$284,930	$212,580	34.0%	$479,419	$397,553	20.6%
Commercial	109,057	100,455	8.6%	196,792	186,312	5.6%
Industrial	145,810	145,420	0.3%	245,724	248,895	(1.3)%
Retail revenues	539,797	458,455	17.7%	921,935	832,760	10.7%
Other	13,346	15,443	(13.6)%	26,896	31,206	(13.8)%
Total Operating Revenues	$553,143	$473,898	16.7%	$948,831	$863,966	9.8%

Retail sales in thousands of MWhs
Residential	2,331	1,781	30.9%	3,867	3,310	16.8%
Commercial	1,149	1,073	7.1%	2,107	1,988	6.0%
Industrial	2,040	2,027	0.6%	3,691	3,723	(0.9)%
Retail sales in thousands of MWhs	5,520	4,881	13.1%	9,665	9,021	7.1%

Average retail revenue per MWh	$97.79	$93.93	4.1%	$95.39	$92.31	3.3%

NPC’s retail revenues increased approximately $81.3 million for the three months ended June 30, 2012, as compared to the same period in 2011.  Approximately $36.4 million of the increase was due to the increase in BTGR rates, as a result of NPC’s 2011 GRC (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K).  Also contributing to the increase was approximately $73 million due to an increase in usage primarily due to an increase in cooling degree days during the second quarter of 2012, as outlined in the table above.  Further contributing to the increase was approximately $21 million due to the implementation of EEPR rates effective July 1, 2011 (See Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K).  These revenue increases were offset by approximately $51.0 million of rate decreases as a result of NPC’s various BTER and DEAA quarterly updates and the Deferred Energy case effective October 1, 2011.

For the three months ended June 30, 2012, the average number of retail customers increased by 1.4%, consisting of an increase in residential and commercial customers of 1.6% and 0.5%, respectively, and a decrease in industrial customers of 2.7%, compared to the same period in the prior year.

NPC’s retail revenues increased $89.2 million for the six months ended June 30, 2012 compared to the same period in 2011.  Similar to the three month period discussed above, approximately $68.4 million of the increase is due to an increase in BTGR rates, approximately $79 million is due to an increase in usage, primarily due to an increase in cooling degree days, and approximately $37 million is due to the implementation of EEPR rates.  These revenue increases were offset by approximately $94.9 million of rate decreases as a result of  NPC’s various BTER and DEAA quarterly updates and Deferred Energy case effective October 1, 2011.

For the six months ended June 30, 2012, the average number of retail customers increased by 1.4%, consisting of an increase in residential and commercial customers of 1.5% and 0.3%, respectively, and a decrease in industrial customers of 2.6%, compared to 2011.

Electric Operating Revenues – Other decreased approximately $2.1 million and $4.3 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The decrease is primarily due to a decrease in rental income of approximately $1.0 million and $1.9 million for the three and six month periods, respectively, as a result of the sale of the wireless communications towers by NPC in 2011.  Also contributing to the decrease was a decrease in connection fees of approximately $800 thousand and $1.5 million for the three and six month periods, respectively.

Energy Costs

Energy Costs include fuel for generation and purchased power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	weather
•	generation efficiency
•	plant outages
•	total system demand
•	resource constraints
•	transmission constraints
•	natural gas constraints
•	long-term contracts
•	mandated power purchases; and
•	volatility of commodity prices

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Energy Costs
Fuel for power generation	$81,258	$114,744	(29.2)%	$161,807	$215,814	(25.0)%
Purchased power	135,276	122,408	10.5%	216,807	217,974	(0.5)%
Energy Costs	$216,534	$237,152	(8.7)%	$378,614	$433,788	(12.7)%

MWhs
MWhs Generated (in thousands)	3,871	3,487	11.0%	7,158	6,260	14.3%
Purchased Power (in thousands)	1,997	1,718	16.2%	3,023	3,301	(8.4)%
Total MWhs	5,868	5,205	12.7%	10,181	9,561	6.5%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$20.99	$32.91	(36.2)%	$22.61	$34.48	(34.4)%
Average cost per MWh of Purchased Power	$67.74	$71.25	(4.9)%	$71.72	$66.03	8.6%
Average total cost per MWh	$36.90	$45.56	(19.0)%	$37.19	$45.37	(18.0)%

Energy Costs and the average total cost per MWh decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a decrease in costs associated with lower natural gas prices.  Volume increased primarily as a result of an increase in CDDs days as outlined above.

•

Fuel for generation costs decreased $33.5 million for the three months ended June 30, 2012, while volume increased, compared to the same period in 2011.  Approximately $38.9 million of the decrease was attributable to a decrease in natural gas prices.  This decrease was partially offset by $5.1 million as a result of an increase in volume due to the addition of the Harry Allen Generating Station in May 2011 and an increase in demand due to an increase in CDDs, as indicated in the HDD and CDD table above.

Fuel for generation costs decreased $54.0 million for the six months ended June 30, 2012, while volume increased compared to the same periods in 2011.  Similar to the discussion above of the three month period, approximately $57.5 million of the decrease was attributable to a decrease in natural gas prices partially offset by approximately $18.0 million as a result of an increase in volume due to the addition of the Harry Allen Generating Station and an increase in demand due to an increase in CDDs.

•

Purchased power costs increased $12.9 million for the three months ended June 30, 2012 compared to the same period in 2011.  The increase in purchased power costs for the three month period is primarily due to a $15.3 million increase in volume and an increase in the cost of renewable energy of approximately $1.0 million.  The increase in cost was partially offset by a decrease in the cost of non-renewable power purchases of approximately $3.9 million primarily driven by lower natural gas prices.

Purchased power costs decreased $1.2 million for the six months ended June 30, 2012, compared to the same period in 2011.  The decrease is primarily due to approximately $32.3 million decrease in volume of non-renewable power purchases, resulting from increased self-generation, as discussed above, partially offset by an increase in the volume of renewable energy, as mandated by the Portfolio Standard, of $16.1 million.  The decrease was further offset by and an increase in the cost of power purchases of approximately $15.7 million primarily due to long term purchase commitments.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Deferred energy	$5,053	$2,350	115.0%	$7,224	$9,080	(20.4)%

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

                Amounts for the three months ended June 30, 2012 and 2011 include amortization of deferred energy of $(42.9) million and $(21.0) million, respectively; and an over-collection of amounts recoverable in rates of $48.0 million and $23.4 million, respectively.  Amounts for the six months ended June 30, 2012 and 2011 include amortization of deferred energy of $(78.1) million and $(38.9) million, respectively; and an over-collection of amounts recoverable in rates of $85.3 million and $48.0 million, respectively.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Energy efficiency program costs	$21,200	$-	N/A	$36,974	$-	N/A
Other operating expenses	$68,650	$61,935	10.8%	$135,112	$127,036	6.4%
Maintenance	$16,988	$19,325	(12.1)%	$40,061	$41,662	(3.8)%
Depreciation and amortization	$69,131	$61,913	11.7%	$134,121	$119,586	12.2%

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

Other operating expense increased $6.7 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to an approximate $3.5 million increase in stock compensation costs as a result of higher stock prices and performance vesting, an approximate $3.2 million increase in the amortization of energy efficiency and conservation costs and an approximate $1.8 million reduction in capitalized costs as a result of a decrease in construction activity.  The increase was partially offset by a $1.2 million decrease in rate case expenses, and a $1.1 million decrease in regulatory amortization costs.

Other operating expense increased $8.1 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to an approximate $6.3 million increase in amortization of energy efficiency and conservation costs, an approximate $3.4 million increase in stock compensation costs as a result of performance vesting and an approximate $2.7 million reduction in capitalized costs as a result of a decrease in construction activity.  The increase was partially offset by a $2.3 million decrease in regulatory amortization costs and a $1.4 million decrease in rate case expenses.

Maintenance expense decreased $2.3 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $4.6 million of planned maintenance outages in 2011 at the Higgins, Reid Gardner and Clark Generating Stations, offset by $2.1 million of planned maintenance outages in 2012 at the Lenzie Generating Station.

Maintenance expense decreased $1.6 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to $13.4 million planned maintenance outages in 2011 at the Reid Gardner, Navajo and Clark Generating Stations, offset by $11.9 million of planned maintenance outages in 2012 at the Lenzie, Silverhawk, Harry Allen and Higgins Generating Stations.

Depreciation and amortization increased for the three and six months ended June 30, 2012, compared to the same period in 2011, primarily due to increased depreciation of $5.2 million and $9.2 million  for three and six month periods, respectively, as a result of the expansion at Harry Allen Generating Station placed in service in May 2011.  Also contributing to the increase was a change in depreciation rates, as of January 1, 2012, resulting from a recent depreciation study and other general plant in service increases.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Interest expense
(net of AFUDC-debt: $1,314, $2,330, $2,493 and $8,120)	$52,602	$55,736	(5.6)%	$107,007	$107,769	(0.7)%

Interest expense decreased $3.2 million for the three months ended June 30, 2012 compared to the same period in 2011.  Approximately $3.9 million is due to decreased net interest costs from various refinancings, partially offset by variable rate debt fluctuations.  Further offsetting the decrease in interest expense was a decrease in AFUDC-debt of approximately $1.0 million due to the completion of the Harry Allen Generating Station in May 2011.  See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2011 Form 10-K and Note 4, Long-Term Debt, in the Condensed Notes to Financial Statements, for additional information regarding long-term debt.

Interest expense decreased $762 thousand for the six months ended June 30, 2012, compared to the same period in 2011.  Similar to the discussion of the three month period above, the decrease is primarily due to approximately $6.1 million  in decreased net interest costs from various refinancings, partially offset by variable rate debt fluctuations.  Further offsetting the decrease in interest expense was a decrease in AFUDC-debt of $5.6 million due to the completion of the Harry Allen Generating Station.

Other Income (Expense)
	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Interest income (expense) on regulatory items	$(1,849)	$126	(1567.5)%	$(3,865)	$761	(607.9)%
AFUDC-equity	$1,577	$2,855	(44.8)%	$2,990	$9,953	(70.0)%
Other income	$5,392	$568	849.3%	$7,101	$2,114	235.9%
Other expense	$(2,993)	$(5,179)	(42.2)%	$(4,339)	$(7,911)	(45.2)%

Interest income (expense) on regulatory items changed by approximately $2.0 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $1.1 million of the change is due to a decrease in interest income related to the deferred BTGR balance, discussed in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.  Also contributing to the change was $1.1 million decrease of interest income related to lower regulatory asset balances.

Interest income (expense) on regulatory items changed by approximately $4.6 million for the six months ended June 30, 2012 as compared to the same period in 2011.  Approximately $2.4 million of the change is due to a decrease in interest income related to the deferred BTGR balance, as discussed above.  Also contributing to the change was $2.0 million decrease of interest income related to lower regulatory asset balances.

AFUDC-equity decreased $1.3 million and $7.0 million for the three and six months ended June 30, 2012, compared to the same period in 2011.  Approximately $2.1 million and $7.8 million for the three and six month periods, respectively, of the decrease was due to the completion of the Harry Allen Generating Station in May 2011.

Other income increased $4.8 million and $5.0 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The increase is primarily due to a $4.9 million Harry Allen construction project settlement in 2012.

The decrease in other expense of $2.2 million and $3.6 million for the three and six months ended June 30, 2012 compared to the same periods in 2011 is primarily due to a $3.0 million adjustment, recorded in 2011, as a result on an order from the PUCN adjusting EEIR revenue recorded in 2010.  For further discussion of the EEIR adjustment, reference Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K.

Analysis of Cash Flows

NPC’s cash flows increased during the six months ended June 30, 2012, compared to the same period in 2011, due to an increase in cash from operating and a reduction in cash used by investing activities, offset partially by an increase in cash used by financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased customer usage combined with higher BTGR rates resulting from NPC’s 2011 GRC.  Also contributing to the increase were EEIR, over collections of EEPR and a reduction in spend for conservation programs.  These increases were partially offset by a change in payment terms with energy counterparties from weekly to monthly settlements in mid-2011, quarterly BTER adjustments and negative DEAA rates to refund prior period over collected balances, expiration of rates to collect the deferred rate increase from NPC’s 2008 GRC, and timing of property tax and interest payments.

Cash Used By Investing Activities. The decrease in cash used by investing activities was primarily due to the completion of construction at the Harry Allen Generating Station in May 2011.

Cash From Financing Activities. Cash from financing activities decreased primarily due to a reduction in capital contributions from NVE, an increase in dividends paid to NVE and a reduction in cash from the issuance of debt partially offset by a decrease in debt retirements and the settlement of an interest rate lock in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

NPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on NPC’s outstanding indebtedness.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as NPC continues to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome, and economic conditions.  Available liquidity as of June 30, 2012 was as follows (in millions):

Available Liquidity as of June 30, 2012 (in millions)
NPC
Cash and Cash Equivalents	$49.1
Balance available on Revolving Credit Facility(1)	387.3
$436.4

(1)	As of August 1, 2012, NPC had approximately $432.3 million available under its revolving credit facility which includes reductions for letters of credits, as discussed below under Financing Transactions.

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

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.  NPC does not have any other debt maturities in 2012; however, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected no later than December 31, 2013.  As of August 1, 2012, NPC has $65 million in borrowings on its revolving credit facility, not including letters of credit.

In prior years, NPC required significant amounts of liquidity due to the magnitude of capital expenditures needed to support a growing customer base and to support unstable energy markets.  As NPC transitions to more steady growth, the amount of capital expenditures is expected to decline significantly.  Additionally, NPC’s investment in generating stations in the past several years and more stable energy markets have positioned NPC to better manage and optimize its resources.  As a result, NPC anticipates that they will be able to meet short-term operating costs and capital expenditures with internally generated funds and the use of its revolving credit facility.  Furthermore, with new investments now in rates, the decrease of hedging costs, more current rate recovery of deferred energy costs, various rate reset mechanisms, current federal tax NOL and a decrease in capital expenditures, NPC expects to generate free cash flow.  The free cash flow may be used to reduce debt, increase dividend payout and for potential investment opportunities.   To meet long-term maturing debt obligations, NPC may use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt or capital contributions from NVE.

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

                During the six months ended June 30, 2012, NPC paid dividends to NVE of $79 million.  On August 1, 2012, NPC declared a dividend to NVE of $40 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.

During the six months ended June 30, 2012, there were no material changes to contractual obligations as set forth in NPC’s 2011 Form 10-K.

Financing Transactions

   $500 Million Revolving Credit Facility

In March 2012, NPC terminated its $600 million secured revolving credit facility (which would have expired in April 2013) and replaced it with a $500 million revolving credit facility, maturing in March 2017 and secured by NPC’s General and Refunding Mortgage Bond, Series Z, in the aggregate principal amount of $500 million (the “NPC Credit Agreement”). The administrative agent for the NPC Credit Agreement remains Wells Fargo Bank, National Association.  NPC may use the facility for general corporate purposes and for the issuance of letters of credit.

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

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that NPC did not meet the financial maintenance covenant or there is a different event of default, the NPC Credit Agreement would restrict dividends to NVE. As of June 30, 2012, NPC was in compliance with this covenant requirement.  Moreover, so long as NPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that NPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in NPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The NPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the reduction in availability under the revolving credit facility to NPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' hedging program, there was no negative mark-to-market exposure for NPC as of August 1, 2012 that would impact borrowings.

Maturity of General and Refunding Mortgage Notes, Series I

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of June 30, 2012, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $725 million in long-term debt, in addition to the use of its existing credit facility.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.

Financing authority from the PUCN - As of June 30, 2012, NPC has financing authority from the PUCN for the period ending December 31, 2013, consisting of authority (1) to issue additional long-term debt securities of up to $725 million; (2) to refinance up to approximately $192.5 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.

b.

Financial covenants within NPC’s financing agreements – Under the NPC Credit Agreement, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on June 30, 2012 financial statements, NPC was in compliance with this covenant and could incur up to $2.6 billion of additional indebtedness.

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

The NPC Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of June 30, 2012, $3.8 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $1.6 billion of General and Refunding Mortgage Securities as of June 30, 2012.  That amount is determined on the basis of:

1.	70% of net utility property additions; and/or
2.	The principal amount of retired General and Refunding Mortgage Securities.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

NPC also has the ability to release property from the lien of the NPC Indenture on the basis of net property additions, cash and/or retired bonds.  To the extent NPC releases property from the lien of the NPC Indenture, it will reduce the amount of securities issuable under the NPC Indenture.

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under the NPC Credit Agreement, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.    As of June 30, 2012, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NPC	Sr. Secured Debt	BBB*	Baa1*	BBB*

*	Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

Fitch’s rating outlook is positive, while Moody’s and S&P’s rating outlook is stable for NVE, NPC and SPPC.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of June 30, 2012 for all suppliers continuing to provide power under a WSPP agreement would approximate a $41.1 million payment or obligation to NPC.  These contracts qualify for the normal purchases and normal sales scope exception under  the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

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

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of June 30, 2012, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $84.4 million.  Of this amount, approximately $22.4 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $62.1 million would be required if NPC’s Senior Secured ratings are downgraded to below investment grade.  The increase in the amount of collateral that would be required in the event of downgrades from March 31, 2012, is due to $17.9 million of letters of credits posted as collateral were returned from the counterparty to NPC during the period due to NPC’s unsecured credit rating becoming investment grade.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under NPC’s Financing Transactions, the availability under NPC’s Credit Agreement is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of NPC’s commodity hedging program, there was no negative mark-to-market exposure for NPC as August 1, 2012 that would impact credit availability.  If deemed prudent, NPC may purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

Sierra Pacific Power Company

RESULTS OF OPERATIONS

SPPC recognized net income of $12.7 million for the three months ended June 30, 2012, compared to net income of $3.5 million for the same period in 2011.  During the six months ended June 30, 2012, SPPC recognized net income of approximately $31.3 million compared to $20.1 million for the same period in 2011.

During the six months ended June 30, 2012, SPPC paid $20 million in dividends to NVE.

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

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:
Electric	$168,007	$164,582	2.1%	$337,813	$343,199	(1.6)%
Gas	19,544	36,448	(46.4)%	65,466	108,742	(39.8)%
	$187,551	$201,030	(6.7)%	$403,279	$451,941	(10.8)%

Energy Costs:
Fuel for power generation	31,327	42,059	(25.5)%	67,813	87,327	(22.3)%
Purchased power	28,816	37,900	(24.0)%	64,401	77,350	(16.7)%
Gas purchased for resale	9,492	24,984	(62.0)%	41,109	77,616	(47.0)%
Deferral of energy - electric - net	4,314	(11,898)	(136.3)%	(8,356)	(23,829)	(64.9)%
Deferral of energy - gas - net	1,123	1,442	(22.1)%	(117)	4,691	(102.5)%
Energy efficiency program costs	3,400	-	N/A	7,051	-	N/A
Total Costs	$78,472	$94,487	(16.9)%	$171,901	$223,155	(23.0)%

Cost by Segment:
Electric	$67,857	$68,061	(0.3)%	$130,909	$140,848	(7.1)%
Gas	10,615	26,426	(59.8)%	40,992	82,307	(50.2)%
	$78,472	$94,487	(16.9)%	$171,901	$223,155	(23.0)%

Gross Margin by Segment:
Electric	$100,150	$96,521	3.8%	$206,904	$202,351	2.3%
Gas	8,929	10,022	(10.9)%	24,474	26,435	(7.4)%
Gross Margin	$109,079	$106,543	2.4%	$231,378	$228,786	1.1%

Electric gross margin increased $3.6 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $1.8 million of the increase is due to an increase in usage.  Usage increased primarily due to an increase in commercial usage particularly from a large mining customer.  Also contributing to the increase was an increase in EEIR revenues of $1.7 million and slight growth in commercial customers of $1.5 million.

Electric gross margin increased $4.6 million for the six months ended June 30, 2012, compared to the same period in 2011.  Approximately $4.1 million of the increase is due to an increase in usage.  Usage increased primarily due to an increase in commercial usage particularly from a large mining customer.  Also contributing to the increase was an increase in EEIR revenues of $1.1 million.

Gas gross margin decreased $1.1 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $2.3 million of decreased usage among customers. Usage decreased primarily as result of a decrease in heating degree days, as shown in the table below.

Gas gross margin decreased $2.0 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $3.1 million of decreased usage among customers. Usage decreased primarily as result of a decrease in heating degree days, as shown in the table below.

The causes for significant changes in specific lines comprising the results of operations for SPPC for the respective periods are provided below (dollars in thousands except for amounts per unit):

HDDs and CDDs

MWh usage may be affected by the change in HDDs or CDDs in a given period.  A degree day indicates how far that day's average temperature departed from 65° F.  HDDs measure heating energy demand and indicate how far the average temperature fell below 65° F.  CDDs measure cooling energy demand and indicate how far the temperature averaged above 65° F.  For example, if a location had a mean temperature of 60° F on day 1 and 80° F on day 2, there would be 5 HDDs (65 minus 60) and 0 CDDs for day 1.  In contrast, there would be 0 HDDs and 15 CDDs (80 minus 65) for day 2.  Normal is based on the average degree days for the last 20 years.

The following table shows the heating degree days and cooling degree days within SPPC’s service territory:

	Three Months Ended June 30,					Six Months Ended June 30,
				2012 Change					2012 Change
	2012	2011	Normal	Prior Year	Normal	2012	2011	Normal	Prior Year	Normal
SPPC
Heating	548	883	715	(37.9)%	(23.4)%	2,676	3,198	2,943	(16.3)%	(9.1)%
Cooling	235	112	179	109.8%	31.3%	235	112	179	109.8%	31.3%

Electric Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
Operating Revenues:	2012	2011	Prior Year %	2012	2011	Prior Year %
Residential	$50,917	$50,997	(0.2)%	$112,276	$115,046	(2.4)%
Commercial	63,791	62,476	2.1%	122,503	124,561	(1.7)%
Industrial	38,623	35,141	9.9%	71,693	69,633	3.0%
Retail Revenues	153,331	148,614	3.2%	306,472	309,240	(0.9)%
Other	14,676	15,968	(8.1)%	31,341	33,959	(7.7)%
Total Operating Revenues	$168,007	$164,582	2.1%	$337,813	$343,199	(1.6)%

Retail sales in thousands of MWhs
Residential	470	467	0.6%	1,070	1,062	0.8%
Commercial	724	687	5.4%	1,383	1,342	3.1%
Industrial	687	642	7.0%	1,320	1,245	6.0%
Retail sales in thousands of MWhs	1,881	1,796	4.7%	3,773	3,649	3.4%

Average retail revenue per MWh	$81.52	$82.75	(1.5)%	$81.23	$84.75	(4.2)%

Retail revenue increased by $4.7 million for the three months ended June 30, 2012 as compared to the same period in 2011. Approximately $3.4 million of the increase is attributable to the implementation of EEPR rates effective July 1, 2011 and $1.7 million is due to an increase in EEIR revenue.  Further contributing to the increase was $1.7 million attributable to an increase in customer usage, particularly by a large mining customer.   These increases were partially offset by a $6.8 million decrease as a result of SPPC’s annual Deferred Energy case effective October 1, 2011 and various BTER and DEAA quarterly updates which decreased rates (see Note 3, Regulatory Actions of the Notes to Financial Statements in this Form 10-Q and the 2011 Form 10-K).

For the three months ended June 30, 2012 the average number of residential and industrial customers increased 0.7% and 9.0%, respectively, while commercial customers decreased 0.2% compared to the same period in 2011.

Retail revenue decreased by $2.8 million for the six months ended June 30, 2012 as compared to the same period in 2011.  Approximately $19.2 million of the decrease was due to SPPC’s annual Deferred Energy case effective October 1, 2011 and various BTER and DEAA quarterly updates (as discussed above).  This decrease was offset by $7.0 million attributable to the implementation of EEPR rates effective July 1, 2011 and $1.1 million due to an increase in EEIR revenue (see Note 3, Regulatory Actions of the Notes to Financial Statements in the 2011 Form 10-K).   Further offsetting the decrease was an increase in customer usage of approximately $3.3 million, particularly due to a large mining customer and approximately $1.1 million due to customer growth.

For the six months ended June 30, 2012, the average number of residential and industrial customers increased 0.6% and 2.9%, respectively, while commercial customers decreased 0.7% compared to the same period in 2011.

Electric Operating Revenues – Other decreased by $1.3 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $1.9 million of the decrease is due to a decrease in revenues from energy sales to CalPeco under a five year agreement, as a condition to the sale of SPPC’s California assets which occurred on January 1, 2011 (see Note 16, Assets Held for Sale, of the Notes to Financial Statements in the 2011 Form 10-K). This decrease was partially offset by a $1.0 million increase in transmission service revenues.

Electric Operating Revenues – Other decreased by $2.6 million for the six months ended June 30, 2012, compared to the same period in 2011.  Approximately $3.4 million of the decrease is due to a decrease in revenues from energy sales to CalPeco, as discussed above. This decrease was partially offset by a $1.0 million increase in transmission service revenues.

Gas Operating Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Gas Operating Revenues:
Residential	$11,241	$18,074	(37.8)%	$37,799	$57,252	(34.0)%
Commercial	4,412	7,270	(39.3)%	15,378	24,546	(37.4)%
Industrial	1,495	2,584	(42.1)%	4,209	7,370	(42.9)%
Retail Revenues	17,148	27,928	(38.6)%	57,386	89,168	(35.6)%
Wholesale Revenues	1,640	7,737	(78.8)%	6,470	17,915	(63.9)%
Miscellaneous	756	783	(3.4)%	1,610	1,659	(3.0)%
Total Gas Revenues	$19,544	$36,448	(46.4)%	$65,466	$108,742	(39.8)%

Retail sales in thousands of Dths
Residential	1,263	1,718	(26.5)%	4,970	5,680	(12.5)%
Commercial	685	837	(18.2)%	2,565	2,838	(9.6)%
Industrial	247	316	(21.8)%	723	887	(18.5)%
Retail sales in thousands of Dths	2,195	2,871	(23.5)%	8,258	9,405	(12.2)%

Average retail revenue per Dth	$7.81	$9.73	(19.7)%	$6.95	$9.48	(26.7)%

 SPPC’s retail gas revenues decreased $10.8 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $6.9 million of the decrease is due to decreases in retail rates as a result of SPPC’s annual Deferred Energy case, effective October 1, 2011, and various BTER quarterly updates (see Note 3, Regulatory Actions of the Notes to Financial Statements).  Approximately $3.9 million of the decrease was a result of a decrease in heating degree days, as shown in the table above.

SPPC’s retail gas revenues decreased $31.8 million for the six months ended June 30, 2012, compared to the same periods in 2011.  Approximately $25.5 million of the decrease is due to decreases in retail rates as a result of SPPC’s annual Deferred Energy case, effective October 1, 2011, and various BTER quarterly updates (see Note 3, Regulatory Actions of the Notes to Financial Statements).   Approximately $6.6 million of the decrease was a result of a decrease in heating degree days, as shown in the table above.

Wholesale revenues decreased for the three and six months ended June 30, 2012 by $6.1 million and $11.4 million respectively, primarily due to a decrease in pipeline optimization.

Energy Costs

Energy Costs include purchased power and fuel for generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of purchased power versus fuel for generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	weather
•	plant outages
•	total system demand
•	resource constraints
•	transmission constraints
•	gas transportation constraints
•	natural gas constraints
•	long-term contracts
•	mandated power purchases
•	generation efficiency; and
•	volatility of commodity prices

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Energy Costs:
Fuel for power generation	$31,327	$42,059	(25.5)%	$67,813	$87,327	(22.3)%
Purchased power	28,816	37,900	(24.0)%	64,401	77,350	(16.7)%
Total Energy Costs	$60,143	$79,959	(24.8)%	$132,214	$164,677	(19.7)%

MWhs
MWhs Generated (in thousands)	1,138	977	16.5%	2,316	2,026	14.3%
Purchased Power (in thousands)	1,049	1,104	(5.0)%	2,060	2,203	(6.5)%
Total MWhs	2,187	2,081	5.1%	4,376	4,229	3.5%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$27.53	$43.05	(36.1)%	$29.28	$43.10	(32.1)%
Average cost per MWh of Purchased Power	$27.47	$34.33	(20.0)%	$31.26	$35.11	(11.0)%
Average total cost per MWh	$27.50	$38.42	(28.4)%	$30.21	$38.94	(22.4)%

Energy costs and average cost per MWh decreased for the three and six months ended June 30, 2012, compared to the same period in 2011 primarily due to lower natural gas prices and for the six month period a decrease in costs associated with hedging activities.

•

Fuel for generation costs decreased $10.7 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $14.1 million of the change is due to lower natural gas prices partially offset by an increase in volume of approximately $2.6 million.  Volume increased primarily due to increased customer usage as a result of increased usage by a mining customer.

Fuel for generation costs decreased $19.5 million for the six months ended June 30, 2012 compared to the same period in 2011.  Approximately $23.1 million of the change is due to lower natural gas prices partially offset by an increase in volume of approximately $6.3 million.  Volume increased primarily due to increased usage by a mining customer.

•

Purchased power costs decreased $9.1 million for the three months ended June 30, 2012 compared to the same period in 2011. Approximately $7.9 million of the decrease is primarily due to lower natural gas prices and approximately $1.6 million is due to decreased volume.  Volume decreased due to increased reliance on internal generation.

Purchased power costs decreased $12.9 million for the six months ended June 30, 2012 compared to the same period in 2011.  Approximately $8.8 million of the decrease is due to lower natural gas prices and approximately $3.9 million is due to decreased volume.  Volume decreased due to increased reliance on internal generation.  Purchased power costs were further decreased by $5.0 million due to a decrease in hedging activities.

Gas Purchased for Resale

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Gas purchased for resale	$9,492	$24,984	(62.0)%	$41,109	$77,616	(47.0)%
Gas purchased for resale (in thousands of Dths)	3,013	4,688	(35.7)%	11,287	13,837	(18.4)%
Average cost per Dth	$3.15	$5.33	(40.9)%	$3.64	$5.61	(35.1)%

Gas purchased for resale decreased by $15.5 million for the three months ended June 30, 2012, compared to the same period in 2011.  Approximately $10.0 million of the decrease is due to lower natural gas prices and approximately $5.3 million is due to a decrease in volume.  Volume decreased primarily due to a decrease in pipeline optimization and a decrease in heating degree days.

Gas purchased for resale decreased by $36.5 million for the six months ended June 30, 2012, compared to the same period in 2011.  Approximately $21.9 million of the decrease is due to lower natural gas prices and approximately $9.3 million is due to a decrease in volume.  Volume decreased primarily due to a decrease in pipeline optimization and a decrease in heating degree days.  Also contributing to the decrease in gas purchased for resale was a decrease in costs associated with hedging activities of approximately $5.3 million for the six month period.

Deferred Energy

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Deferral of energy - electric - net	$4,314	$(11,898)	(136.3)%	$(8,356)	$(23,829)	(64.9)%
Deferral of energy - gas - net	1,123	1,442	(22.1)%	(117)	4,691	(102.5)%
	$5,437	$(10,456)		$(8,473)	$(19,138)

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

Deferred energy – electric for the three months ended June 30, 2012 and 2011 include amortization of deferred energy of ($20.2) million and ($23.3) million, respectively; and an over-collection of amounts recoverable in rates of $24.5 million and $11.4 million, respectively.  Amounts for the six months ended June 30, 2012 and 2011 include amortization of deferred energy of ($45.7) million and ($48.3) million, respectively; and an over-collection of amounts recoverable in rates of $37.4 million and $24.5 million, respectively.

Deferred energy – gas for the three months ended June 30, 2012 and 2011 include amortization of deferred energy of ($4.3) million and ($3.3) million, respectively; and an over-collection of amounts recoverable in rates of $5.4 million and $4.7 million, respectively.  Amounts for the six months ended June 30, 2012 and 2011 include amortization of deferred energy of ($17.7) million and ($10.6) million, respectively; and an over-collection of amounts recoverable in rates of $17.6 million and $15.3 million, respectively.

Other Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Energy efficiency program costs	$3,400	$-	N/A	$7,051	$-	N/A
Other operating expenses	$33,654	$34,687	(3.0)%	$70,086	$74,903	(6.4)%
Maintenance	$7,662	$12,861	(40.4)%	$17,115	$20,286	(15.6)%
Depreciation and amortization	$27,185	$27,693	(1.8)%	$53,057	$53,122	(0.1)%

Energy efficiency program costs are conservation costs being recovered from ratepayers through EEPR revenues which were implemented in July 2011 (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K). Costs incurred prior to the implementation of the EEPR are recovered through general rates and amortized to other operating expense discussed below.  The EEPR mechanism is designed such that conservation costs are equal to revenues collected and any under/over collection is deferred as a regulatory asset/liability until rates are reset. As a result, amounts related to EEPR do not have an effect on gross margin, operating income or net income.

Other operating expense decreased $1.0 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $1.1 million in lower rate case expenses  and $0.7 million in lower distribution expenses. The decrease was partially offset by a $1.1 million increase in stock compensation costs due to higher stock prices and performance vesting.

Other operating expense decreased $4.8 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to $1.3 million in lower rate case expenses, $1.5 million in lower energy delivery costs and $0.9 million in lower benefit costs. The decrease was partially offset by a $0.8 million increase in stock compensation costs due to higher stock prices and performance vesting.

Maintenance expense decreased $5.2 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to $5.5 million of planned maintenance outages at the Valmy Generating Station.

Maintenance expense decreased $3.2 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to $5.6 million of planned maintenance outages in 2011 at the Valmy Generating Station, offset by $2.6 million of planned maintenance outages in 2012 at the Tracy Generating Station.

Depreciation and amortization for the three and six months ended June 30, 2012, compared to the same period in 2011, did not change materially.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Interest expense
(net of AFUDC-debt: $594, $505, $1,010 and $925)	$15,379	$16,774	(8.3)%	$32,352	$33,720	(4.1)%

Interest expense decreased $1.4 million for both the three and six months ended June 30, 2012, respectively,  as compared to the same period in 2011 primarily due to $1.2 million in decreased redeemed debt amortization expense.  See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2011 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)
	Three Months Ended June 30,			Six Months Ended June 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Interest expense on regulatory items	$(128)	$(1,505)	(91.5)%	$(314)	$(3,028)	(89.6)%
AFUDC-equity	$742	$667	11.2%	$1,261	$1,211	4.1%
Other income	$599	$602	(0.5)%	$2,782	$1,866	49.1%
Other expense	$(1,276)	$(3,554)	(64.1)%	$(2,611)	$(5,148)	(49.3)%

The decrease in interest expense on regulatory items of approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2012, respectively, as compared to the same period in 2011 is primarily attributable to $1.0 million and $2.0 million, for the three and six month periods, of interest expense related to lower over-collected deferred energy balances in 2012.

AFUDC-equity for the three and six months ended June 30, 2012 compared to the same period in 2011, did not change materially.

Other income was comparable for the three months ended June 30, 2012 compared to the same period in 2011.

Other income increased approximately $0.9 million for the six months ended June 30, 2011 compared to the same period in 2011.  The increase is primarily due to the settlement with CA ISO in 2011 recognized in 2012.  See Note 3, Regulatory Actions, FERC Matters, in the Notes to Financial Statements in the 2011 Form 10-K.

Other expense decreased $2.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 primarily due to the $2.8 million adjustment, recorded in 2011, as a result of an order from the PUCN adjusting EEIR revenue recorded in 2010.  For further discussion of the EEIR adjustment (See Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K).

Analysis of Cash Flows

SPPC’s cash flows decreased during the six months ended June 30, 2012, compared to the same period in 2011, due to a decrease in cash from operating and investing activities, offset partially by a reduction in cash used by financing activities.

Cash From Operating Activities. The decrease in cash from operating activities was primarily due to a change in payment terms with energy counterparties from weekly to monthly settlements in mid-2011, higher rebates for wind energy in 2012, the receipt of cash in 2011 under the affiliate tax sharing agreement and the timing of property tax payments.  These decreases were partially offset by a reduction in refunds of over-collected balances for energy, increased customer deposits and over-collections of EEPR.

Cash From Investing Activities. The decrease in cash from investing activities was primarily due to the proceeds from the sale of California Assets in 2011 and an increase in capital expenditures primarily for the NV Energize project in 2012.

Cash Used By Financing Activities. The decrease in cash used by financing activities is primarily due to a reduction in dividends to NVE and the repayment of draws under SPPC’s revolving credit facility in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

SPPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and the payment of interest on SPPC’s outstanding indebtedness.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as SPPC continues to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome and economic conditions.  Available liquidity as of June 30, 2012 was as follows (in millions):

Available Liquidity as of June 30, 2012 (in millions)
		SPPC
Cash and Cash Equivalents		$45.2
	Balance available on Revolving Credit Facility(1)	239.5
		$284.7

(1)		As of August 1, 2012, SPPC had approximately $239.5 million available under its revolving credit facility
		which includes reductions for letters of credits, as discussed below under Financing Transactions.

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

SPPC has no significant debt maturities in 2012.  However, SPPC’s $250 million 5.45% General and Refunding Notes, Series Q, will mature on September 1, 2013.  As of August 1, 2012, SPPC has no borrowings outstanding on its revolving credit facility, not including letters of credit.

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

During the six months ended June 30, 2012, SPPC paid dividends to NVE of $20 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.

During the six months ended June 30, 2012, there were no material changes to contractual obligations as set forth in SPPC’s 2011 Form 10-K.

Financing Transactions

$250 Million Revolving Credit Facility

In March 2012, SPPC terminated its $250 million secured revolving credit facility (which would have expired in April 2013) and replaced it with a $250 million revolving credit facility, maturing in March 2017 and secured by SPPC’s General and Refunding Mortgage Bond, Series S, in the aggregate principal amount of $250 million (the “SPPC Credit Agreement”). The administrative agent for the SPPC Credit Agreement is Wells Fargo Bank, National Association.  SPPC may use the facility for general corporate purposes and for the issuance of letters of credit.

The rate for outstanding loans under the SPPC Credit Agreement will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus 0.5% and the LIBOR Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin.  The margin varies based upon SPPC’s secured debt credit rating by S&P and Moody’s.  Currently, SPPC’s applicable base rate margin is 0.5% and the LIBOR rate margin is 1.5%. The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that SPPC did not meet the financial maintenance covenant or there is a different event of default, the SPPC Credit Agreement would restrict dividends to NVE. As of June 30, 2012, SPPC was in compliance with this covenant requirement.  Moreover, so long as SPPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that SPPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The SPPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the reduction in availability under the revolving credit facility to SPPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' hedging program, there was no negative mark-to-market exposure for SPPC as of August 1, 2012 that would impact borrowings.

Factors Affecting Liquidity

   Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of June 30, 2012, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.

Financing authority from the PUCN - As of June 30, 2012, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long-term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million.  On July 9, 2012, SPPC filed a new financing application with the PUCN which did not differ substantially from the current authority.  SPPC expects a decision on the application by December 2012;

b.

Financial covenants within SPPC’s financing agreements – Under the SPPC Credit Agreement, the Utility must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on June 30, 2012 financial statements, SPPC was in compliance with this covenant and could incur up to $905.8 million of additional indebtedness;

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

The SPPC Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of June 30, 2012, $1.5 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $773.0 million of additional General and Refunding Mortgage Securities as of June 30, 2012.  That amount is determined on the basis of:

1.	70% of net utility property additions; and/or
2.	The principal amount of retired General and Refunding Mortgage Securities.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

SPPC also has the ability to release property from the lien of the SPPC Indenture on the basis of net property additions, cash and/or retired bonds.  To the extent SPPC releases property from the lien of the SPPC Indenture, it will reduce the amount of securities issuable under the SPPC Indenture.

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under the SPPC Credit Agreement, the potential exposure of SPPC to collateral calls under various contracts, and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three NRSROs: Fitch, Moody’s and S&P.  As of June 30, 2012, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
SPPC	Sr. Secured Debt	BBB*	Baa1*	BBB*

*Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

Fitch’s rating outlook is positive, while Moody’s and S&P’s rating outlook is stable for NVE, NPC and SPPC.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in SPPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  According to the net mark-to-market value as of June 30, 2012, no amounts would be due to or from SPPC for all suppliers continuing to provide power under a WSPP agreement.  These contracts qualify for the normal purchases and normal sales scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

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

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under SPPC’s Financing Transactions, the availability under SPPC’s Credit Agreement is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of SPPC’s commodity hedging program, there was no negative mark-to-market exposure for SPPC as of August 1, 2012 that would impact credit availability.  If deemed prudent, SPPC may purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2012, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands):

	2012
	Expected Maturities
								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$195,000	$-	$-	$315,000	$510,000	$546,644
Average Interest Rate	-	-	2.81%	-	-	6.25%	4.93%	-

NPC
Fixed Rate	$-	$-	$125,000	$250,000	$210,000	$2,545,000	$3,130,000	$3,865,014
Average Interest Rate	-	-	7.38%	5.88%	5.95%	6.47%	6.42%	-

Variable Rate	$-	$-	$-	$-	$-	$283,775	$283,775	$277,699
Average Interest Rate	-	-	-	-	-	1.12%	1.12%	-

SPPC
Fixed Rate	$-	$250,000	$-	$-	$450,000	$251,742	$951,742	$1,127,272
Average Interest Rate	-	5.45%	-	-	6.00%	6.75%	6.05%	-

Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$190,989
Average Interest Rate	-	-	-	-	-	0.70%	0.70%	-

TOTAL DEBT	$-	$250,000	$320,000	$250,000	$660,000	$3,610,192	$5,090,192	$6,007,618

Commodity Price Risk

                See the 2011 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2011.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $49.0 million as of June 30, 2012, which compares to balances of $40.7 million at December 31, 2011, and $41.6 million at March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

                NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2012, the registrants’ disclosure controls and procedures were effective.

(b)     Change in internal controls over financial reporting.

There were no changes in the registrants’ internal controls over financial reporting in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal controls over financial reporting.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2011 Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarter ended March 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

                Not applicable.

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS

                (a)   Exhibits filed with this Form 10-Q:

(10)    NV Energy, Inc.:

10.1	Amended and Restated 2003 Non-Employee Director Stock Plan.
10.2	Employment letter dated May 25, 2012 for Jonathan S. Halkyard.

 (12)    NV Energy, Inc.:

12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Nevada Power Company:

12.2	Statement regarding computation of Ratios of Earnings to Fixed Charges.

          Sierra Pacific Power Company:

12.3	Statement regarding computation of Ratios of Earnings to Fixed Charges.

(31)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

31.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (32)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

32.1	Certification of Principal Executive Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Executive Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial Officer of NV Energy, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of Principal Financial Officer of Nevada Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Principal Financial Officer of Sierra Pacific Power Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)    NV Energy, Inc., Nevada Power Company and Sierra Pacific Power Company

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Calculation Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase
101.DEF	XBRL Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NV Energy, Inc.
(Registrant)

Date: August 2, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: August 2, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: August 2, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)