Form 10-Q
period 2012-09-30
NEVADA POWER CO; SIERRA PACIFIC POWER CO; NV ENERGY, INC.
filed 2012-11-08
CIK 71180, 90144, 741508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

	Registrant, Address of	I.R.S. Employer
	Principal Executive Offices	Identification	State of
Commission File Number	and Telephone Number	Number	Incorporation

1-08788	NV ENERGY, INC.	88-0198358	Nevada
6226 West Sahara Avenue
Las Vegas, Nevada 89146
(702) 402-5000

2-28348	NEVADA POWER COMPANY d/b/a	88-0420104	Nevada
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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 6, 2012
Common Stock, $1.00 par value of NV Energy, Inc.	235,414,553 Shares

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

NV ENERGY, INC. NEVADA POWER COMPANY SIERRA PACIFIC POWER COMPANY QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012 TABLE OF CONTENTS PART I – FINANCIAL INFORMATION

ACRONYMS AND TERMS

(The following common acronyms and terms are found in multiple locations within the document)

Acronym/Term	Meaning

2011 Form 10-K	NVE’s, NPC’s and SPPC’s Annual Report on Form 10-K for the year ended December 31, 2011
AFUDC-debt	Allowance for Borrowed Funds Used During Construction
AFUDC-equity	Allowance for Equity Funds Used During Construction
BOD	Board of Directors
BTER	Base Tariff Energy Rate
BTGR	Base Tariff General Rate
CA ISO	California Independent System Operator Corporation
California Assets	SPPC's California electric distribution and generation assets
CalPeco	California Pacific Electric Company
CDD	Cooling degree days
Clark Generating Station	550 MW nominally rated William Clark Generating Station
CWIP	Construction Work-in-Progress
dba	Doing business as
DEAA	Deferred Energy Accounting Adjustment
DSM	Demand Side Management
Dth	Decatherm
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EPA	Environmental Protection Agency
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Ltd.
Ft. Churchill Generating Station	226 megawatt nominally rated Fort Churchill Generating Station
GAAP	Generally Accepted Accounting Principles in the United States
GBT	Great Basin Transmission, LLC, a wholly owned subsidiary of Texas Nevada Transmission, LLC
GBT-South	Great Basin Transmission South, LLC, a wholly owned subsidiary of GBT
GRC	General Rate Case
Harry Allen Generating Station	142 megawatt nominally rated Harry Allen Generating Station, expanded in 2011 to 642 total MWs
HDD	Heating degree days
Higgins Generating Station	598 megawatt nominally rated Walter M. Higgins, III Generating Station
IRP	Integrated Resource Plan
kV	Kilovolt
Lenzie Generating Station	1,102 megawatt nominally rated Chuck Lenzie Generating Station
LIBOR	London Interbank Offered Rate
Mohave Generating Station	1,580 megawatt nominally rated Mohave Generating Station
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt hour
Navajo Generating Station	255 megawatt nominally rated Navajo Generating Station
NEICO	Nevada Electric Investment Company
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NOL	Net Operating Loss
NPC	Nevada Power Company d/b/a NV Energy
NPC Credit Agreement	$500 million Revolving Credit Facility entered into in March 2012 between NPC and Wells Fargo Bank,
N.A., as administrative agent for the lenders a party thereto
NPC Indenture	NPC’s General and Refunding Mortgage Indenture dated as of May 1, 2001, between NPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
NRSRO	Nationally Recognized Statistical Rating Organization
NVE	NV Energy, Inc.
NV Energize	A smart grid infrastructure that is expected to enable the widespread use of Smart Meters that will provide customers the ability to more directly manage their energy usage
ON Line	250 mile 500 kV transmission line connecting NVE’s northern and southern service territories
PEC	Portfolio Energy Credit
Portfolio Standard	Nevada Renewable Energy Portfolio Standard
PUCN	Public Utilities Commission of Nevada
Reid Gardner Generating Station	325 megawatt nominally rated Reid Gardner Generating Station
REPR	Renewable Energy Program Rate
ROE	Return on Equity
ROR	Rate of Return
S&P	Standard & Poor’s
Salt River	Salt River Project
SEC	United States Securities and Exchange Commission
Silverhawk Generating Station	395 megawatt nominally rated Silverhawk Generating Station
Smart Meters	Advanced service delivery meters installed as part of the NV Energize project

SNWA	Southern Nevada Water Authority
SPPC	Sierra Pacific Power Company d/b/a NV Energy
SPPC Credit Agreement	$250 million Revolving Credit Facility entered into in March 2012 between SPPC and Wells Fargo
Bank, N.A., as administrative agent for the lenders a party thereto
SPPC Indenture	SPPC’s General and Refunding Mortgage Indenture, dated as of May 1, 2001, between SPPC and the Bank of New York Mellon Trust Company, N.A., as Trustee
STPR	Solar Thermal Program Rate
Term Loan	$195 million loan agreement entered into on October 7, 2011 between NVE and JPMorgan Chase Bank, N.A., as administrative agent for the lenders a party thereto
TMWA	Truckee Meadows Water Authority
Tracy Generating Station	541 megawatt nominally rated Frank A. Tracy Generating Station
TRED	Temporary Renewable Energy Development
TUA	Transmission Use and Capacity Exchange Agreement with GBT-South
U.S.	United States of America
Utilities	Nevada Power Company and Sierra Pacific Power Company
Valmy Generating Station	261 megawatt nominally rated Valmy Generating Station
VIE	Variable Interest Entity
WSPP	Western Systems Power Pool

ITEM 1.                  FINANCIAL STATEMENTS

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

OPERATING REVENUES	$1,026,488	$1,017,796	$2,378,606	$2,333,710

OPERATING EXPENSES:
Fuel for power generation	171,316	216,779	400,936	519,920
Purchased power	205,686	223,348	486,894	518,672
Gas purchased for resale	5,382	10,137	46,491	87,753
Deferred energy	(29,036)	(33,620)	(30,285)	(43,678)
Energy efficiency program costs	32,584	23,047	76,609	23,047
Other operating expenses	100,108	104,598	307,080	308,119
Maintenance	19,014	11,369	76,190	73,317
Depreciation and amortization	94,512	93,737	281,690	266,445
Taxes other than income	15,682	15,205	44,457	46,134
Total Operating Expenses	615,248	664,600	1,690,062	1,799,729
OPERATING INCOME	411,240	353,196	688,544	533,981

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,976, $1,326, $5,479 and $10,371)	(73,667)	(80,496)	(226,162)	(238,718)
Interest income (expense) on regulatory items	(2,024)	(1,282)	(6,203)	(3,549)
AFUDC-equity	2,415	1,690	6,666	12,854
Other income	8,827	1,611	19,312	6,351
Other expense	(4,209)	(9,857)	(11,909)	(23,600)
Total Other Income (Expense)	(68,658)	(88,334)	(218,296)	(246,662)
Income Before Income Tax Expense	342,582	264,862	470,248	287,319

Income tax expense	119,412	91,400	165,466	98,639

NET INCOME	223,170	173,462	304,782	188,680

Other comprehensive income (loss):
Change in compensation retirement benefits liability and amortization
(Net of taxes $(74), $(293), $(246) and $(1,302))	155	544	464	2,417
Change in market value of risk management assets and liabilities
(Net of taxes $91, $0, $355 and $0)	(193)	-	(668)	-

OTHER COMPREHENSIVE INCOME (LOSS)	(38)	544	(204)	2,417

COMPREHENSIVE INCOME	$223,132	$174,006	$304,578	$191,097

Amount per share basic and diluted - (Note 8)
Net income per share - basic	$0.95	$0.74	$1.29	$0.80
Net income per share - diluted	$0.94	$0.73	$1.28	$0.80
Weighted Average Shares of Common Stock Outstanding - basic	235,961,402	235,990,373	235,986,874	235,796,321
Weighted Average Shares of Common Stock Outstanding - diluted	238,121,732	237,901,330	237,850,530	237,320,796
Dividends Declared Per Share of Common Stock	$0.17	$0.12	$0.47	$0.36

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$207,903	$145,944
Accounts receivable less allowance for uncollectible accounts:
2012 - $9,750; 2011 - $8,150	511,107	355,091
Materials, supplies and fuel, at average cost	147,984	129,663
Current income taxes receivable	-	82
Deferred income taxes	165,015	104,958
Other current assets	47,172	36,782
Total Current Assets	1,079,181	772,520

Utility Property:
Plant in service	12,074,285	11,923,717
Construction work-in-progress	658,494	487,427
Total	12,732,779	12,411,144
Less accumulated provision for depreciation	3,351,132	3,184,071
Total Utility Property, Net	9,381,647	9,227,073

Investments and other property, net	58,666	57,021

Deferred Charges and Other Assets:
Deferred energy (Note 3)	90,244	102,525
Regulatory assets	1,121,185	1,186,127
Regulatory asset for pension plans	207,137	215,656
Other deferred charges and assets	77,999	74,206
Total Deferred Charges and Other Assets	1,496,565	1,578,514

TOTAL ASSETS	$12,016,059	$11,635,128

	(Continued)

	NV ENERGY, INC.
	CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands, Except Share Amounts)
	(Unaudited)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011

Current Liabilities:
Current maturities of long-term debt (Note 4)	$258,024	$139,985
Accounts payable	322,940	312,990
Accrued expenses	101,199	128,144
Deferred energy (Note 3)	214,181	245,164
Other current liabilities	68,172	65,572
Total Current Liabilities	964,516	891,855

Long-term debt (Note 4)	4,766,563	5,008,931

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,546,998	1,306,510
Deferred investment tax credit	14,109	16,140
Accrued retirement benefits	79,405	92,351
Regulatory liabilities	541,823	486,259
Other deferred credits and liabilities	507,417	427,003
Total Deferred Credits and Other Liabilities	2,689,752	2,328,263

Shareholders' Equity:
Common stock, $1.00 par value; 350 million shares authorized; 235,999,750 issued
for 2012 and 2011; 235,747,750 and 235,999,750 outstanding for 2012 and 2011, respectively	236,000	236,000
Treasury stock, at cost, 252,000 shares and 0 shares for 2012 and 2011, respectively	(4,509)	-
Other paid-in capital	2,713,736	2,713,736
Retained earnings	658,139	464,277
Accumulated other comprehensive loss	(8,138)	(7,934)
Total Shareholders' Equity	3,595,228	3,406,079

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,016,059	$11,635,128

The accompanying notes are an integral part of the financial statements.

(Concluded)

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$304,782	$188,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	281,690	266,445
Deferred taxes and deferred investment tax credit	187,229	99,920
AFUDC-equity	(6,666)	(12,854)
Deferred energy	(18,702)	(20,802)
Amortization of other regulatory assets	114,626	124,213
Deferred rate increase	2,252	65,306
Other, net	(50,012)	27,546
Changes in certain assets and liabilities:
Accounts receivable	(151,420)	(132,078)
Materials, supplies and fuel	(18,034)	(26,290)
Other current assets	(10,390)	(5,242)
Accounts payable	22,646	32,397
Accrued retirement benefits	(12,946)	167
Other current liabilities	(23,643)	(37,869)
Other deferred assets	(3,572)	(14,982)
Other regulatory assets	34,420	(72,480)
Other deferred liabilities	(8,066)	(15,043)
Net Cash from Operating Activities	644,194	467,034

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(387,790)	(469,870)
Proceeds from sale of asset	-	166,603
Customer advances for construction	(1,508)	(7,159)
Contributions in aid of construction	63,864	79,343
Investments and other property - net	217	410
Net Cash used by Investing Activities	(325,217)	(230,673)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	130,764	386,784
Retirement of long-term debt	(272,353)	(480,689)
Settlement of interest rate lock	-	(14,944)
Sale of common stock	-	8,681
Common stock repurchased	(4,509)	-
Dividends paid	(110,920)	(84,907)
Net Cash used by Financing Activities	(257,018)	(185,075)

Net Increase in Cash and Cash Equivalents	61,959	51,286
Beginning Balance in Cash and Cash Equivalents	145,944	86,189
Ending Balance in Cash and Cash Equivalents	$207,903	$137,475

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$237,262	$251,011
Income taxes	$151	$1
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$132,112	$158,849

The accompanying notes are an integral part of the financial statements.

NV ENERGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

							Accumulated
	Common	Common	Treasury	Treasury	Other		Other	Total
	Stock	Stock	Stock	Stock	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2010	235,322,553	$235,323	-	$-	$2,705,954	$416,432	$(6,891)	$3,350,818
Net Income	-	-	-	-	-	188,680	-	188,680
Dividend Reinvestment and Employee
Benefits	677,196	677	-	-	7,692	-	-	8,369
Tax benefit from stock options exercised	-	-	-	-	312	-	-	312
Change in compensation retirement benefits
liability and amortization (net of taxes $(1,302))	-	-	-	-	-	-	2,417	2,417
Dividends Declared	-	-	-	-	-	(84,907)	-	(84,907)
September 30, 2011	235,999,749	$236,000	-	$-	$2,713,958	$520,205	$(4,474)	$3,465,689

December 31, 2011	235,999,750	$236,000	-	$-	$2,713,736	$464,277	$(7,934)	$3,406,079
Net Income	-	-	-	-	-	304,782	-	304,782
Change in compensation retirement benefits
liability and amortization (net of taxes $(246))	-	-	-	-	-	-	464	464
Change in market value of risk management
assets and liabilities (net of taxes $355)	-	-	-	-	-	-	(668)	(668)
Common stock repurchased	-	-	(252,000)	(4,509)	-	-	-	(4,509)
Dividends Declared	-	-	-	-	-	(110,920)	-	(110,920)
September 30, 2012	235,999,750	$236,000	(252,000)	$(4,509)	$2,713,736	$658,139	$(8,138)	$3,595,228

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

OPERATING REVENUES	$802,334	$798,914	$1,751,165	$1,662,880

OPERATING EXPENSES:
Fuel for power generation	123,992	162,976	285,799	378,790
Purchased power	171,687	181,733	388,494	399,707
Deferred energy	(22,685)	(10,354)	(15,461)	(1,274)
Energy efficiency program costs	28,492	20,451	65,466	20,451
Other operating expenses	65,372	68,004	200,484	195,040
Maintenance	12,533	3,460	52,594	45,122
Depreciation and amortization	66,975	67,212	201,096	186,798
Taxes other than income	9,743	9,105	26,793	28,209
Total Operating Expenses	456,109	502,587	1,205,265	1,252,843
OPERATING INCOME	346,225	296,327	545,900	410,037

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $1,528, $842, $4,021 and $8,962)	(51,784)	(55,267)	(158,791)	(163,036)
Interest income (expense) on regulatory items	(1,623)	(82)	(5,488)	679
AFUDC-equity	1,833	1,026	4,823	10,979
Other income	7,096	594	14,197	2,708
Other expense	(2,823)	(7,324)	(7,162)	(15,235)
Total Other Expense	(47,301)	(61,053)	(152,421)	(163,905)
Income Before Income Tax Expense	298,924	235,274	393,479	246,132

Income tax expense	103,754	80,666	137,328	84,481

NET INCOME	195,170	154,608	256,151	161,651

Other comprehensive income:
Change in compensation retirement benefits liability and amortization
(Net of taxes $(33), $(41), $(103) and $(554))	65	75	192	1,028

COMPREHENSIVE INCOME	$195,235	$154,683	$256,343	$162,679

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$124,505	$65,887
Accounts receivable less allowance for uncollectible accounts:
2012 - $8,514; 2011 - $6,751	397,954	233,096
Materials, supplies and fuel, at average cost	77,919	72,529
Deferred income taxes	132,663	88,782
Other current assets	32,658	28,943
Total Current Assets	765,699	489,237

Utility Property:
Plant in service	8,396,240	8,345,771
Construction work-in-progress	519,218	352,541
Total	8,915,458	8,698,312
Less accumulated provision for depreciation	2,041,170	1,906,617
Total Utility Property, Net	6,874,288	6,791,695

Investments and other property, net	51,875	50,768

Deferred Charges and Other Assets:
Deferred energy (Note 3)	90,244	102,525
Regulatory assets	820,372	852,989
Regulatory asset for pension plans	104,053	108,528
Other deferred charges and assets	59,060	46,855
Total Deferred Charges and Other Assets	1,073,729	1,110,897

TOTAL ASSETS	$8,765,591	$8,442,597

(Continued)

	NEVADA POWER COMPANY
	CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands, Except Share Amounts)
	(Unaudited)

	September 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$7,930	$139,985
Accounts payable	204,148	182,183
Accounts payable, affiliated companies	42,915	28,429
Accrued expenses	60,942	89,311
Deferred energy (Note 3)	140,183	159,799
Other current liabilities	54,133	50,725
Total Current Liabilities	510,251	650,432

Long-term debt (Note 4)	3,328,281	3,319,605

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	1,187,617	997,921
Deferred investment tax credit	4,976	6,098
Accrued retirement benefits	13,163	9,454
Regulatory liabilities	317,993	274,951
Other deferred credits and liabilities	416,990	335,159
Total Deferred Credits and Other Liabilities	1,940,739	1,623,583

Shareholder's Equity:
Common stock, $1.00 par value; 1,000 shares authorized
issued and outstanding for 2012 and 2011	1	1
Other paid-in capital	2,308,219	2,308,219
Retained earnings	682,025	544,874
Accumulated other comprehensive loss	(3,925)	(4,117)
Total Shareholder's Equity	2,986,320	2,848,977

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$8,765,591	$8,442,597

The accompanying notes are an integral part of the financial statements.

(Concluded)

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$256,151	$161,651
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	201,096	186,798
Deferred taxes and deferred investment tax credit	150,289	85,488
AFUDC-equity	(4,823)	(10,979)
Deferred energy	(7,335)	14,651
Amortization of other regulatory assets	56,012	62,994
Deferred rate increase	2,252	65,306
Other, net	(35,553)	19,889
Changes in certain assets and liabilities:
Accounts receivable	(164,858)	(145,862)
Materials, supplies and fuel	(5,119)	(9,100)
Other current assets	(3,715)	(3,307)
Accounts payable	53,985	26,434
Accrued retirement benefits	3,708	3,971
Other current liabilities	(25,246)	(32,523)
Other deferred assets	(2,412)	(13,788)
Other regulatory assets	50,008	(44,383)
Other deferred liabilities	(10,412)	(16,676)
Net Cash from Operating Activities	514,028	350,564

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(232,608)	(367,097)
Proceeds from sale of asset	-	31,997
Customer advances for construction	713	(2,165)
Contributions in aid of construction	34,274	64,617
Investments and other property - net	193	395
Net Cash used by Investing Activities	(197,428)	(272,253)

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	132,259	386,884
Retirement of long-term debt	(271,241)	(464,575)
Settlement of interest rate lock	-	(14,944)
Additional investment by parent company	-	54,000
Dividends paid	(119,000)	(65,000)
Net Cash used by Financing Activities	(257,982)	(103,635)

Net Increase (Decrease) in Cash and Cash Equivalents	58,618	(25,324)
Beginning Balance in Cash and Cash Equivalents	65,887	60,077
Ending Balance in Cash and Cash Equivalents	$124,505	$34,753

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$177,459	$182,992
Income taxes	$1	$1
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$111,052	$141,384

The accompanying notes are an integral part of the financial statements.

NEVADA POWER COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
	Common	Common	Other		Other	Total
	Stock	Stock	Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2010	1,000	$1	$2,254,219	$511,288	$(3,876)	$2,761,632
Net Income	-	-	-	161,651	-	161,651
Capital contribution from parent	-	-	54,000	-	-	54,000
Change in compensation retirement benefits liability
and amortization (net of taxes $(554))	-	-	-	-	1,028	1,028
Dividends declared	-	-	-	(65,000)	-	(65,000)
September 30, 2011	1,000	$1	$2,308,219	$607,939	$(2,848)	$2,913,311

December 31, 2011	1,000	$1	$2,308,219	$544,874	$(4,117)	$2,848,977
Net Income	-	-	-	256,151	-	256,151
Change in compensation retirement benefits liability
and amortization (net of taxes $(103))	-	-	-	-	192	192
Dividends Declared	-	-	-	(119,000)	-	(119,000)
September 30, 2012	1,000	$1	$2,308,219	$682,025	$(3,925)	$2,986,320

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Electric	$212,073	$202,263	$549,886	$545,462
Gas	12,077	16,615	77,543	125,357
Total Operating Revenues	224,150	218,878	627,429	670,819

OPERATING EXPENSES:
Fuel for power generation	47,324	53,803	115,137	141,130
Purchased power	33,999	41,615	98,400	118,965
Gas purchased for resale	5,382	10,137	46,491	87,753
Deferral of energy - electric - net	(5,498)	(22,095)	(13,854)	(45,924)
Deferral of energy - gas - net	(853)	(1,171)	(970)	3,520
Energy efficiency program costs	4,092	2,596	11,143	2,596
Other operating expenses	34,128	35,933	104,214	110,836
Maintenance	6,481	7,909	23,596	28,195
Depreciation and amortization	27,537	26,525	80,594	79,647
Taxes other than income	5,894	6,052	17,382	17,675
Total Operating Expenses	158,486	161,304	482,133	544,393
OPERATING INCOME	65,664	57,574	145,296	126,426

OTHER INCOME (EXPENSE):
Interest expense
(net of AFUDC-debt: $448, $484, $1,458 and $1,409)	(15,298)	(16,861)	(47,650)	(50,581)
Interest expense on regulatory items	(401)	(1,200)	(715)	(4,228)
AFUDC-equity	582	664	1,843	1,875
Other income	1,399	810	4,181	2,676
Other expense	(998)	(2,255)	(3,609)	(7,403)
Total Other Income (Expense)	(14,716)	(18,842)	(45,950)	(57,661)
Income Before Income Tax Expense	50,948	38,732	99,346	68,765

Income tax expense	16,521	13,396	33,596	23,341

NET INCOME	34,427	25,336	65,750	45,424

Other comprehensive income:
Change in compensation retirement benefits liability and amortization
(Net of taxes $(22), $(150), $(68) and $(1,201))	42	279	127	2,230

COMPREHENSIVE INCOME	$34,469	$25,615	$65,877	$47,654

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

September 30,	December 31,
2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$51,736	$55,195
Accounts receivable less allowance for uncollectible accounts:
2012 - $1,236; 2011 - $1,399	112,925	121,863
Materials, supplies and fuel, at average cost	70,065	57,134
Intercompany income taxes receivable	10,351	10,351
Deferred income taxes	42,464	32,311
Other current assets	14,019	7,504
Total Current Assets	301,560	284,358

Utility Property:
Plant in service	3,678,045	3,577,946
Construction work-in-progress	139,276	134,886
Total	3,817,321	3,712,832
Less accumulated provision for depreciation	1,309,962	1,277,454
Total Utility Property, Net	2,507,359	2,435,378

Investments and other property, net	6,438	5,901

Deferred Charges and Other Assets:
Regulatory assets	300,813	333,138
Regulatory asset for pension plans	100,270	104,159
Other deferred charges and assets	13,440	21,074
Total Deferred Charges and Other Assets	414,523	458,371

TOTAL ASSETS	$3,229,880	$3,184,008

(Continued)

SIERRA PACIFIC POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Amounts)
(Unaudited)

	September 30,	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Current maturities of long-term debt (Note 4)	$250,094	$-
Accounts payable	83,714	99,897
Accounts payable, affiliated companies	27,807	27,788
Accrued expenses	29,137	32,840
Deferred energy (Note 3)	73,998	85,365
Other current liabilities	14,040	14,846
Total Current Liabilities	478,790	260,736

Long-term debt (Note 4)	928,282	1,179,326

Commitments and Contingencies (Note 7)

Deferred Credits and Other Liabilities:
Deferred income taxes	449,708	398,787
Deferred investment tax credit	9,133	10,042
Accrued retirement benefits	55,819	74,297
Regulatory liabilities	223,830	211,308
Other deferred credits and liabilities	63,899	74,970
Total Deferred Credits and Other Liabilities	802,389	769,404

Total Shareholder's Equity
Common stock, $3.75 par value; 20,000,000 shares authorized
1,000 shares issued and outstanding for 2012 and 2011	4	4
Other paid-in capital	1,111,262	1,111,262
Retained deficit	(89,590)	(135,340)
Accumulated other comprehensive loss	(1,257)	(1,384)
Total Shareholder's Equity	1,020,419	974,542

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,229,880	$3,184,008

The accompanying notes are an integral part of the financial statements.

(Concluded)

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:
Net Income	$65,750	$45,424
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	80,594	79,647
Deferred taxes and deferred investment tax credit	42,809	23,296
AFUDC-equity	(1,843)	(1,875)
Deferred energy	(11,367)	(35,453)
Amortization of other regulatory assets	58,484	59,855
Other, net	(15,532)	8,546
Changes in certain assets and liabilities:
Accounts receivable	13,452	13,917
Materials, supplies and fuel	(12,915)	(17,190)
Other current assets	(6,512)	(964)
Accounts payable	(21,002)	12,833
Accrued retirement benefits	(18,477)	(4,504)
Other current liabilities	(3,522)	(6,447)
Other deferred assets	(1,160)	(1,194)
Other regulatory assets	(15,588)	(28,097)
Other deferred liabilities	(6,282)	(2,501)
Net Cash from Operating Activities	146,889	145,293

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
Additions to utility plant (excluding AFUDC-equity)	(155,182)	(102,773)
Proceeds from sale of asset	-	134,606
Customer advances for construction	(2,221)	(4,994)
Contributions in aid of construction	29,590	14,726
Investments and other property - net	24	15
Net Cash from (used by) Investing Activities	(127,789)	41,580

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of costs	(1,447)	-
Retirement of long-term debt	(1,112)	(16,114)
Dividends paid	(20,000)	(114,000)
Net Cash used by Financing Activities	(22,559)	(130,114)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,459)	56,759
Beginning Balance in Cash and Cash Equivalents	55,195	9,552
Ending Balance in Cash and Cash Equivalents	$51,736	$66,311

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$45,772	$45,632
Significant non-cash transactions:
Accrued construction expenses as of September 30,	$21,060	$17,465
The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

(Unaudited)

					Accumulated
	Common	Common	Other		Other	Total
	Stock	Stock	Paid-In	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
December 31, 2010	1,000	$4	$1,111,262	$(135,226)	$(2,620)	$973,420
Net Income	-	-	-	45,424	-	45,424
Tax benefit from stock options exercised	-	-	312	-	-	312
Change in compensation retirement benefits liability
and amortization (net of taxes $(1,201))	-	-	-	-	2,230	2,230
Dividends Declared	-	-	-	(60,000)	-	(60,000)
September 30, 2011	1,000	$4	$1,111,574	$(149,802)	$(390)	$961,386

December 31, 2011	1,000	$4	$1,111,262	$(135,340)	$(1,384)	$974,542
Net Income	-	-	-	65,750	-	65,750
Change in compensation retirement benefits liability
and amortization (net of taxes $(68))	-	-	-	-	127	127
Dividends Declared	-	-	-	(20,000)	-	(20,000)
September 30, 2012	1,000	$4	$1,111,262	$(89,590)	$(1,257)	$1,020,419

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

                The results of operations and cash flows of NVE, NPC and SPPC for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Reclassifications

                Certain financial statement line items for prior periods have been reclassified to conform with current year presentation.  The reclassifications have not affected previously reported reports of operations, statements of financial position or shareholders’ equity.

Accounting Policies

      Consolidations of VIEs

To identify potential variable interests, management reviewed contracts under leases, long-term purchase power contracts, tolling contracts and jointly owned facilities.  The Utilities identified certain long-term purchase power contracts that could be defined as variable interests.  However, the Utilities are not the primary beneficiary as they primarily lacked the power to direct the activities of the entity, including the ability to operate the generating facilities and make management decisions.  The Utilities' maximum exposure to loss is limited to the cost of replacing these purchase power contracts if the providers are unable to deliver power.  However, the Utilities believe their exposure is mitigated as they would likely recover these costs through their deferred energy accounting mechanism.  As of September 30, 2012, the carrying amount of assets and liabilities in the Utilities’ balance sheets that relate to their involvement with VIEs are predominately related to working capital accounts and generally represent the amounts owed by the Utilities for the deliveries associated with the current billing cycle under the contracts.

      Derivatives and Hedging Activities

NVE, NPC and SPPC apply the accounting guidance as required by the Derivatives and Hedging Topic of the FASC.  The accounting guidance for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of the derivative instruments in earnings in the period of change, unless the derivative meets certain defined conditions and qualifies as an effective hedge.  The accounting guidance for derivative instruments also provides a scope exception for commodity contracts that meet the normal purchases and normal sales criteria specified in the standard.  The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that are designated as normal purchases and normal sales are accounted for under deferred energy accounting and not recorded on the consolidated balance sheets of NVE and the Utilities at fair value. As a result of the suspension of the Utilities’ commodity hedging program, derivative transactions were immaterial for the period ended September 30, 2012.

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

Three Months Ended
September 30, 2012	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,026,488	$4	$802,334	$224,150	$212,073	$12,077

Energy Costs:
Fuel for power generation	171,316	-	123,992	47,324	47,324	-
Purchased power	205,686	-	171,687	33,999	33,999	-
Gas purchased for resale	5,382	-	-	5,382	-	5,382
Deferred energy	(29,036)	-	(22,685)	(6,351)	(5,498)	(853)
Energy efficiency program costs	32,584	-	28,492	4,092	4,092	-
Total Costs	$385,932	$-	$301,486	$84,446	$79,917	$4,529

Gross Margin	$640,556	$4	$500,848	$139,704	$132,156	$7,548

Other operating expenses	100,108	608	65,372	34,128
Maintenance	19,014	-	12,533	6,481
Depreciation and amortization	94,512	-	66,975	27,537
Taxes other than income	15,682	45	9,743	5,894

Operating Income (Loss)	$411,240	$(649)	$346,225	$65,664

Nine Months Ended
September 30, 2012	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$2,378,606	$12	$1,751,165	$627,429	$549,886	$77,543

Energy Costs:
Fuel for power generation	400,936	-	285,799	115,137	115,137	-
Purchased power	486,894	-	388,494	98,400	98,400	-
Gas purchased for resale	46,491	-	-	46,491	-	46,491
Deferred energy	(30,285)	-	(15,461)	(14,824)	(13,854)	(970)
Energy efficiency program costs	76,609	-	65,466	11,143	11,143	-
Total Costs	$980,645	$-	$724,298	$256,347	$210,826	$45,521

Gross Margin	$1,397,961	$12	$1,026,867	$371,082	$339,060	$32,022

Other operating expenses	307,080	2,382	200,484	104,214
Maintenance	76,190	-	52,594	23,596
Depreciation and amortization	281,690	-	201,096	80,594
Taxes other than income	44,457	282	26,793	17,382

Operating Income (Loss)	$688,544	$(2,652)	$545,900	$145,296

Three Months Ended
September 30, 2011	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$1,017,796	$4	$798,914	$218,878	$202,263	$16,615

Energy Costs:
Fuel for power generation	216,779	-	162,976	53,803	53,803	-
Purchased power	223,348	-	181,733	41,615	41,615	-
Gas purchased for resale	10,137	-		10,137	-	10,137
Deferred energy	(33,620)	-	(10,354)	(23,266)	(22,095)	(1,171)
Energy efficiency program costs	23,047	-	20,451	2,596	2,596	-
Total Costs	$439,691	$-	$354,806	$84,885	$75,919	$8,966

Gross Margin	$578,105	$4	$444,108	$133,993	$126,344	$7,649

Other operating expenses	104,598	661	68,004	35,933
Maintenance	11,369	-	3,460	7,909
Depreciation and amortization	93,737	-	67,212	26,525
Taxes other than income	15,205	48	9,105	6,052

Operating Income (Loss)	$353,196	$(705)	$296,327	$57,574

Nine Months Ended
September 30, 2011	NVE
	Consolidated	NVE Other	NPC Electric	SPPC Total	SPPC Electric	SPPC Gas
Operating Revenues	$2,333,710	$11	$1,662,880	$670,819	$545,462	$125,357

Energy Costs:
Fuel for power generation	519,920	-	378,790	141,130	141,130	-
Purchased power	518,672	-	399,707	118,965	118,965	-
Gas purchased for resale	87,753	-	-	87,753	-	87,753
Deferred Energy	(43,678)	-	(1,274)	(42,404)	(45,924)	3,520
Energy efficiency program costs	23,047	-	20,451	2,596	2,596	-
Total Costs	$1,105,714	$-	$797,674	$308,040	$216,767	$91,273

Gross Margin	$1,227,996	$11	$865,206	$362,779	$328,695	$34,084

Other operating expenses	308,119	2,243	195,040	110,836
Maintenance	73,317	-	45,122	28,195
Depreciation and amortization	266,445	-	186,798	79,647
Taxes other than income	46,134	250	28,209	17,675

Operating Income (Loss)	$533,981	$(2,482)	$410,037	$126,426

NOTE 3.                REGULATORY ACTIONS

NPC and SPPC follow deferred energy accounting.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K for additional information regarding deferred energy accounting by the Utilities.

The following deferred energy amounts were included in the consolidated balance sheets as of September 30, 2012 (dollars in thousands):

	September 30, 2012
	NVE Total	NPC Electric	SPPC Electric	SPPC Gas
Nevada Deferred Energy
Cumulative Deferred Balance authorized in 2012 DEAA	$(262,845)	$(177,336)	$(56,422)	$(29,087)
2012 Amortization	233,659	148,747	65,038	19,874
2012 Deferred Energy Over Collections (1)	(199,905)	(126,504)	(53,440)	(19,961)
Nevada Deferred Energy Balance at September 30, 2012 - Subtotal	$(229,091)	$(155,093)	$(44,824)	$(29,174)
Reinstatement of deferred energy (effective 6/07, 10 years)	105,154	105,154	-	-
Total Deferred Energy	$(123,937)	$(49,939)	$(44,824)	$(29,174)

Deferred Assets
Deferred energy	$90,244	$90,244	$-	$-
Current Liabilities
Deferred energy	(214,181)	(140,183)	(44,824)	(29,174)
Total Net Deferred Energy	$(123,937)	$(49,939)	$(44,824)	$(29,174)

(1)	These deferred energy over collections are subject to quarterly rate resets as discussed in Note 3, Regulatory Actions, of the Notes to
Financial Statements in the 2011 Form 10-K.

Nevada Power Company

        NPC 2012 DEAA, TRED and REPR, Rate Filings

           In March 2012, NPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ending December 31, 2011, to reset the TRED and REPR rate elements and to retire the unamortized balance of NPC’s 2008 GRC deferred rate increase, as discussed in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.  In September 2012, the PUCN issued its final order which resulted in an overall increase in revenue requirement of approximately

$37.7 million for the 2008 GRC deferred rate increase, REPR and TRED effective October 2012. Included in its September order are immaterial adjustments to deferred fuel and purchase power balances and a requirement to increase the REPR rate to include prospective customer incentives associated primarily with its solar rebate programs.

          NPC 2012 EEIR, EEPR Rate Filings

Subsequent to filing NPC’s DEAA, TRED, and REPR rate filings in March 2012, the PUCN issued a final order in NPC’s Annual Demand Side Management Update Report, requiring NPC to revise all lighting-specific calculations used in the EEIR and EEPR rate applications.  As a result, the parties agreed to bifurcate the EEIR and EEPR portions of the March filing to allow NPC to amend the EEIR and EEPR rate requests using revised lighting-specific calculations and to hold a separate hearing on these components.  In July 2012, NPC filed an amended EEIR and EEPR rate request and upon final hearing (currently scheduled in early November 2012), and approval of the amendments by the PUCN, rates for the EEIR and EEPR components would become effective January 2013.

        The September PUCN approval of the 2012 DEAA, TRED and REPR application and the July 2012 EEIR and EEPR amendment include the following (dollars in millions):

			Authorized/
			Requested	Present	$ Change in
		Effective	Revenue	Revenue	Revenue
		Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
	2008 GRC Deferred Rate Increase(1)	Oct. 2012	$11.5	$-	$11.5
	REPR(2)	Oct. 2012	37.4	8.5	28.9
	TRED(2)	Oct. 2012	15.3	18.0	(2.7)
	EEPR Base(2)	Jan. 2013	33.1	57.3	(24.2)
	EEPR Amortization(2)	Jan. 2013	8.9	21.2	(12.3)
	EEIR Base	Jan. 2013	11.0	16.8	(5.8)
	EEIR Amortization	Jan. 2013	10.4	4.8	5.6
	Total Revenue Requirement		$127.6	$126.6	$1.0

(1)	This rate request represents revenues previously recorded as a result of NPC's 2008 GRC. As such, NPC will not record further
	revenue related to this rate component, but will collect such amounts from its customers. Reference Note 3,
	Regulatory Actions, NPC 2008 GRC, of the Notes to Financial Statements in the 2011 Form 10-K.
(2)	Represents programs that require the Utilities to collect funds from customers for which the related costs are equal to the revenues collected.
	As a result, such programs have no effect on Operating or Net Income.

          NPC Petition for Declaratory Order and Accounting Guidance - Telecommunication Tower Sale

In March 2012, NPC filed a petition with the PUCN to obtain a declaratory order and the accounting guidance necessary to establish a regulatory account for the gain on sale of NPC’s telecommunication towers to Global Tower Partners, LLC in August 2011 as discussed in Note 16, Assets Held for Sale, of the Notes to Financial Statements of the 2011 Form 10-K.  In July 2012, the PUCN approved a stipulation between NPC, the Bureau of Consumer Protection, and PUCN staff that provides for an allocation of $27.3 million of the approximate $32.0 million gain on sale to the ratepayers. The amortization of the gain will coincide with the rate effective date of NPC’s next GRC, which is mandated in 2015.  In the quarter ended September 30, 2012, NPC recorded approximately $5.5 million, including an adjustment to previously recorded carrying charges to other income for the remaining balance of the gain on sale.

Sierra Pacific Power Company

        SPPC 2012 Electric DEAA, TRED and REPR Rate Filings

In March 2012, SPPC filed an application for the PUCN to review fuel and purchased power transactions for the 12-month period ending December 31, 2011 and to reset the TRED and REPR rate elements.   In September 2012, the PUCN issued its final order which resulted in an overall increase in revenue requirement of $1.7 million for the REPR and TRED effective October 2012. Included in its September order are immaterial adjustments to deferred fuel and purchase power balances and a requirement to increase the REPR rate to include prospective customer incentives associated primarily with its solar rebate programs.

          SPPC 2012 EEIR, EEPR Rate Filings

Subsequent to filing SPPC’s DEAA, TRED, and REPR rate filings in March 2012, the PUCN issued a final order in SPPC’s Annual Demand Side Management Update Report, requiring SPPC to revise all lighting-specific calculations used in the EEIR and EEPR rate applications.  As a result, the parties agreed to bifurcate the EEIR and EEPR portions of the March filing to allow SPPC to amend the EEIR and EEPR rate requests using revised lighting-specific calculations and to hold a separate hearing on these components.  In July 2012, SPPC filed an amended EEIR and EEPR rate request and upon final hearing (currently scheduled in early November 2012) and approval of the amendments by the PUCN, rates for the EEIR and EEPR components would become effective January 2013.

  The September PUCN approval of the 2012 DEAA, TRED and REPR application and the July 2012 EEIR and EEPR amendment include the following (dollars in millions):

			Authorized/
			Requested	Present	$ Change in
		Effective	Revenue	Revenue	Revenue
		Date	Requirement	Requirement	Requirement
Revenue Requirement Subject To Change:
	REPR (1)	Oct. 2012	$43.3	$38.5	$4.8
	TRED (1)	Oct. 2012	6.1	9.2	(3.1)
	EEPR Base (1)	Jan. 2013	5.4	9.8	(4.4)
	EEPR Amortization (1)	Jan. 2013	1.7	4.7	(3.0)
	EEIR Base	Jan. 2013	4.9	3.1	1.8
	EEIR Amortization	Jan. 2013	1.9	0.5	1.4
	Total Revenue Requirement		$63.3	$65.8	$(2.5)

(1)	Represents programs that require the Utilities to collect funds from customers for which the related costs are equal to the revenues
	collected. As a result, such programs have no effect on Operating or Net Income.

          SPPC 2012 Nevada Gas DEAA

In March 2012, SPPC filed an application for the PUCN to review the physical gas, transportation and financial gas transactions that were recorded during the 12-month period ending December 31, 2011 and to reset the REPR.  In September 2012, the PUCN issued its final order which result in an overall increase of $0.2 million.

FERC Matters

       Nevada Power Company

         NPC 2012 FERC Transmission Rate Case

                In October 2012, NPC filed an application with the FERC to reset transmission and ancillary service rates that were last set in 2003.  The rate changes requested in this filing would result in an overall annual revenue increase of $11.3 million.  The requested rate effective date is January 1, 2013, which is subject to final approval by the FERC in 2013.

      Sierra Pacific Power Company

        SPPC 2012 FERC Transmission Rate Case

                In October 2012, SPPC filed an application with the FERC to reset transmission and ancillary service rates that were last set in 2007 and 2003 respectively.  The rate changes requested in this filing would result in an overall annual revenue increase of $3.2 million.  The requested rate effective date is January 1, 2013, which is subject to final approval by the FERC in 2013.

NOTE 4.                LONG-TERM DEBT

   Maturities of Long-Term Debt

As of September 30, 2012, NVE’s, NPC’s and SPPC’s aggregate annual amount of maturities for long-term debt (including obligations related to capital leases) for the next five years and thereafter are shown below (dollars in thousands):

	NVE	NVE
	Consolidated	Holding Co.	NPC	SPPC
2012 (1)	$(371)	$-	$(400)	$29
2013	256,585	-	6,517	250,068
2014	324,153	195,000	129,142	11
2015	251,579	-	251,567	12
2016	661,682	-	211,677	450,005
Total Debt 2012-2016	1,493,628	195,000	598,503	700,125
Thereafter	3,529,214	315,000	2,747,784	466,430
Total Debt Before Unamortized Premium (Discount)	5,022,842	510,000	3,346,287	1,166,555
Unamortized Premium (Discount) Amount	1,745	-	(10,076)	11,821
Total Debt	$5,024,587	$510,000	$3,336,211	$1,178,376

(1)	Amounts may differ from current portion of long-term debt as reported on the consolidated balance sheet due to the timing difference of payments and the change in obligation.

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

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that NPC did not meet the financial maintenance covenant or there is a different event of default, the NPC Credit Agreement would restrict dividends to NVE. As of September 30, 2012, NPC was in compliance with this covenant requirement.  Moreover, so long as NPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that NPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in NPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The NPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the reduction in availability under the revolving credit facility to NPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' commodity hedging program, there was no negative mark-to-market exposure for NPC as of November 6, 2012 that would impact borrowings.

Maturity of General and Refunding Mortgage Notes, Series I

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million from cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

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

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that SPPC did not meet the financial maintenance covenant or there is a different event of default, the SPPC Credit Agreement would restrict dividends to NVE. As of September 30, 2012, SPPC was in compliance with this covenant requirement.  Moreover, so long as SPPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that SPPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in SPPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The SPPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the reduction in availability under the revolving credit facility to SPPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities'

commodity hedging program, there was no negative mark-to-market exposure for SPPC as of November 6, 2012 that would impact borrowings.

NOTE 5.                FAIR VALUE OF FINANCIAL INSTRUMENTS

The September 30, 2012 carrying amount of cash and cash equivalents, current assets, accounts receivable, accounts payable and current liabilities approximate fair value due to the short-term nature of these instruments.  As reported in Note 4, Investments in Subsidiaries & Other Property, of the Notes to Financial Statements in the 2011 Form 10-K, investments held in Rabbi Trust and cash surrender value of life insurance policies continue to be considered Level 1 and Level 2, respectively, in the fair value hierarchy.

The total fair value of NVE’s consolidated long-term debt at September 30, 2012, is estimated to be $6.0 billion based on quoted market prices for the same or similar issues or on the current rates offered to NVE for debt of the same remaining maturities.  The total fair value was estimated to be $6.0 billion as of December 31, 2011.

The total fair value of NPC’s consolidated long-term debt at September 30, 2012, is estimated to be $4.1 billion based on quoted market prices for the same or similar issues or on the current rates offered to NPC for debt of the same remaining maturities.  The total fair value was estimated to be $4.1 billion at December 31, 2011.

The total fair value of SPPC’s consolidated long-term debt at September 30, 2012, is estimated to be $1.3 billion based on quoted market prices for the same or similar issues or on the current rates offered to SPPC for debt of the same remaining maturities.  The total fair value was estimated to be $1.3 billion as of December 31, 2011.

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

NVE

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$4,406	$4,607	$595	$653
Interest cost	10,228	10,169	1,905	2,090
Expected return on plan assets	(12,447)	(12,192)	(1,563)	(1,596)
Amortization of prior service cost	(724)	(738)	(987)	(987)
Amortization of net loss	3,473	4,155	731	1,083
Net periodic benefit cost	$4,936	$6,001	$681	$1,243

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$13,220	$13,820	$1,787	$1,958
Interest cost	30,684	30,507	5,715	6,270
Expected return on plan assets	(37,341)	(36,575)	(4,690)	(4,789)
Amortization of prior service cost	(2,173)	(2,214)	(2,961)	(2,961)
Amortization of net loss	10,418	12,465	2,193	3,250
Net periodic benefit cost	$14,808	$18,003	$2,044	$3,728

The average percentage of NVE net periodic costs capitalized during 2012 and 2011 was 34.97% and 33.26%, respectively.

NPC

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$2,358	$2,445	$350	$363
Interest cost	4,881	4,880	602	615
Expected return on plan assets	(6,237)	(6,169)	(592)	(590)
Amortization of prior service cost	(456)	(470)	229	229
Amortization of net loss	1,363	1,690	221	302
Net periodic benefit cost	$1,909	$2,376	$810	$919

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$7,072	$7,336	$1,050	$1,090
Interest cost	14,643	14,640	1,807	1,844
Expected return on plan assets	(18,711)	(18,508)	(1,775)	(1,769)
Amortization of prior service cost	(1,367)	(1,409)	687	687
Amortization of net loss	4,089	5,069	662	906
Net periodic benefit cost	$5,726	$7,128	$2,431	$2,758

The average percentage of NPC net periodic costs capitalized during 2012 and 2011 was 36.92% and 37.18%, respectively.

SPPC

	Pension Benefits		Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1,695	$1,840	$227	$271
Interest cost	5,043	5,013	1,283	1,457
Expected return on plan assets	(5,937)	(5,741)	(941)	(976)
Amortization of prior service cost	(277)	(277)	(1,220)	(1,219)
Amortization of net loss	2,026	2,412	504	773
Net periodic benefit cost	$2,550	$3,247	$(147)	$306

	Pension Benefits		Other Postretirement Benefits
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$5,086	$5,520	$682	$815
Interest cost	15,130	15,038	3,848	4,372
Expected return on plan assets	(17,813)	(17,223)	(2,823)	(2,929)
Amortization of prior service cost	(831)	(831)	(3,658)	(3,658)
Amortization of net loss	6,078	7,235	1,511	2,319
Net periodic benefit cost	$7,650	$9,739	$(440)	$919

The average percentage of SPPC net periodic costs capitalized during 2012 and 2011 was 35.09% and 31.22%, respectively.

In 2012, NVE offered a voluntary lump sum pension payout to former employees not currently of retirement age but eligible for future benefits under NVE’s pension plan in an effort to reduce NVE’s future pension benefit obligation.  As a result, NVE paid approximately $7.3 million as of September 30, 2012 from pension assets.  NVE expects to payout an additional lump sum of approximately $11.9 million from the pension assets during the fourth quarter of 2012.

During the nine months ended September 30, 2012 and 2011, the company made contributions to the pension plan totaling $15.0 million and $10.0 million, respectively, and $7.1 million and $0 million, respectively, in contributions to the other postretirement benefits plan.  At the present time, it is not anticipated that additional funding will be required for either plan in 2012 in order to meet the minimum funding level requirements defined by the Pension Protection Act of 2006.  However, NVE and the

Utilities have included in their 2012 assumptions funding levels similar to the 2011 funding.  The amounts to be contributed in 2012 may change subject to market conditions.

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

   Other Environmental Matters

NVE and the Utilities are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters.  NVE and the Utilities continue to comply with these environmental commitments.  As of September 30, 2012, environmental expenditures did not change materially from those disclosed in the 2011 Form 10-K; however, in August 2012, the EPA issued a final Regional Haze Rule which may impact NVE and the Utilities as described below.

      Regional Haze Rules

In 2005, the EPA finalized amendments to its Regional Haze Rules that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the U.S. Certain NVE generating facilities are subject to BART requirements. Pursuant to the EPA’s Regional Haze Rules, individual states were required to identify the facilities located in their states that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set emissions limits for those facilities.

In June 2011, the EPA published in the Federal Register its proposal to approve Nevada's State Implementation Plan (SIP) implementing the Regional Haze Rules for affected units in the State of Nevada, which includes units at our Reid Gardner, Tracy and Ft. Churchill Generating Stations.  However, in March 2012, the EPA approved Nevada’s SIP as it pertains to all affected units and emissions, except for NOx controls at Units 1-3 at the Reid Gardner Generating Station.  In that March 2012 Federal Register notice, the EPA stated that it intended to make a BART determination on those Reid Gardner Generating Station Units at a later date.  In

August 2012, the EPA published its final determination for NOx BART controls for the Reid Gardner Generating Station Units 1-3, approving and rejecting certain components of Nevada’s SIP.  For the limited portions of Nevada’s SIP that EPA rejected, it put in place a Federal Implementation Plan that will remain enforceable until such time as Nevada submits a revised SIP to address the concerns the EPA noted in its August 2012 Federal Register notice.  Within the August 2012 notice, the EPA approved Nevada’s determination in its SIP that the installation of selective non-catalytic reduction technology (SNCR) represented BART for purposes of compliance with the Regional Haze Rule.  NVE continues to work toward finalizing the retrofit designs for the affected BART units.  Depending on certain regulatory approvals, NVE expects to retire Tracy Generating Station Units 1 and 2, install retrofit controls on Tracy Generating Station Unit 3, Ft. Churchill Generating Station Units 1 and 2, and install SNCRs on Reid Gardner Generating Station Units 1, 2 & 3.  Compliance with the Regional Haze Rules are estimated to cost approximately $80 million over the next several years; however, these costs are preliminary and subject to change based on final engineering analysis and retirement of generating station units.  NVE expects that costs incurred to comply with the Regional Haze Rules would be capitalized and recovered through the Utilities’ regulatory proceedings similar to other environmental compliance requirements.

Environmental groups have challenged both of the EPA’s final determinations with respect to Nevada’s regional haze SIP submittal.  In May 2012, WildEarth Guardians petitioned the Ninth Circuit to review the EPA’s March 2012 approval of Nevada’s SIP for all affected units and emissions except NOx controls at the Reid Gardner Generating Station, alleging that the EPA’s approval did not conform to the requirements set forth in the Regional Haze Rule.  NVE has intervened in that lawsuit.  In October 2012, Earthjustice, on behalf of the Moapa Band of Paiute Indians, Sierra Club, and the National Parks Conservation Association, petitioned the Ninth Circuit to review the EPA’s August 2012 final determinations pertaining to NOx controls at the Reid Gardner Generating Station.  NVE intends to intervene in this lawsuit.  At this time management is unable to determine the likelihood of success by petitioners in these litigation matters.  An adverse decision in either lawsuit could impact our compliance strategy for the Tracy, Ft. Churchill and Reid Gardner Generating Stations, and could result in the requirement to install more stringent emissions controls, or the retirement of certain units earlier than currently planned.

The Navajo Generating Station is also an affected unit under EPA’s Regional Haze Rules and is currently awaiting an EPA BART determination, which is expected for proposal prior to the end of 2012.

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

In August 2011, all claims in the DC Lawsuit were dismissed pursuant to a settlement agreement among the Navajo Nation, Peabody, Salt River and SCE.  At the request of Salt River, NPC contributed an immaterial amount toward the settlement of the DC Lawsuit based on its 11% ownership stake in the Navajo Generating Station.

SCE also has asked that the Mohave Joint Owners, including NPC, contribute toward the settlement based upon their ownership stakes in the Mohave Generating Station. NPC has not agreed to contribute to SCE’s portion of the DC Lawsuit settlement.

Management is currently negotiating a settlement with SCE, but does not believe the impact of any such settlement will be material to NPC at this time.

     SPPC

        Farad Dam

SPPC sold four hydro generating units (10.3 MW total capacity), located in Nevada and California, for $8 million to TMWA in June 2001. The Farad Hydro (2.8 MW) has been out of service since the summer of 1996 due to a collapsed flume. The current estimate to rebuild the diversion dam, if management decides to rebuild, is approximately $20 million. Under the terms of the contract with TMWA, SPPC is not entitled to receive the proceeds of sale relating to Farad unless and until it has reconstructed the Farad facility in a manner reasonably acceptable to TMWA or, alternatively SPPC assigns its casualty loss claim to TMWA and TMWA is reasonably satisfied regarding its rights with respect to such claim.

SPPC filed a claim with Hartford Steam Boiler Inspection and Insurance Company and Zurich-American Insurance Company (collectively, the "Insurers") for the Farad Dam.  In 2003, SPPC initiated federal court litigation against the insurers of the failed unit, who contested the extent and amount of insurance coverage.  Coverage has been established through this litigation, but the matter was pending before the Ninth Circuit Court of Appeals (Ninth Circuit) for determination of the amount of coverage which could range from approximately $1.3 million to the estimated cost to rebuild the diversion dam, which is estimated to be approximately $20 million. On July 27, 2012, the Ninth Circuit entered its Order and reversed the valuation holding of the District Court.  The Ninth Circuit set the value of Farad Dam at $19.8 million with some deduction for depreciation to be determined upon remand to the District Court. The court also affirmed SPPC’s right to recover the $4.0 million in permitting and design costs, which is part of the $19.8 million replacement cost. Finally, the court affirmed full replacement cost in the event of a rebuild, and further finds that the District Court is free, on remand, to extend the three year time to rebuild to start at the conclusion of all litigation.

It is not known at this time when the District Court will set hearings for the issues remanded by the Ninth Circuit. Management cannot assess or predict the outcome or the impact of the District Court decisions at this time, but they are not expected to be material to SPPC as a whole.

   Other Legal Matters

NVE and its subsidiaries, through the course of their normal business operations, are currently involved in a number of other legal actions, none of which, in the opinion of management, is expected to have a significant impact on their financial positions, results of operations or cash flows.

Other Commitments

   NPC and SPPC

      ON Line TUA

During the second quarter of 2011, NVE began to construct Phase 1 of ON Line, which is a joint project between the Utilities and GBT-South. Construction of Phase 1 consists of the initial 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen substation on the NPC system.  ON Line has an expected in-service date of no later than December 31, 2013.  The Utilities will own a 25% interest in Phase 1 and have entered into a TUA with GBT-South for its 75% interest in Phase 1. Under the terms of the TUA, NVE’s future lease payments are adjusted for construction costs, including cost overruns; therefore, for accounting purposes NVE is treated as the owner of the construction project in accordance with Lease Accounting, The Effect of Lessee Involvement in Asset Construction of the FASC. As a result, as of September 30, 2012, capitalized construction costs associated with GBT’s 75% interest of $241.1 and $12.7 million at NPC and SPPC, respectively, were included in CWIP with a corresponding credit to other deferred liabilities.

NOTE 8.                EARNINGS PER SHARE (NVE)

The difference, if any, between basic EPS and diluted EPS is due to potentially dilutive common shares resulting from stock options, the employee stock purchase plan, performance and restricted stock plans, and the non-employee director stock plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic EPS
Numerator ($000)
Net Income	$223,170	$173,462	$304,782	$188,680

Denominator
Weighted average number of common shares outstanding	235,961,402	235,990,373	235,986,874	235,796,321

Per Share Amounts
Net Income per share - basic	$0.95	$0.74	$1.29	$0.80

Diluted EPS
Numerator ($000)
Net Income	$223,170	$173,462	$304,782	$188,680

Denominator(1)
Weighted average number of shares outstanding before dilution	235,961,402	235,990,373	235,986,874	235,796,321
Stock options	39,256	33,343	37,592	36,314
Non-Employee Director stock plan	166,829	141,122	160,257	142,587
Employee stock purchase plan	6,742	4,012	6,785	4,547
Restricted Shares	584,750	146,464	533,750	123,940
Performance Shares	1,362,753	1,586,016	1,125,272	1,217,087
Diluted Weighted Average Number of Shares	238,121,732	237,901,330	237,850,530	237,320,796

Per Share Amounts
Net income per share - diluted	$0.94	$0.73	$1.28	$0.80

(1)

The denominator does not include stock equivalents for options issued under the non-qualified stock option plan due to conversion prices higher than market prices for all periods.  If the conditions for conversion were met under this plan, 327,503 and 329,382 shares would be included for the three and nine months ended September 30, 2012, respectively, and 409,080 would be included for both the three and nine months ended September 30, 2011.

NOTE 9.                COMMON STOCK AND OTHER PAID-IN CAPITAL

Dividends

The following dividend declarations were made by the BOD of NVE:

Declaration Date	Amount	Payable Date	Shareholders of Record Date

February 10, 2012	$0.13	March 21, 2012	March 6, 2012
May 7, 2012	$0.17	June 20, 2012	June 5, 2012
August 2, 2012	$0.17	September 19, 2012	September 4, 2012
November 7, 2012	$0.17	December 19, 2012	December 4, 2012

On November 7, 2012, NPC declared a dividend to NVE of $65 million.  For the nine months ended September 30, 2012, NPC and SPPC paid dividends to NVE of $119 million and $20 million, respectively.

Treasury Stock

NVE periodically repurchases common stock on the open market for the purpose of meeting the requirements of its stock compensation plans; such purchases were not made pursuant to a publicly announced stock repurchase plan or program.  All shares repurchased are held as treasury stock and may be reissued upon exercise or settlement of the stock compensation award.  Treasury stock is accounted for using the cost method. During the nine months ended September 30, 2012, NVE repurchased 252,000 shares of common stock for approximately $4.5 million.

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

(3)

construction risks, including but not limited to those associated with ON Line, such as difficulty in securing adequate skilled labor, cost and availability of materials and equipment, third-party disputes, equipment failure, engineering and design failure, work accidents, fire or explosions, business interruptions, recovery of possible cost overruns, delay of in-service dates, and pollution and environmental damage;

(4)

changes in and/or implementation of environmental laws or regulations, including the imposition of limits on emissions of carbon or other pollutants from electric generating facilities, which could significantly affect the Utilities existing operations as well as our construction program;

(5)

security breaches of our information technology or supervising control and data systems, or the systems of others  upon which the Utilities rely, whether through cyber-attack, cyber-crime, sabotage, accident or other means, which may affect our ability to prevent system or service disruptions, generating facility shutdowns or disclosure of confidential corporate or customer information;

(6)

unfavorable rulings in rate or other cases filed or to be filed by the Utilities with the PUCN, or with FERC, including, GRCs, the periodic applications to recover costs for fuel and purchased power that have been recorded by the Utilities in their deferred energy accounts, deferred natural gas costs recorded by SPPC for its gas distribution business, renewable energy and energy efficiency recovery programs;

(7)

unseasonable or severe weather, drought, wildfire and other natural phenomena, which could affect the Utilities’ customers’ demand for power, seriously impact the Utilities’ ability and/or cost to procure adequate supplies of fuel or purchased power, affect the amount of water available for electric generating plants in the southwestern U.S., and have other adverse effects on our business;

(8)

employee workforce factors, changes in and renewals of collective bargaining unit agreements, strikes or work stoppages, an aging workforce, the ability to adjust the labor cost structure to changes in growth within our service territories;

(9)

whether the Utilities’ newly installed advanced metering system will integrate with other computer information systems, perform as expected, and in all other respects, meet operational, commercial and regulatory requirements;

(10)

the effect of existing or future Nevada, or federal laws or regulations affecting the electric industry, including those which could allow additional customers to choose new electricity suppliers, or use alternative sources of energy, or change the conditions under which they may do so;

(11)

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

(12)	changes in and/or implementation of FERC and NERC mandatory reliability, security, and other requirements for system infrastructure, which could significantly affect existing and future operations;

(13)

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

(14)

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

(15)	the extent to which NVE or the Utilities incur costs in connection with third-party claims or litigation that are not recoverable through insurance, rates, or from other third parties;

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

(21)

further increases in the unfunded liability or changes in actuarial assumptions, the interest rate environment and the actual return on plan assets for our pension and other post-retirement plans, which can affect future funding obligations, costs and pension and other post-retirement plan liabilities;

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

For the three months ended September 30, 2012, NVE recognized net income of $223.2 million, compared to $173.5 million for the same period in 2011.  The increase in net income is primarily due to an increase in gross margin of $62.5 million (pre-tax) as a result of an increase in BTGR rates at NPC, effective January 1, 2012, an increase in usage by certain industrial customers, slight growth in the number of customers and to a lesser extent weather.  See the Utilities’ respective Results of Operations, for further discussion of gross margin.  Also contributing to the increase in net income was a $6.2 million (pre-tax) decrease in interest expense, excluding AFUDC-debt, an increase in other income primarily due to a $5.5 million (pre-tax) gain on sale of telecommunication towers recorded in 2012 (reference Note 3, Regulatory Actions, in the Condensed Notes to Financial Statements in Form 10-K) and $1.4 million (pre-tax) gains on investments in 2012, as well as, a $3.5 million (pre-tax) loss on investments recorded in 2011.  Offsetting the increase in net income was the absence of an $8 million reduction in maintenance expense recorded in 2011 as a result of the final calculation of a termination amount for a long term service agreement for the Higgins Generating Station which was previously expensed in 2010.

For the nine months ended September 30, 2012, NVE recognized net income of $304.8 million compared to $188.7 million for the same period in 2011.  The increase in net income, similar to the three month period, is primarily due to an increase in gross margin of $170.0 million (pre-tax); however, in the case of usage, weather had a greater impact particularly during the second quarter of 2012.  Also contributing to the increase from the prior period was a $17.4 million (pre-tax) decrease in interest expense, excluding AFUDC-debt, and a $5.8 million (pre-tax) adjustment recorded in the second quarter of 2011, as a result of an order from the PUCN adjusting EEIR revenue recorded in 2010.  For further discussion of the EEIR adjustment, see Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K.  Further contributing to the increase in net income was a $5.5 million (pre-tax) gain on sale of telecommunication towers recorded in 2012 (reference Note 3, Regulatory Actions, in the Condensed Notes to Financial Statements in Form 10-K), $2.3 million (pre-tax) gains on investments in 2012, as well as, a $2.8 million (pre-tax) loss on investments recorded in 2011, and a $4.9 million (pre-tax) construction contract settlement related to the Harry Allen Generating Station. These increases were partially offset by an increase in depreciation expense of $15.2 million (pre-tax) and a reduction in AFUDC (debt and equity) of $11.1 million (pre-tax), primarily due to the completion of the Harry Allen Generating Station in May 2011. Further offsetting the increase in net income was the absence of an $8 million reduction in maintenance expense recorded in 2011 as a result of the final calculation of a termination amount for a long term service agreement for the Higgins Generating Station which was previously expensed in 2010.

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

Future Challenges

For the remainder of 2012 NVE and the Utilities must continue to balance the needs of our customers and regulatory requirements while still providing value to our shareholders.   As customer growth and demand have stabilized, the Utilities are transitioning from an emphasis on capital investment to an emphasis on optimizing our assets and resources.  The Utilities believe they are entering a period of decreasing need for rate relief, more stable earnings, improving returns and sustained free cash flow.  We expect that this transition will allow NVE to build shareholder value through a combination of increasing its common stock dividend payout ratio, strengthening its capital structure and considering new investment opportunities.  On May 7, 2012, the BOD approved a dividend policy, subject to its consideration of factors ordinarily affecting dividend policy, the objective of which is to achieve a dividend payout ratio of 55% to 65%.  However, the accomplishment of such target may be over a period of time, which management is unable to predict at this time, and may be affected by certain challenges including, but not limited to:

•	Economic conditions in Nevada;
•	Executing the Evolution of Energy Strategy; and
•	Managing our regulatory environment.

Economic Conditions

Leading economic indicators for Nevada suggest that improvements in economic conditions will be very slow.  Although the unemployment rate in Nevada remains above the national average, it has improved over the past year.

Economic conditions in Nevada have a significant influence on NVE’s business decisions as we consider various interrelated factors including:

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

Executing the Evolution of Energy Strategy

As discussed in their 2011 Form 10-K, NVE and the Utilities have transitioned from their three-part energy strategy to the Evolution of Energy Strategy outlined below, with less emphasis on capital investment to more emphasis on optimizing our assets and resources.

Evolution of Energy Strategy:

•	Empower customers through more focused energy efficiency programs
•	Pursue cost-effective renewable energy initiatives
•	Optimize generation efficiency and transmission facilities
•	Engage employees to improve processes, reduce costs, and enhance performance

Empower customers through more focused energy efficiency programs

                The Utilities will continue with the implementation of NV Energize, which not only provides metering and customer service operating savings, but will also provide customers with better opportunities to become more energy efficient.  NVE’s traditional conservation and energy efficiency programs, which have focused on behavioral change and technology replacement, will be enhanced by the new features enabled by NV Energize.  Specifically, customers will have access to better information to help them manage their energy usage and select from enhanced energy efficiency options, including demand response and pricing programs.  Through September 30, 2012, NVE has installed approximately 1.1 million Smart Meters in Nevada.  NVE expected to have approximately 1.4 million meters installed statewide by the end of 2012; however, as alternative metering options are currently under consideration by the PUCN and not expected for final decision until sometime during the fourth quarter, NVE now anticipates the completion of the meter deployment to be in early 2013.  The NV Energize capabilities will allow NVE to help customers implement the most cost-effective mix of energy efficiency and conservation options that will also qualify toward fulfillment of the Portfolio Standard.

   Pursue cost-effective renewable energy initiatives

NVE must strive to effectively balance the need to meet the Portfolio Standard with the changes in load forecast and the uncertainty of renewable energy project development, either for financial or resource related reasons.   In 2011, Nevada’s Portfolio Standard was 15%.  Both NPC and SPPC surpassed the minimum PEC requirement achieving 16.7% and 24.9%, respectively, through eligible resources in 2011.  This represented the culmination of several years of developing a portfolio of diverse renewable resources throughout Nevada.  While NVE is better positioned to meet the continued challenge based on recent renewable successes, NVE remains committed to incorporating clean, cost-effective renewable energy into its portfolio.  As part of its continued commitment to renewable energy, NVE will continue to seek the best and most cost effective opportunities that will benefit our state, customers and environment. Depending on its needs and continuous analysis of the existing portfolio, NVE has a number of tools available to seek renewable energy values for our customers.  These tools may include issuing requests for proposals for new renewable energy contracts, exploring opportunities to either jointly construct or develop projects using wind, geothermal and solar, undertaking additional short-term purchases from existing renewable facilities and restructuring existing renewable relationships for the benefit of our customers.

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

The Utilities acquire PECs through competitively-priced purchase power contracts, investments in renewable generating facilities and DSM programs.  NVE seeks to meet the standard using the most cost-effective means for our customers and to pursue the best-value options that are available to the Utilities.  In addition to the foregoing, this may also include economical short-term purchases of PECs (often from outside of Nevada) to fulfill projected shortfalls due to the attrition or timing of development of renewable energy projects, weather variability, regulatory/legal changes, or other supplier issues.

   Optimize generation efficiency and transmission facilities

Since 2006, when NVE began its energy independence initiative, the Utilities have added approximately 3,800 MWs (nominally rated) of internal generation.  NVE has the ability to obtain approximately 80% of its energy from internal generation.  In 2012, NVE’s management continues to strive to optimize the Utilities’ energy portfolio in order to meet load obligations in a cost-effective and reliable manner.  In addition, to the extent the Utilities have the economical opportunity to sell excess capacity or energy, they may enter into such transactions to reduce overall energy costs.  NVE anticipates it will have sufficient resources to meet its forecasted load requirements for 2012. However, resource adequacy could be affected by a number of factors, including the retirement of generating stations, plant outages, the timing of commercial operation of renewable energy projects and associated purchase power agreements, customer behavior with respect to energy efficiency and conservation programs, and environmental regulations which may limit our ability to operate certain generating units.

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

ON Line is Phase 1 of a Joint Project between the Utilities and GBT-South.  The Joint Project consists of two phases.  In Phase 1 of the Joint Project, the parties would complete construction of a 500 kV interconnection between the Robinson Summit substation on the SPPC system and the Harry Allen substation on the NPC system.  The Utilities own a 25% interest in ON Line and have entered into a TUA with GBT-South for its 75% interest in ON Line. The Utilities’ 25% interest in ON Line, which approximates $138 million (based on the revised costs, discussed below) will be allocated 95% and 5% to NPC and SPPC, respectively.  The Utilities will have rights to 100% of the capacity of ON Line, which is estimated to be approximately 600 MW.  If GBT elects to construct Phase 2, it would construct two additional transmission segments at either end of ON Line: one is extending from the Robinson Summit substation north to Midpoint, Idaho, and the other is commencing at the Harry Allen substation and interconnecting south to the Eldorado substation.  GBT would pay for and own 100% of Phase 2 facilities.  However, NPC and SPPC would have rights to additional transmission capacity from Midpoint to Eldorado (for a total of approximately 760 MW based on a rating of 2,000 MW for the complete path).

In March 2012, NVE announced that the in-service date for ON Line will be delayed due to on-going efforts to address wind-related damage sustained by some of the tower structures erected for the project.  As a result, NVE is also further delaying the merger application of the Utilities.  Furthermore, on June 29, 2012, NPC filed its triennial 2013 – 2032 IRP with the PUCN.  The 2012 IRP includes revised cost estimates for ON Line based on an analysis of all information available to date, and provides an expected in-service date of no later than December 31, 2013.  The overall ON Line construction budget has been revised from approximately $510 million to approximately $552 million before allowance for funds used during construction.  The revised construction budget is based on the estimated cost of the mitigation measures identified to address the wind-induced vibration issues that have delayed the project.  The Utilities have requested PUCN approval of the decision to continue with construction of ON Line with the revised in-service date and revised budget.  A PUCN decision on ON Line is expected in December 2012.

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

Managing Regulatory Environment

The Utilities’ most recent GRCs provide an opportunity to earn a 10% ROE and 10.1% ROE for NPC and SPPC, respectively.  However, assets not currently included in rate base or that the Utilities are not allowed to earn a return on may impair their ability to achieve their allowed ROE.  See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K, for details of regulatory assets not included in rate base or not earning a return.  Other items which may not earn a return are certain plant assets completed between GRC filings or that were not requested in a GRC.  The Utilities are required to file rate cases every three years to adjust general rates in order to recover their cost of service and return on investment.  In addition, the Utilities are required to file a triennial IRP which is a comprehensive plan that considers customer energy requirements and proposes the resources to meet that requirement.  Historically, resource additions approved by the PUCN in the resource planning process are deemed prudent for ratemaking purposes.  Between IRP filings, the Utilities may seek PUCN approval for modifications to their resource plans and for power purchases.  The Utilities remain focused on communicating with regulators the necessity of investments to better serve our customers, the prudency of the costs incurred, and the importance of a reasonable return on investment for our shareholders.  The Utilities will continue to focus on reducing regulatory lag and stabilizing cash flow by filing quarterly applications to reset the BTER and DEAA rates.  Furthermore, the Utilities file annual EEIR and EEPR base rate and amortization applications in an effort to recover these amounts in a timely manner.

2012 Goals

Management cannot predict the pace economic recovery may occur in Nevada, but expects that the Nevada economy will gradually recover over the next several years.  As such, our primary goals will focus on meeting the challenges discussed above by:

•	Effectively adjusting our business decisions based on economic conditions in Nevada;
•	Building a sustainable foundation for future requirements by executing our evolution of energy strategy:
	•	Substantial completion of the NV Energize project by the end of 2012;
	•	Empower customers through more focused energy efficiency programs;
	•	Pursue cost effective renewable energy initiatives;
	•	Continued investment in cost effective energy efficiency and conservation programs;
	•	Optimizing the use of generation facilities;
	•	Continued construction of ON Line;
	•	Engage employees to improve processes, reduce costs, enhance performance; and
•	Managing our regulatory environment.

NV ENERGY, INC.

RESULTS OF OPERATIONS

NV Energy, Inc. and Other Subsidiaries

NVE (Holding Company)

The operating results of NVE primarily reflect those of NPC and SPPC, discussed later.  The holding company’s (stand alone) operating results included approximately $18.9 million and $24.5 million of long term debt interest costs for the nine months ended September 30, 2012 and 2011, respectively.

For the period ended September 30, 2012, NPC and SPPC paid $119 million and $20 million respectively in dividends to NVE.

On November 7, 2012, NPC declared dividends of $65 million to NVE.

Other Subsidiaries

Other subsidiaries of NVE, except for NPC and SPPC, did not contribute materially to the consolidated results of operations of NVE.

Analysis of Cash Flows

NVE’s cash flows increased during the nine months ended September 30, 2012, compared to the same period in 2011, due to increased cash from operating activities, partially offset by an increase in cash used by investing and financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to higher BTGR rates, resulting from NPC’s 2011 GRC, combined with increased customer usage.  Also contributing to the increase were over collections of EEPR, reduction in spend for conservation programs, and increased customer deposits.  These increases were partially offset by a change in payment terms with energy counterparties from weekly to monthly settlements in mid-2011, expiration of rates to collect the deferred rate increase from NPC’s 2008 GRC, increased funding of the retirement plan and timing of property tax payments.

Cash Used By Investing Activities. The increase in cash used by investing activities was primarily due to the receipt of proceeds from the sale of California Assets and the telecommunication towers in 2011, an increase in the construction of ON Line and NV Energize, partially offset by a decrease in the use of cash as a result of a decrease in construction activity primarily for the Harry Allen Generating Station expansion completed in May 2011.

Cash Used By Financing Activities. Cash used by financing activities increased due to the reduction in cash from issuance of debt, higher dividend payments, the settlement of equity compensation through open market purchases of common stock, and the repurchase of common stock which may be reissued to satisfy future equity compensation costs as referenced in Note 9, Common Stock and Other Paid-In Capital, of the Condensed Notes to Financial Statements.  These increases were partially offset by a decrease in debt retirements.

LIQUIDITY AND CAPITAL RESOURCES (NVE CONSOLIDATED)

Overall Liquidity

NVE’s consolidated operating cash flows are primarily derived from the operations of NPC and SPPC.  The primary source of operating cash flows for the Utilities is revenues (including the recovery of previously deferred energy costs and natural gas costs) from sales of electricity and, in the case of SPPC, natural gas.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures and interest.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as the Utilities continue to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcomes, and economic conditions.  Available liquidity as of September 30, 2012 was as follows (in millions):

Available Liquidity as of September 30, 2012 (in millions)
		NVE	NPC	SPPC
Cash and Cash Equivalents		$25.2	$124.5	$51.7
	Balance available on Revolving Credit Facilities(1)	N/A	497.3	239.5
		25.2	621.8	291.2

(1)	As of November 6, 2012, NPC and SPPC had approximately $497.3 million and $243.7 million available under their
	revolving credit facilities, which includes reductions in availability for letters of credit, as discussed further under NPC's and
	SPPC's Financing Transactions.

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

NVE has no debt maturities in either 2012 or 2013.  In April 2012, NPC used $120 million from its revolving credit facility along with $10 million from cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.  NPC does not have any other debt maturities in 2012; however, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, expected in late 2013.  SPPC has no debt maturities in 2012.  However, SPPC’s $250 million 5.45% General and Refunding Notes, Series Q, will mature on September 1, 2013.

In prior years, NVE and the Utilities required significant amounts of liquidity due to the magnitude of capital expenditures needed to support a growing customer base and to support unstable energy markets.  As NVE and the Utilities have transitioned to slower growth, the amount of capital expenditures has declined.  NVE and the Utilities’ investment in generating stations in the past several years and more stable energy markets have positioned the Utilities to better manage and optimize their resources.  As a result, NVE and the Utilities anticipate that they will be able to meet short term operating costs and capital expenditures with internally generated funds and the use of the Utilities revolving credit facilities.  Furthermore, with new investments now in rates, the decrease of hedging costs, more current rate recovery of deferred energy costs, various rate reset mechanisms, federal tax NOL and a decrease in capital expenditures, NVE and the Utilities expect to generate free cash flow.  The free cash flow may be used to reduce debt, to increase dividend payout and for potential investment opportunities.   To meet long term maturing debt obligations, the Utilities may use a combination of internally generated funds, the Utilities’ revolving credit facilities, the issuance of long-term debt and/or equity and, in the case of the Utilities, capital contributions from NVE.

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

As of November 6, 2012, NVE has approximately $10.8 million payable of debt service obligations remaining for 2012, which it intends to pay through dividends from subsidiaries.  (See Factors Affecting Liquidity-Dividends from Subsidiaries, below).  For the nine months ended, September 30, 2012, NPC and SPPC paid dividends to NVE of approximately $119 million and $20 million, respectively.  On November 7, 2012, NPC declared dividends payable to NVE of $65 million.

NVE designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NVE has continuing commitments for capital expenditures for construction, environmental compliance, improvement and maintenance of facilities.

During the nine months ended September 30, 2012, there were no material changes to contractual obligations as set forth in NVE’s 2011 Form 10-K.

Factors Affecting Liquidity

   Ability to Issue Debt

Certain debt of NVE (holding company) places restrictions on debt incurrence and liens, unless, at the time the debt is incurred, the ratio of cash flow to fixed charges for NVE’s (consolidated) most recently ended four-quarter period on a pro forma basis is at least 1.50 to 1.00 and the ratio of consolidated total indebtedness to consolidated capitalization does not exceed .70 to 1.00.  Under these covenant restrictions, as of September 30, 2012, NVE (consolidated) would be allowed to incur up to $3.4 billion of additional indebtedness.  The amount of additional indebtedness allowed would likely be impacted if there is a change in current market conditions or material change in our financial condition.  NPC’s and SPPC’s Ability to Issue Debt sections further discuss their limitations on their ability to issue debt.

   Effect of Holding Company Structure

As of September 30, 2012, NVE (on a stand-alone basis) had outstanding debt and other obligations including, but not limited to: $195 million Term Loan due 2014; and $315 million of its unsecured 6.25% Senior Notes due 2020.

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

As of September 30, 2012, NVE, NPC, SPPC and their subsidiaries had approximately $5 billion of debt and other obligations outstanding, consisting of approximately $3.3 billion of debt at NPC, approximately $1.2 billion of debt at SPPC and approximately $510 million of debt at the holding company and other subsidiaries.  Although NVE and the Utilities are parties to agreements that limit the amount of additional indebtedness they may incur, NVE and the Utilities retain the ability to incur substantial additional indebtedness and other liabilities.

   Dividends from Subsidiaries

Since NVE is a holding company, substantially all of its cash flow is provided by dividends paid to NVE by NPC and SPPC on their common stock, all of which is owned by NVE.  Since NPC and SPPC are public utilities, they are subject to regulation by state utility commissions, which may impose limits on investment returns or otherwise impact the amount of dividends that the Utilities may declare and pay.  While the PUCN has in the past imposed a dividend restriction with respect to NPC and SPPC, as of September 30, 2012, there were no dividend restrictions imposed on the Utilities by the PUCN.

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

   Credit Ratings

The liquidity of NVE and the Utilities, the cost and availability of borrowing by the Utilities under their respective credit facilities, the potential exposure of the Utilities to collateral calls under various contracts and the ability of the Utilities to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for the companies’ debt.  NPC’s and SPPC’s senior secured debt is rated investment grade by three NRSRO’s: Fitch, Moody’s and S&P.  As of September 30, 2012, the ratings are as follows:

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

Under these contracts, a material adverse change, which includes a credit rating downgrade of NPC and SPPC, may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2012 for all suppliers continuing to provide power under a WSPP agreement would approximate a $56.3 million payment or obligation to NPC.  No amounts would be due to or from SPPC.  These contracts qualify for the normal purchases scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

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

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has a transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of September 30, 2012, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $86.4 million.  Of this amount, approximately $25.9 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $60.5 million would be required if NPC’s Senior Unsecured and Senior Secured ratings, both are downgraded to below investment grade.  During the second quarter of 2012, $17.9 million of letters of credit posted as collateral were returned from the counterparty to NPC during the period due to NPC’s unsecured credit rating becoming investment grade.  In exchange, the amount of additional cash collateral that would be required in the event of a credit rating downgrade increased.

   Financial Gas Hedges

The Utilities may enter into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under NPC’s and SPPC’s Financing Transactions, the availability under NPC’s and SPPC’s Credit Agreement is reduced for net negative mark-to-market positions on hedging contracts with counterparties who are lenders under the revolving credit facilities, provided that the reduction of availability under the revolving credit facilities shall at no time exceed 50% of the total commitments then in effect under the credit facilities.  As a result of the suspension of the Utilities’ commodity hedging programs, there was no negative mark-to-market exposure for NPC and SPPC as of November 1, 2012, that would impact credit availability.  If deemed prudent, the Utilities may still purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

NEVADA POWER COMPANY

RESULTS OF OPERATIONS

NPC recognized net income of approximately $195.2 million during the three months ended September 30, 2012, compared to a net income of approximately $154.6 million for the same period in 2011.  During the nine months ended September 30, 2012, NPC recognized net income of approximately $256.2 million compared to a net income of approximately $161.7 million for the same period in 2011.

For the period ended September 30, 2012, NPC paid $119 million in dividends to NVE.  On November 7, 2012, NPC declared a dividend of $65 million to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:	$802,334	$798,914	0.4%	$1,751,165	$1,662,880	5.3%

Energy Costs:
Fuel for power generation	123,992	162,976	(23.9)%	285,799	378,790	(24.5)%
Purchased power	171,687	181,733	(5.5)%	388,494	399,707	(2.8)%
Deferred energy	(22,685)	(10,354)	119.1%	(15,461)	(1,274)	1113.6%
Energy efficiency program costs	28,492	20,451	39.3%	65,466	20,451	220.1%
Total Costs	$301,486	$354,806	(15.0)%	$724,298	$797,674	(9.2)%

Gross Margin	$500,848	$444,108	12.8%	$1,026,867	$865,206	18.7%

Gross margin increased $56.7 million for the three months ended September 30, 2012 compared to the same period in 2011.  Approximately $48.2 million of the increase is due to an increase in BTGR rates as a result of NPC’s 2011 GRC (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K) and approximately $7.4 million of the increase is due to an increase in usage.  Increased usage by certain industrial customers, slight growth in the number of customers and, to a lesser extent, weather contributed to the increase in usage.

Gross margin increased $161.7 million for the nine months ended September 30, 2012 compared to the same period in 2011.  Similar to the discussion above for the three month period, approximately $121.0 million of the increase was due to an increase in BTGR rates and approximately $45.0 million was due to an increase in usage.  Usage increased primarily due to an increase in CDDs, particularly during the second quarter of 2012, as shown in the tables below.  Increased usage by certain industrial customers and slight growth in the number of customers further contributed to the increase in usage.

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

The following table shows the HDDs and CDDs within NPC’s service territory:

	Three Months Ended September 30,					Nine Months Ended September 30,
				2012 Change					2012 Change
	2012	2011	Normal	Prior Year	Normal	2012	2011	Normal	Prior Year	Normal
NPC
Heating	-	-	-	N/A	N/A	986	1,131	1,112	(12.8)%	(11.3)%
Cooling	2,313	2,312	2,209	-%	4.7%	3,771	3,329	3,390	13.3%	11.2%

Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:
Residential	$436,534	$426,827	2.3%	$915,953	$824,378	11.1%
Commercial	121,334	118,599	2.3%	318,126	304,911	4.3%
Industrial	227,824	236,452	(3.6)%	473,548	485,347	(2.4)%
Retail revenues	785,692	781,878	0.5%	1,707,627	1,614,636	5.8%
Other	16,642	17,036	(2.3)%	43,538	48,244	(9.8)%
Total Operating Revenues	$802,334	$798,914	0.4%	$1,751,165	$1,662,880	5.3%

Retail sales in thousands of MWhs
Residential	3,752	3,711	1.1%	7,619	7,021	8.5%
Commercial	1,374	1,319	4.2%	3,480	3,307	5.2%
Industrial	2,145	2,070	3.6%	5,836	5,793	0.7%
Retail sales in thousands of MWhs	7,271	7,100	2.4%	16,935	16,121	5.0%

Average retail revenue per MWh	$108.06	$110.12	(1.9)%	$100.83	$100.16	0.7%

NPC’s retail revenues increased approximately $3.8 million for the three months ended September 30, 2012, as compared to the same period in 2011.  The increase in BTGR rates, as a result of NPC’s GRC, contributed approximately $48.2 million to the increase in retail revenues (see Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K).  Also contributing to the increase was approximately $16.6 million due to an increase in usage, primarily due to an increase in usage by certain industrial customers, slight growth in the number of customers, and to a lesser extent, weather.  Further contributing to the increase was approximately $8.0 million due to the implementation of EEPR amortization rates effective October 1, 2011.  These revenue increases were offset by approximately $69.9 million of rate decreases as a result of NPC’s various BTER and DEAA quarterly updates and the Deferred Energy case effective October 1, 2011.  (See Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K).

For the three months ended September 30, 2012, the average number of retail customers increased by 1.2%, consisting of an increase in residential and commercial customers of 1.2% and 0.9%, respectively, and a decrease in industrial customers of 0.7%, compared to the same period in the prior year.

NPC’s retail revenues increased $93.0 million for the nine months ended September 30, 2012 compared to the same period in 2011.  Similar to the three month period discussed above, the increase in BTGR rates, as a result of NPC’s 2011 GRC, increased retail revenues by approximately $121 million.  Also contributing to the increase in retail revenues was approximately $94.5 million from an increase in usage, primarily due to an increase in CDDs, particularly during the second quarter of 2012, as well as increased usage by certain industrial customers and slight growth in the number of customers.  Further contributing to the increase was $44.7 million due to the implementation of EEPR base rates effective July 1, 2011 and EEPR amortization rates effective October 1, 2011.  These revenue increases were offset by approximately $168 million of rate decreases as a result of NPC’s various BTER and DEAA quarterly updates and Deferred Energy case effective October 1, 2011.  (See Note 3, Regulatory Actions, of the Notes to the Financial Statements in the 2011 Form 10-K)

For the nine months ended September 30, 2012, the average number of retail customers increased by 1.3%, consisting of an increase in residential and commercial customers of 1.4% and 0.5%, respectively, and a decrease in industrial customers of 2.0%, compared to 2011.

Electric Operating Revenues – Other decreased approximately $400 thousand for the three months ended September 30, 2012, compared to the same period in 2011.  The decrease is primarily due to decreases in revenue from public authorities of approximately $500 thousand and a decrease in connection fees of approximately $800 thousand, offset by increases in transmission revenue of approximately $700 thousand.

 Electric Operating Revenues – Other decreased approximately $4.7 million for the nine months ended September 30, 2012 compared to the same period in 2011.  The decrease is primarily due to a decrease in connection fees of approximately $2.3 million as a result of utilizing smart meters. Also contributing to the decrease was a decrease in rental income of approximately $2.1 million, as a result of the sale of the telecommunication towers by NPC in 2011.

Energy Costs

Energy Costs include fuel for generation and purchased power.  Energy costs are dependent upon several factors which may vary by season or period.  As a result, NPC’s usage and average cost per MWh of fuel for generation versus purchased power to meet demand can vary significantly.  Factors that may affect energy costs include, but are not limited to:

•	weather
•	generation efficiency
•	plant outages
•	total system demand
•	resource constraints
•	transmission constraints
•	natural gas constraints
•	long-term contracts
•	mandated power purchases; and
•	volatility of commodity prices

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Energy Costs
Fuel for power generation	$123,992	$162,976	(23.9)%	$285,799	$378,790	(24.5)%
Purchased power	171,687	181,733	(5.5)%	388,494	399,707	(2.8)%
Energy Costs	$295,679	$344,709	(14.2)%	$674,293	$778,497	(13.4)%

MWhs
MWhs Generated (in thousands)	5,105	4,879	4.6%	12,264	11,138	10.1%
Purchased Power (in thousands)	2,392	2,520	(5.1)%	5,415	5,821	(7.0)%
Total MWhs	7,497	7,399	1.3%	17,679	16,959	4.2%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$24.29	$33.40	(27.3)%	$23.30	$34.01	(31.5)%
Average cost per MWh of Purchased Power	$71.78	$72.12	(0.5)%	$71.74	$68.67	4.5%
Average total cost per MWh	$39.44	$46.59	(15.3)%	$38.14	$45.90	(16.9)%

Energy Costs and the average total cost per MWh decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to a decrease in costs associated with lower natural gas prices. For the three months ended September 30, 2012, volume increased primarily as a result of an increase in customer usage by certain industrial customers, slight customer growth, and to a lesser extent, weather.  For the nine months ended September 30, 2012, volume increased primarily due to an increase in demand as a result of an increase in CDDs, particularly during the second quarter of 2012, an increase in usage by certain industrial customers and slight customer growth.

•

Fuel for generation costs decreased $39.0 million for the three months ended September 30, 2012, while volume increased, compared to the same period in 2011.  Approximately $39.6 million of the decrease was attributable to a decrease in natural gas prices.  Also contributing to the decrease in costs was approximately a $2.8 million decrease in hedging activities.  These decreases were partially offset by a slight increase in volume of $3.4 million due to the increase in demand as discussed above.

Fuel for generation costs decreased $93.0 million for the nine months ended September 30, 2012, while volume increased, compared to the same period in 2011.  Similar to the discussion above of the three month period, approximately $94.7 million of the decrease was attributable to a decrease in natural gas prices and approximately $20.1 million of the decrease was due to a decrease in hedging activities.  These decreases were partially offset by approximately $21.8 million as a result of an increase in volume due to the addition of the Harry Allen Generating Station and an increase in demand as discussed above.

•

Purchased power costs decreased $10.0 million for the three months ended September 30, 2012 compared to the same period in 2011.  The decrease in purchased power costs is primarily due to approximately $23.0 million decrease in volume of non-renewable power purchased, resulting from increased self-generation, as discussed above, partially offset by a $15.9 million increase in the volume of renewable energy purchased, as mandated by the Portfolio Standard. Purchased power costs also decreased due to the decrease in the cost of non-renewable energy of approximately $4.9 million primarily driven by lower natural gas prices. The decrease in cost was partially offset by an increase in the cost of renewable power purchases of approximately $1.9 million.

Purchased power costs decreased $11.2 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The decrease in purchased power costs is primarily due to approximately $67.1 million decrease in volume of non-renewable power purchased, resulting from increased self-generation, as discussed above, partially offset by a $36.6 million increase in the volume of renewable energy purchased, as mandated by the Portfolio Standard. The decrease was further offset by an increase in the cost of power purchases of approximately $19.3 million primarily due to long term purchase commitments.

Deferred Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Deferred energy	$(22,685)	$(10,354)	119.1%	$(15,461)	$(1,274)	1113.6%

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

                Amounts for the three months ended September 30, 2012 and 2011 include amortization of deferred energy of $(58.3) million and $(28.0) million, respectively; and an over-collection of amounts recoverable in rates of $35.6 million and $17.7 million, respectively.  Amounts for the nine months ended September 30, 2012 and 2011 include amortization of deferred energy of $(136.5) million and $(67.0) million, respectively; and an over-collection of amounts recoverable in rates of $121.0 million and $65.7 million, respectively.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Energy efficiency program costs	$28,492	$20,451	39.3%	$65,466	$20,451	220.1%
Other operating expenses	$65,372	$68,004	(3.9)%	$200,484	$195,040	2.8%
Maintenance	$12,533	$3,460	262.2%	$52,594	$45,122	16.6%
Depreciation and amortization	$66,975	$67,212	(0.4)%	$201,096	$186,798	7.7%

For the three and nine months ended September 30, 2012 energy efficiency program costs increased $8.0 million and $45.0 million, respectively, compared to the prior year primarily due to the implementation of EEPR base rates in July 2011 and in the case of the nine month period, EEPR amortization rates effective October 2011.

Energy efficiency program costs are conservation costs being recovered from ratepayers through EEPR revenues which were implemented in July 2011 for base rates and in October 2011 for amortization rates (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K). Costs incurred prior to the implementation of the EEPR rates are recovered through general rates and amortized to other operating expense discussed below.  The EEPR mechanism is designed such that conservation costs are equal to revenues collected and any over/under collection is deferred as a regulatory asset/liability until rates are reset. As a result, amounts related to EEPR do not have an effect on gross margin, operating income, or net income.

Other operating expenses decreased $2.6 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a $1.1 million decrease in stock compensation costs, $1.1 million lower pension and benefit costs, $0.9 million decrease in regulatory amortization costs, $0.9 million decrease in injuries and damages expenses and $0.7 million lower transmission and distribution expenses. The decrease was partially offset by a $3.1 million increase in amortization of energy efficiency and conservation costs.

Other operating expenses increased $5.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $9.4 million increase in amortization of energy efficiency and conservation costs, a $2.3 million increase in stock compensation costs, and an approximate $3 million reduction in capitalized costs as a result of a decrease in construction activity.  The increase was partially offset by a $3.2 million decrease in regulatory amortization costs, $1.8 million lower lease expenses, $1.5 million lower transmission and distribution costs, a $1.3 million decrease in rate case expenses and a $1.1 million decrease in customer expenses.

Maintenance expense increased $9.1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to the absence of an $8 million reduction in maintenance expense recorded in 2011 as a result of the final calculation of a termination amount for a long-term service agreement for the Higgins Generating Station which was previously expensed in 2010.  Also contributing to the increase was $1 million of planned maintenance outages in 2012 at the Lenzie Generating Station.

Maintenance expense increased $7.5 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the absence of an $8 million reduction in maintenance expense recorded in 2011 as a result of the final calculation of a termination amount for a long-term service agreement for the Higgins Generating Station which was previously expensed in 2010.  Also contributing to the increase was $13 million of planned maintenance outages in 2012 at the Lenzie, Silverhawk, Harry Allen and Higgins Generating Stations.  The increase was partially offset by $13.7 million planned maintenance outages in 2011 at the Reid Gardner, Navajo and Clark Generating Stations.

  Depreciation and amortization did not change significantly for the three months ended September 30, 2012 compared to the same period in 2011.

Depreciation and amortization increased $14.3 million for the nine months ended September 30, 2012, compared to the same period in 2011 primarily due to increased depreciation of $8.5 million resulting from the expansion at Harry Allen Generating Station placed in service in May 2011.  Also contributing to the increase was a change in depreciation rates, as of January 1, 2012, resulting from a recent depreciation study and other general plant in service increases.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Interest expense
(net of AFUDC-debt: $1,528, $842, $4,021 and $8,962)	$51,784	$55,267	(6.3)%	$158,791	$163,036	(2.6)%

Interest expense decreased $2.8 million for the three months ended September 30, 2012, compared to the same period in 2011 due to approximately $2.5 million in decreased net interest costs from various refinancings and redemptions and an approximate $700 thousand increase in AFUDC-debt primarily due to various construction projects, partially offset by variable rate debt fluctuations.  See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2011 Form 10-K and Note 4, Long-Term Debt, in the Condensed Notes to Financial Statements, for additional information regarding long-term debt.

Interest expense decreased $9.2 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Similar to the discussion of the three month period above, the decrease is primarily due to approximately $8.6 million in decreased net interest costs from various refinancings and redemptions, partially offset by variable rate debt fluctuations.  Further offsetting the decrease in interest expense was a decrease in AFUDC-debt of $4.9 million.  AFUDC-debt decreased approximately $6.4 million primarily due to the completion of the Harry Allen Generating Station in May 2011, offset by an increase in AFUDC-debt of $1.3 million related to construction of ON Line.  See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2011 Form 10-K and Note 4, Long-Term Debt, in the Condensed Notes to Financial Statements, for additional information regarding long-term debt.

Other Income (Expense)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Interest income (expense) on regulatory items	$(1,623)	$(82)	1879.3%	$(5,488)	$679	(908.2)%
AFUDC-equity	$1,833	$1,026	78.7%	$4,823	$10,979	(56.1)%
Other income	$7,096	$594	1094.6%	$14,197	$2,708	424.3%
Other expense	$(2,823)	$(7,324)	(61.5)%	$(7,162)	$(15,235)	(53.0)%

Interest income (expense) on regulatory items changed by approximately $1.5 million for the three months ended September 30, 2012, compared to the same period in 2011.  Contributing to the change was an approximate $1.4 million net decrease of interest income due to lower regulatory asset balances, and lower over-collected deferred energy balances in 2012. Further contributing to the change was approximately $604 thousand due to a decrease in interest income related to the deferred BTGR balance, discussed in Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.

Interest income (expense) on regulatory items changed by approximately $6.2 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $3.0 million of the change is due to a decrease in interest income related to the deferred BTGR balance, as discussed above. Also contributing to the change was a net $2.5 million decrease of interest income due to lower regulatory asset balances, and lower over-collected deferred energy balances in 2012.

AFUDC-equity increased for the three months ended September 30, 2012 compared to the same period in 2011 approximately $800 thousand primarily due to various construction projects.

AFUDC-equity decreased for the nine months ended September 30, 2012 compared to the same period in 2011 approximately $6.2 million.  The decrease was primarily due to approximately $7.7 million decrease in AFUDC as a result of the completion of the Harry Allen Generating Station in May 2011 offset by an increase in construction of ON Line of approximately $1.6 million.

Other income increased $6.5 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a $5.5 million gain on the sale of telecommunication towers in 2012 and a $1.1 million gain on investments in 2012.

Other income increased $11.5 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The increase is primarily due to the $5.5 million gain on the sale of telecommunication towers in 2012, note above, as well as a $4.9 million Harry Allen construction project settlement in 2012 and $1.9 million of gains on investments in 2012.

The decrease in other expense of $4.5 million for the three months ended September 30, 2012, compared to the same period in 2011 is primarily due to $2.8 million loss on investments in 2011 and $2.8 million adjustments for the settlement of the deferred energy rate case in 2011, offset slightly by $1.1 million adjustment for the settlement of the deferred energy rate case in 2012. For further discussion of the DEAA adjustment, see Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K and Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements.

The decrease in other expense of $8.1 million for the nine months ended September 30, 2012, compared to the same period in 2011 is primarily due to a $3.0 million adjustment, recorded in 2011, as a result on an order from the PUCN adjusting EEIR revenue recorded in 2010, $2.3 million loss on investments in 2011 and $2.8 million adjustments for the settlement of the deferred energy rate case in 2011, offset slightly by $1.1 million adjustment for the settlement of the deferred energy rate case in 2012. For further discussion of the EEIR adjustment, reference Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K. For further discussion of the DEAA adjustment see Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K and Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements.

Analysis of Cash Flows

NPC’s cash flows increased during the nine months ended September 30, 2012, compared to the same period in 2011, due to an increase in cash from operating activities and a reduction in cash used by investing activities, offset partially by an increase in cash used by financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to higher BTGR rates, resulting from NPC’s 2011 GRC, combined with increased customer usage.  Also contributing to the increase were over collections of EEPR, refunds of customer deposits in 2011, and a reduction in spending for conservation programs.  These increases were partially offset by quarterly BTER adjustments and negative DEAA rates to refund prior period over collected balances, expiration of rates to collect the deferred rate increase from NPC’s 2008 GRC, and timing of property tax and interest payments.

Cash Used By Investing Activities. The decrease in cash used by investing activities was primarily due to the completion of construction at the Harry Allen Generating Station in May 2011, partially offset by proceeds from the sale of certain telecommunication towers in 2011 and an increase in construction due to ON Line in 2012.

Cash Used By Financing Activities. Cash used by financing activities increased primarily due to a reduction in capital contribution from NVE, an increase in dividends paid to NVE and a reduction in cash from the issuance of debt partially offset by a decrease in debt retirements.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

NPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures, and the payment of interest on NPC’s outstanding indebtedness.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as NPC continues to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome, and economic conditions.  Available liquidity as of September 30, 2012 was as follows (in millions):

Available Liquidity as of September 30, 2012 (in millions)
NPC
Cash and Cash Equivalents	$124.5
Balance available on Revolving Credit Facility(1)	497.3
$621.8

(1)	As of November 6, 2012, NPC had approximately $497.3 million available under its revolving credit facility which includes reductions for letters of credits, as discussed below under Financing Transactions.

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

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million from cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.  NPC does not have any other debt maturities in 2012; however, NPC is required to redeem approximately $98.1 million of its variable rate debt, due 2020, prior to ON Line’s commercial operation date, which is currently expected no later than December 31, 2013.  As of November 6, 2012, NPC has no borrowings outstanding on its $500 million revolving credit facility, not including letters of credit.

In prior years, NPC required significant amounts of liquidity due to the magnitude of capital expenditures needed to support a growing customer base and to support unstable energy markets.  As NPC has transitioned to slower growth, the amount of capital expenditures required has declined.  NPC’s investment in generating stations in the past several years and more stable energy markets have positioned NPC to better manage and optimize its resources.  As a result, NPC anticipates that they will be able to meet short-term operating costs and capital expenditures with internally generated funds and the use of its revolving credit facility.  Furthermore, with new investments now in rates, the decrease of hedging costs, more current rate recovery of deferred energy costs, various rate reset mechanisms, current federal tax NOL, and a decrease in capital expenditures, NPC expects to generate free cash flow.  The free cash flow may be used to reduce debt, to increase dividend payout and for potential investment opportunities.   To meet long-term maturing debt obligations, NPC may use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt, or capital contributions from NVE.

However, if energy costs rise at a rapid rate or NPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and  Financial Gas Hedges, the amount of liquidity available NPC could be significantly less.  In order to maintain sufficient liquidity under such circumstances, NPC may be required to delay capital expenditures, re-finance debt, or receive capital contributions from NVE.

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

                During the nine months ended September 30, 2012, NPC paid dividends to NVE of $119 million.  On November 7, 2012, NPC declared a dividend to NVE of $65 million.

NPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, NPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement, and maintenance of facilities.

During the nine months ended September 30, 2012, there were no material changes to contractual obligations as set forth in NPC’s 2011 Form 10-K.

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

The NPC Credit Agreement contains one financial maintenance covenant that requires NPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that NPC did not meet the financial maintenance covenant or there is a different event of default, the NPC Credit Agreement would restrict dividends to NVE.  As of September 30, 2012, NPC was in compliance with this covenant requirement.  Moreover, so long as NPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in NPC's business, assets, property or financial condition would not be a condition to the availability of credit under the facility. In the event that NPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in NPC's business, assets, property or financial condition would be a condition to borrowing under the revolving credit facility.

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

The NPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that NPC can borrow or use for letters of credit and would require that NPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by NPC on a monthly basis, and after calculating such reduction, the NPC Credit Agreement provides that the reduction in availability under the revolving credit facility to NPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' hedging program, there was no negative mark-to-market exposure for NPC as of November 6, 2012 that would impact borrowings.

   Maturity of General and Refunding Mortgage Notes, Series I

In April 2012, NPC used $120 million from its revolving credit facility along with $10 million from cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

Factors Affecting Liquidity

   Ability to Issue Debt

NPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of September 30, 2012, the most restrictive of the factors below is the PUCN authority.  As such, NPC may issue up to $725 million in long-term debt, in addition to the use of its existing credit facility.  However, depending on NVE’s or SPPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting NPC’s ability to issue debt are further detailed below:

a.

Financing authority from the PUCN - As of September 30, 2012, NPC has financing authority from the PUCN for the period ending December 31, 2013, consisting of authority (1) to issue additional long-term debt securities of up to $725 million; (2) to refinance up to approximately $192.5 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $1.3 billion.

b.

Financial covenants within NPC’s financing agreements – Under the NPC Credit Agreement, NPC must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on September 30, 2012 financial statements, NPC was in compliance with this covenant and could incur up to $3.0 billion of additional indebtedness.

All other financial covenants contained in NPC’s financing agreements are suspended as NPC’s senior secured debt is currently rated investment grade.  However, if NPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, NPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s Term Loan – As discussed in NVE’s Ability to Issue Debt, NPC is also subject to NVE’s cap on additional consolidated indebtedness of $3.4 billion.

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

The NPC Indenture creates a lien on substantially all of NPC’s properties in Nevada.  As of September 30, 2012, $3.8 billion of NPC’s General and Refunding Mortgage Securities were outstanding.  NPC had the capacity to issue $1.6 billion of General and Refunding Mortgage Securities as of September 30, 2012.  That amount is determined on the basis of:

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

   Credit Ratings

The liquidity of NPC, the cost and availability of borrowing by NPC under the NPC Credit Agreement, the potential exposure of NPC to collateral calls under various contracts and the ability of NPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for NPC’s debt.  NPC’s senior secured debt is rated investment grade by three NRSRO’s:  Fitch, Moody’s and S&P.    As of September 30, 2012, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
NPC	Sr. Secured Debt	BBB*	Baa1*	BBB*

*	Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

Fitch’s rating outlook is positive, while Moody’s and S&P’s rating outlook is stable for NPC.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade, in NPC may allow the counterparty to request adequate financial assurance, which, if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  The net mark-to-market value as of September 30, 2012 for all suppliers continuing to provide power under a WSPP agreement would approximate a $56.3 million payment or obligation to NPC.  These contracts qualify for the normal purchases and normal sales scope exception under the Derivatives and Hedging Topic of the FASC, and as such, are not required to be marked-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

   Gas Supplier Matters

With respect to the purchase and sale of natural gas, NPC uses several types of standard industry contracts.  The natural gas contract terms and conditions are more varied than the electric contracts.  Consequently, some of the contracts contain language similar to that found in the WSPP agreement and other agreements have unique provisions dealing with material adverse changes, which primarily means a credit rating downgrade below investment grade.  Most contracts and confirmations for natural gas purchases have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurances.  Forward physical gas supplies are purchased under index based pricing terms, and as such, do not carry forward mark-to-market exposure.

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which, under certain circumstances, require the Utilities to provide collateral to continue receiving service.  NPC has one transmission counterparty for which it is required to post cash collateral or a letter of credit in the event of credit rating downgrades.   As of September 30, 2012, the maximum amount of additional collateral NPC would be required to post under these contracts in the event of credit rating downgrades was approximately $86.4 million.  Of this amount, approximately $25.9 million would be required if NPC’s Senior Unsecured ratings are rated below BB (S&P) or Ba3 (Moody’s) and an additional amount of approximately $60.5 million would be required if NPC’s Senior Unsecured and Senior

Secured ratings, both are downgraded to below investment grade.  During the second quarter of 2012, $17.9 million of letters of credit posted as collateral were returned from the counterparty to NPC during the period due to NPC’s unsecured credit rating becoming investment grade.  In exchange, the amount of additional cash collateral that would be required in the event of a credit rating downgrade increased.

   Financial Gas Hedges

NPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under NPC’s Financing Transactions, the availability under NPC’s Credit Agreement is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of NPC’s commodity hedging program, there was no negative mark-to-market exposure for NPC as November 1, 2012 that would impact credit availability.  If deemed prudent, NPC may purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

Sierra Pacific Power Company

RESULTS OF OPERATIONS

SPPC recognized net income of $34.4 million for the three months ended September 30, 2012, compared to net income of $25.3 million for the same period in 2011.  During the nine months ended September 30, 2012, SPPC recognized net income of approximately $65.8 million compared to $45.4 million for the same period in 2011.

During the nine months ended September 30, 2012, SPPC paid $20 million in dividends to NVE.

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

The components of gross margin were (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Operating Revenues:
Electric	$212,073	$202,263	4.9%	$549,886	$545,462	0.8%
Gas	12,077	16,615	(27.3)%	77,543	125,357	(38.1)%
	$224,150	$218,878	2.4%	$627,429	$670,819	(6.5)%

Energy Costs:
Fuel for power generation	47,324	53,803	(12.0)%	115,137	141,130	(18.4)%
Purchased power	33,999	41,615	(18.3)%	98,400	118,965	(17.3)%
Gas purchased for resale	5,382	10,137	(46.9)%	46,491	87,753	(47.0)%
Deferral of energy - electric - net	(5,498)	(22,095)	(75.1)%	(13,854)	(45,924)	(69.8)%
Deferral of energy - gas - net	(853)	(1,171)	(27.2)%	(970)	3,520	(127.6)%
Energy efficiency program costs	4,092	2,596	57.6%	11,143	2,596	329.2%
Total Costs	$84,446	$84,885	(0.5)%	$256,347	$308,040	(16.8)%

Cost by Segment:
Electric	$79,917	$75,919	5.3%	$210,826	$216,767	(2.7)%
Gas	4,529	8,966	(49.5)%	45,521	91,273	(50.1)%
	$84,446	$84,885	(0.5)%	$256,347	$308,040	(16.8)%

Gross Margin by Segment:
Electric	$132,156	$126,344	4.6%	$339,060	$328,695	3.2%
Gas	7,548	7,649	(1.3)%	32,022	34,084	(6.0)%
Gross Margin	$139,704	$133,993	4.3%	$371,082	$362,779	2.3%

Electric gross margin increased $5.8 million for the three months ended September 30, 2012, compared to the same period in 2011.  Approximately $5.3 million of the increase is due to an increase in customer usage.  Usage increased primarily due to an increase in cooling degree days as shown in the tables below.

Electric gross margin increased $10.4 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $9.7 million of the increase is due to an increase in customer usage.  Usage increased primarily due to an increase in cooling degree days, as shown in the tables below, and an increase in commercial usage by mining customers.

Gas gross margin did not change materially during the three months ended September 30, 2012, compared to the same period in 2011.

Gas gross margin decreased $2.1 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $3.6 million of decreased usage among customers. Usage decreased primarily as result of a decrease in heating degree days, as shown in the tables below.

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

The following table shows the heating degree days and cooling degree days within SPPC’s service territory:

	Three Months Ended September 30,					Nine Months Ended September 30,
				2012 Change					2012 Change
	2012	2011	Normal	Prior Year	Normal	2012	2011	Normal	Prior Year	Normal
SPPC
Heating	1	3	69	(66.7)%	(98.6)%	2,677	3,201	3,012	(16.4)%	(11.1)%
Cooling	1,020	848	699	20.3%	45.9%	1,255	960	878	30.7%	42.9%

Electric Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
Operating Revenues:	2012	2011	Prior Year %	2012	2011	Prior Year %
Residential	$68,677	$63,402	8.3%	$180,953	$178,445	1.4%
Commercial	78,409	75,503	3.8%	200,912	200,064	0.4%
Industrial	48,541	46,761	3.8%	120,234	116,396	3.3%
Retail Revenues	195,627	185,666	5.4%	502,099	494,905	1.5%
Other	16,446	16,597	(0.9)%	47,787	50,557	(5.5)%
Total Operating Revenues	$212,073	$202,263	4.9%	$549,886	$545,462	0.8%

Retail sales in thousands of MWhs
Residential	667	612	9.0%	1,737	1,673	3.8%
Commercial	849	822	3.3%	2,233	2,165	3.1%
Industrial	686	642	6.9%	2,005	1,887	6.3%
Retail sales in thousands of MWhs	2,202	2,076	6.1%	5,975	5,725	4.4%

Average retail revenue per MWh	$88.84	$89.43	(0.7)%	$84.03	$86.45	(2.8)%

Retail revenue increased by $10 million for the three months ended September 30, 2012, as compared to the same period in 2011. Contributing to the increase was approximately $6.3 million due to an increase in customer usage primarily due to an increase in CDDs during the third quarter of 2012 as outlined in the table above. Further contributing to the increase was $1.6 million attributable to customer growth and approximately $1.5 million attributable to the EEPR amortization rates effective October 1, 2011 (see Note 3, Regulatory Actions of the Notes to Financial Statements in this Form 10-Q and the 2011 Form 10-K).

For the three months ended September 30, 2012 the average number of residential, commercial, and industrial customers increased 1.0%, 0.7% and 4.4%, respectively, compared to the same period in 2011.

Retail revenue increased by $7.2 million for the nine months ended September 30, 2012, as compared to the same period in 2011.  Contributing to the increase was approximately $11.8 million due to an increase in customer usage primarily due to an increase in CDDs as outlined in the table above and also due to increased usage by mining customers.  Further contributing to the increase was approximately $8.5 million attributable to the implementation of EEPR base rates effective July 1, 2011, and EEPR amortization rates effective October 1, 2011, and $1.4 million due to an increase in EEIR revenue (see Note 3, Regulatory Actions of the Notes to Financial Statements in this Form 10-Q and the 2011 Form 10-K).  Customer growth also contributed approximately $2.8 million to the increase. These increases were partially offset by approximately $20.0 million of rate decreases due to SPPC’s annual Deferred Energy case effective October 1, 2011, and various BTER and DEAA quarterly updates (see Note 3, Regulatory Actions of the Notes to Financial Statements in this Form 10-Q and the 2011 Form 10-K).

For the nine months ended September 30, 2012, the average number of residential and industrial customers increased 0.7% and 2.8%, respectively, while commercial customers decreased 0.2% compared to the same period in 2011.

Electric Operating Revenues – Other decreased by $150 thousand for the three months ended September 30, 2012, compared to the same period in 2011.  A decrease of approximately $910 thousand in energy sales to CalPeco under a five year agreement as a condition to the sale of SPPC’s California Assets which occurred on January 1, 2011 (see Note 16, Assets Held for Sale, of the Notes to Financial Statements in the 2011 Form 10-K) contributed to the decrease in electric operating revenues other.  This decrease was partially offset by an increase of approximately $849 thousand in transmission service revenues.

Electric Operating Revenues – Other decreased by $2.8 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $4.3 million of the decrease is due to a decrease in revenues from energy sales to CalPeco, as discussed above. This decrease was partially offset by a $1.9 million increase in transmission service revenues.

Gas Operating Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Gas Operating Revenues:
Residential	$7,306	$8,582	(14.9)%	$45,104	$65,833	(31.5)%
Commercial	2,583	3,398	(24.0)%	17,961	27,945	(35.7)%
Industrial	906	1,265	(28.4)%	5,115	8,634	(40.8)%
Retail Revenues	10,795	13,245	(18.5)%	68,180	102,412	(33.4)%
Wholesale Revenues	563	2,615	(78.5)%	7,033	20,530	(65.7)%
Miscellaneous	719	755	(4.8)%	2,330	2,415	(3.5)%
Total Gas Revenues	$12,077	$16,615	(27.3)%	$77,543	$125,357	(38.1)%

Retail sales in thousands of Dths
Residential	642	638	0.6%	5,613	6,318	(11.2)%
Commercial	374	389	(3.9)%	2,939	3,228	(9.0)%
Industrial	153	160	(4.4)%	876	1,047	(16.3)%
Retail sales in thousands of Dths	1,169	1,187	(1.5)%	9,428	10,593	(11.0)%

Average retail revenue per Dth	$9.23	$11.16	(17.2)%	$7.23	$9.67	(25.2)%

SPPC’s retail gas revenues decreased $2.5 million for the three months ended September 30, 2012, compared to the same period in 2011.  Approximately $2.4 million of the decrease is due to decreases in retail rates as a result of SPPC’s annual Deferred Energy case, effective October 1, 2011, and various BTER quarterly updates (see Note 3, Regulatory Actions of the Notes to Financial Statements).

SPPC’s retail gas revenues decreased $34.2 million for the nine months ended September 30, 2012, compared to the same periods in 2011.  Approximately $27.7 million of the decrease is due to decreases in retail rates as a result of SPPC’s annual Deferred Energy case, effective October 1, 2011, and various BTER quarterly updates (see Note 3, Regulatory Actions of the Notes to Financial Statements). Approximately $6.7 million of the decrease was due to decreased usage.  Usage decreased primarily due to a decrease in heating degree days, as shown in the table above. These decreases were partially offset by $0.2 million attributable to the implementation of STPR rates effective October 1, 2011 (see Note 3, Regulatory Actions of the Notes to Financial Statements in this Form 10-Q and the 2011 Form 10-K).

Wholesale revenues decreased for the three and nine months ended September 30, 2012 by $2.1 million and $13.6 million respectively, primarily due to a decrease in pipeline optimization.

Energy Costs

Energy Costs include purchased power and fuel for generation.  These costs are dependent upon many factors which may vary by season or period.  As a result, SPPC’s usage and average cost per MWh of purchased power versus fuel for generation can vary significantly as the company meets the demands of the season.  These factors include, but are not limited to:

•	weather
•	plant outages
•	total system demand
•	resource constraints
•	transmission constraints
•	gas transportation constraints
•	natural gas constraints
•	long-term contracts
•	mandated power purchases
•	generation efficiency; and
•	volatility of commodity prices

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Energy Costs:
Fuel for power generation	$47,324	$53,803	(12.0)%	$115,137	$141,130	(18.4)%
Purchased power	33,999	41,615	(18.3)%	98,400	118,965	(17.3)%
Total Energy Costs	$81,323	$95,418	(14.8)%	$213,537	$260,095	(17.9)%

MWhs
MWhs Generated (in thousands)	1,512	1,301	16.2%	3,829	3,339	14.7%
Purchased Power (in thousands)	971	1,057	(8.1)%	3,031	3,260	(7.0)%
Total MWhs	2,483	2,358	5.3%	6,860	6,599	4.0%

Average cost per MWh
Average fuel cost per MWh of Generated Power	$31.30	$41.36	(24.3)%	$30.07	$42.27	(28.9)%
Average cost per MWh of Purchased Power	$35.01	$39.37	(11.1)%	$32.46	$36.49	(11.0)%
Average total cost per MWh	$32.75	$40.47	(19.1)%	$31.13	$39.41	(21.0)%

Energy costs and average cost per MWh decreased for the three and nine months ended September 30, 2012, compared to the same period in 2011, primarily due to lower natural gas prices, and for the nine month period a decrease in costs associated with hedging activities.  Total MWhs increased for the three and nine month periods primarily due to an increase in CDDs, and in the case of the nine months, an increase in usage by mining customers.

•

Fuel for generation costs decreased $6.5 million for the three months ended September 30, 2012, compared to the same period in 2011.  Approximately $13.7 million of the change is due to lower natural gas prices partially offset by an increase in volume of approximately $6.6 million and a slight increase in the price of coal of approximately $1.2 million.

Fuel for generation costs decreased $26.0 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $37.0 million of the change is due to lower natural gas prices.  Fuel for generation costs were further decreased by $5.6 million due to a decrease in hedging activities. These decreases were partially offset by an increase in volume of approximately $13.5 million and an increase in the price of coal of approximately $3.1 million.

•

Purchased power costs decreased $7.6 million for the three months ended September 30, 2012, compared to the same period in 2011. Approximately $4.1 million of the decrease is due to lower natural gas prices and approximately $2.6 million is due to decreased volume.  Volume decreased due to increased reliance on internal generation.

Purchased power costs decreased $20.6 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $12.9 million of the decrease is due to lower natural gas prices and approximately $6.4 million is due to decreased volume.  Volume decreased due to increased reliance on internal generation.

Gas Purchased for Resale

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Gas purchased for resale	$5,382	$10,137	(46.9)%	$46,491	$87,753	(47.0)%
Gas purchased for resale (in thousands of Dths)	1,349	1,859	(27.4)%	12,636	15,696	(19.5)%
Average cost per Dth	$3.99	$5.45	(26.8)%	$3.68	$5.59	(34.2)%

Gas purchased for resale decreased by $4.8 million for the three months ended September 30, 2012, compared to the same period in 2011.  Approximately $2.6 million of the decrease is due to lower natural gas prices and approximately $2.0 million is due to a decrease in volume.  Volume decreased primarily due to a decrease in pipeline optimization.

Gas purchased for resale decreased by $41.3 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Approximately $24.6 million of the decrease is due to lower natural gas prices and approximately $11.3 million is due to a decrease in volume.  Volume decreased primarily due to a decrease in pipeline optimization and a decrease in heating degree days.  Also contributing to the decrease in gas purchased for resale was a decrease in costs associated with hedging activities of approximately $5.4 million for the nine month period.

Deferred Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Deferral of energy - electric - net	$(5,498)	$(22,095)	(75.1)%	$(13,854)	$(45,924)	(69.8)%
Deferral of energy - gas - net	(853)	(1,171)	(27.2)%	(970)	3,520	(127.6)%
	$(6,351)	$(23,266)		$(14,824)	$(42,404)

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

Deferred energy – electric for the three months ended September 30, 2012 and 2011 include amortization of deferred energy of ($19.3) million and ($27.1) million respectively; and an over-collection of amounts recoverable in rates of $13.8 million and $5.0 million, respectively.  Amounts for the nine months ended September 30, 2012 and 2011, include amortization of deferred energy of ($65.0) million and ($75.5) million, respectively; and an over-collection of amounts recoverable in rates of $51.2 million and $29.5 million, respectively.

Deferred energy – gas for the three months ended September 30, 2012 and 2011 include amortization of deferred energy of ($2.2) million and ($1.3) million respectively; and an over-collection of amounts recoverable in rates of $1.3 million and $0.2 million, respectively.  Amounts for the nine months ended September 30, 2012 and 2011, include amortization of deferred energy of ($19.9) million and ($12.0) million, respectively; and an over-collection of amounts recoverable in rates of $18.9 million and $15.5 million, respectively.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Energy efficiency program costs	$4,092	$2,596	57.6%	$11,143	$2,596	329.2%
Other operating expenses	$34,128	$35,933	(5.0)%	$104,214	$110,836	(6.0)%
Maintenance	$6,481	$7,909	(18.1)%	$23,596	$28,195	(16.3)%
Depreciation and amortization	$27,537	$26,525	3.8%	$80,594	$79,647	1.2%

For the three and nine months ended September 30, 2012 energy efficiency program costs increased $1.5 million and $8.5 million, respectively, compared to the prior year primarily due to the implementation of EEPR base rates in July 2011 and in the case of the nine month period, EEPR amortization rates effective October 2011.

Energy efficiency program costs are conservation costs being recovered from ratepayers through EEPR base rates and amortization rates which were implemented in July 2011 for base rates and in October 2011 for amortization rates (See Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K). Costs incurred prior to the implementation of the EEPR rates are recovered through general rates and amortized to other operating expense discussed below.  The EEPR mechanism is designed such that conservation costs are equal to revenues collected and any under/over collection is deferred as a regulatory asset/liability until rates are reset. As a result, amounts related to EEPR do not have an effect on gross margin, operating income, or net income.

Other operating expenses decreased $1.8 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to $2.3 million in lower pension and benefit costs, and a $0.6 million decrease in stock compensation costs. The decrease was partially offset by a $1.1 million increase in outside legal consulting fees.

Other operating expenses decreased $6.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $3.3 million in lower pension and benefit costs, $1.7 million in lower expenses for rate cases, $1.6 million in lower transmission and distribution costs, and $0.6 million lower reserves for uncollectible accounts. The decrease was partially offset by a $0.9 million increase in outside legal consulting fees.

Maintenance expense decreased $1.4 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to 2011 planned major outages at the Ft. Churchill and Valmy Generating Stations.

Maintenance expense decreased $4.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to $6.2 million of planned maintenance outages in 2011 at the Valmy Generating Station, offset by $2.4 million of planned maintenance outages in 2012 at the Tracy Generating Station.

Depreciation and amortization increased slightly for the three and nine months ended September 30, 2012, compared to the same period in 2011, primarily due to general increases in plant-in-service.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %
Interest expense
(net of AFUDC-debt: $448, $484, $1,458 and $1,409)	$15,298	$16,861	(9.3)%	$47,650	$50,581	(5.8)%

Interest expense decreased $1.6 million and $2.9 million for the three and nine month ended September 30, 2012, respectively, compared to the same period in 2011 primarily due to decreased debt amortization expense of $1.5 million for the three months and $2.7 million for the nine months. See Note 6, Long-Term Debt, of the Notes to Financial Statements in the 2011 Form 10-K for additional information regarding long-term debt.

Other Income (Expense)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Change from			Change from
	2012	2011	Prior Year %	2012	2011	Prior Year %

Interest expense on regulatory items	$(401)	$(1,200)	(66.6)%	$(715)	$(4,228)	(83.1)%
AFUDC-equity	$582	$664	(12.3)%	$1,843	$1,875	(1.7)%
Other income	$1,399	$810	72.7%	$4,181	$2,676	56.2%
Other expense	$(998)	$(2,255)	(55.7)%	$(3,609)	$(7,403)	(51.2)%

The decrease in interest expense on regulatory items of approximately $800 thousand and $3.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 is primarily attributable to interest expense related to lower over-collected deferred energy balances in 2012 of $700 thousand and $2.7 million for the three and nine month periods, respectively.

AFUDC-equity did not change materially for the three and nine months ended September 30, 2012 compared to the same periods in 2011.

Other income did not change materially for the three months ended September 30, 2012, compared to the same period in 2011.

Other income increased approximately $1.5 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The increase is primarily due to the $1.1 million settlement with CA ISO in 2011 recognized in 2012.  See Note 3, Regulatory Actions, FERC Matters, in the Notes to Financial Statements in the 2011 Form 10-K.

Other expense decreased $1.3 million for the three months ended September 30, 2012, as compared to the same period in 2011 primarily due to $0.7 million losses on investments in 2011 and $0.5 million adjustments for the settlement of the deferred energy rate case in 2011, offset slightly by $0.2 million adjustment for the settlement of the deferred energy rate case in 2012. For further discussion of the DEAA adjustment see Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K.

Other expense decreased $3.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011 primarily due to the $2.8 million adjustment, recorded in 2011, as a result of an order from the PUCN adjusting EEIR revenue recorded in 2010.  For further discussion of the EEIR adjustment see Note 3, Regulatory Actions, EEIR, of the Notes to Financial Statements in the 2011 Form 10-K. Adding to the decrease was $0.7 million losses on investments in 2011 and $0.5 million adjustment for the settlement of the deferred energy rate case in 2011, offset slightly by $0.2 million adjustment for the settlement of the deferred energy rate case in 2012. For further discussion of the DEAA adjustment see Note 3, Regulatory Actions, of the Notes to Financial Statements in the 2011 Form 10-K and Note 3, Regulatory Actions, of the Condensed Notes to Financial Statements.

Analysis of Cash Flows

SPPC’s cash flows decreased during the nine months ended September 30, 2012, compared to the same period in 2011, due to a decrease in cash from investing activities, offset partially by a slight increase in cash from operating activities and a reduction in cash used by financing activities.

Cash From Operating Activities. The increase in cash from operating activities was primarily due to increased customer usage, a reduction in refunds of over collected balances for energy, increased customer deposits, and over collections of EEPR. These increases were partially offset by increased energy payments due to a change in terms with energy counterparties from weekly to monthly settlements in mid-2011, higher rebates for wind energy in 2012, the receipt of cash in 2011 under the affiliate tax sharing agreement, increased funding of the retirement plan and the timing of property tax payments.

Cash From Investing Activities. The decrease in cash from investing activities was primarily due to the receipt of proceeds from the sale of California Assets in 2011 and increased capital expenditures for the NV Energize project in 2012.

Cash Used By Financing Activities. The decrease in cash used by financing activities is primarily due to a reduction in dividends to NVE and the repayment of draws under SPPC’s revolving credit facility in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Overall Liquidity

SPPC’s primary source of operating cash flows is electric revenues, including the recovery of previously deferred energy costs.  Significant uses of cash flows from operations include the purchase of electricity and natural gas, other operating expenses, capital expenditures, and the payment of interest on SPPC’s outstanding indebtedness.  Another significant use of cash is the refunding of previously over-collected amounts from customers; however, this is partially mitigated as SPPC continues to over-collect from customers as a result of current rates set above the current cost of fuel and purchased power.  Operating cash flows can be significantly influenced by factors such as weather, regulatory outcome, and economic conditions.  Available liquidity as of September 30, 2012 was as follows (in millions):

Available Liquidity as of September 30, 2012 (in millions)
		SPPC
Cash and Cash Equivalents		$51.7
	Balance available on Revolving Credit Facility(1)	239.5
		$291.2

(1)		As of November 6, 2012, SPPC had approximately $243.7 million available under its revolving credit facility
		which includes reductions for letters of credits, as discussed below under Financing Transactions.

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

SPPC has no significant debt maturities in 2012.  However, SPPC’s $250 million 5.45% General and Refunding Notes, Series Q, will mature on September 1, 2013.  As of November 6, 2012, SPPC has no borrowings outstanding on its $250 million revolving credit facility, not including letters of credit.

In prior years, SPPC required significant amounts of liquidity due to the magnitude of capital expenditures needed to support a growing customer base and to support unstable energy markets.  As SPPC has transitioned to slower growth, the amount of capital expenditures required has declined.  SPPC’s investment in generating stations in the past several years and more stable energy markets have positioned SPPC to better manage and optimize its resources.  As a result, SPPC anticipates that they will be able to meet short term operating costs and capital expenditures with internally generated funds and the use of its revolving credit facility.  Furthermore, with significant investments in rates, the decrease of hedging costs, more current rate recovery of deferred energy costs, various rate reset mechanisms, current federal tax NOL, and a decrease in capital expenditures, SPPC expects to generate free cash flow.  The free cash flow may be used to reduce debt, to increase dividend payout and for potential investment opportunities.   To meet long term

maturing debt obligations, SPPC may use a combination of internally generated funds, its revolving credit facility, the issuance of long-term debt, or capital contributions from NVE.

However, if energy costs rise at a rapid rate, or SPPC were to experience a credit rating downgrade resulting in the posting of collateral as discussed below under Gas Supplier Matters and Financial Gas Hedges, the amount of liquidity available to SPPC could be significantly less.  In order to maintain sufficient liquidity under such circumstances, SPPC may be required to delay capital expenditures, refinance debt, or receive capital contributions from NVE.

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

During the nine months ended September 30, 2012, SPPC paid dividends to NVE of $20 million.

SPPC designs operating and capital budgets to control operating costs and capital expenditures.  In addition to operating expenses, SPPC has continuing commitments for capital expenditures for construction, environmental compliance, improvement, and maintenance of facilities.

During the nine months ended September 30, 2012, there were no material changes to contractual obligations as set forth in SPPC’s 2011 Form 10-K.

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

The SPPC Credit Agreement contains one financial maintenance covenant that requires SPPC to maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00. In the event that SPPC did not meet the financial maintenance covenant or there is a different event of default, the SPPC Credit Agreement would restrict dividends to NVE. As of September 30, 2012, SPPC was in compliance with this covenant requirement.  Moreover, so long as SPPC's senior secured debt remains rated investment grade by S&P and Moody's (in each case, with a stable or better outlook), a representation concerning no material adverse change in SPPC's business, assets, property, or financial condition would not be a condition to the availability of credit under the facility. In the event that SPPC's senior secured debt rating were rated below investment grade by either S&P or Moody's, or investment grade by either S&P or Moody's but with a negative outlook, a representation concerning no material adverse change in SPPC's business, assets, property, or financial condition would be a condition to borrowing under the revolving credit facility.

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

The SPPC Credit Agreement contains a provision which reduces the availability under the credit facility by the negative mark-to-market exposure for hedging transactions with credit facility lenders or their energy trading affiliates. The reduction in availability limits the amount that SPPC can borrow or use for letters of credit and would require that SPPC prepay any amount in excess of that limitation. The amount of the reduction is calculated by SPPC on a monthly basis, and after calculating such reduction, the SPPC Credit Agreement provides that the reduction in availability under the revolving credit facility to SPPC shall in no event exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of the Utilities' hedging program, there was no negative mark-to-market exposure for SPPC as of November 6, 2012, that would impact borrowings.

Factors Affecting Liquidity

   Ability to Issue Debt

SPPC’s ability to issue debt is impacted by certain factors such as financing authority from the PUCN, financial covenants in its financing agreements and its revolving credit facility agreement, and the terms of certain NVE debt.  As of September 30, 2012, the most restrictive of the factors below is the PUCN authority.  Based on this restriction, SPPC may issue up to $350 million of long-term debt securities, and maintain a credit facility of up to $600 million.  However, depending on NVE’s or NPC’s issuance of long-term debt or the use of the Utilities’ revolving credit facilities, the PUCN authority may not remain the most restrictive factor.  The factors affecting SPPC’s ability to issue debt are further detailed below:

a.

Financing authority from the PUCN - As of September 30, 2012, SPPC has financing authority from the PUCN for the period ending December 31, 2012, consisting of authority (1) to issue additional long-term debt securities of up to $350 million; (2) to refinance approximately $348 million of long-term debt securities; and (3) ongoing authority to maintain a revolving credit facility of up to $600 million.  On July 9, 2012, SPPC filed a new financing application with the PUCN which did not differ substantially from the current authority.  SPPC expects a decision on the application by December 2012;

b.

Financial covenants within SPPC’s financing agreements – Under the SPPC Credit Agreement, the Utility must maintain a ratio of consolidated indebtedness to consolidated capital, determined as of the last day of each fiscal quarter, not to exceed 0.68 to 1.00.  Based on September 30, 2012 financial statements, SPPC was in compliance with this covenant and could incur up to $979.5 million of additional indebtedness;

All other financial covenants contained in SPPC’s financing agreements are suspended as SPPC’s senior secured debt is currently rated investment grade.  However, if SPPC’s senior secured debt ratings fall below investment grade by either Moody’s or S&P, SPPC would again be subject to the limitations under these additional covenants; and

c.	Financial covenants within NVE’s Term Loan – As discussed in NVE’s Ability to Issue Debt, SPPC is also subject to NVE’s cap on additional consolidated indebtedness of $3.4 billion.

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

The SPPC Indenture creates a lien on substantially all of SPPC’s properties in Nevada.  As of September 30, 2012, $1.5 billion of SPPC’s General and Refunding Mortgage Securities were outstanding.  SPPC had the capacity to issue $832.0 million of additional General and Refunding Mortgage Securities as of September 30, 2012.  That amount is determined on the basis of:

1.	70% of net utility property additions; and/or
2.	the principal amount of retired General and Refunding Mortgage Securities.

Property additions include plant in service and specific assets in CWIP.  The amount of bond capacity listed above does not include eligible property in CWIP.

SPPC also has the ability to release property from the lien of the SPPC Indenture on the basis of net property additions, cash, and/or retired bonds.  To the extent SPPC releases property from the lien of the SPPC Indenture, it will reduce the amount of securities issuable under the SPPC Indenture.

   Credit Ratings

The liquidity of SPPC, the cost and availability of borrowing by SPPC under the SPPC Credit Agreement, the potential exposure of SPPC to collateral calls under various contracts, and the ability of SPPC to acquire fuel and purchased power on favorable terms are all directly affected by the credit ratings for SPPC’s debt.  SPPC’s senior secured debt is rated investment grade by three NRSROs: Fitch, Moody’s and S&P.  As of September 30, 2012, the ratings are as follows:

Rating Agency
		Fitch(1)	Moody’s(2)	S&P(3)
SPPC	Sr. Secured Debt	BBB*	Baa1*	BBB*

*Investment grade

(1)	Fitch’s lowest level of “investment grade” credit rating is BBB-.
(2)	Moody’s lowest level of “investment grade” credit rating is Baa3.
(3)	S&P’s lowest level of “investment grade” credit rating is BBB-.

Fitch’s rating outlook is positive, while Moody’s and S&P’s rating outlook is stable for SPPC.

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

Under these contracts, a material adverse change, which includes a credit rating downgrade in SPPC may allow the counterparty to request adequate financial assurance, which if not provided within three business days, could cause a default.  Most contracts and confirmations for purchased power have been modified or separate agreements have been made to either shorten the normal payment due date or require payment in advance of delivery in response to requests for financial assurance.  A default must be declared within 30 days of the event, giving rise to the default becoming known.  A default will result in a termination payment equal to the present value of the net gains and losses for the entire remaining term of all contracts between the parties aggregated to a single liquidated amount due within three business days following the date the notice of termination is received.  The mark-to-market value, which is substantially based on quoted market prices, can be used to roughly approximate the termination payment and benefit at any point in time.  According to the net mark-to-market value as of September 30, 2012, no amounts would be due to or from SPPC for all suppliers continuing to provide power under a WSPP agreement.  These contracts qualify for the normal purchases and normal sales scope exception as defined by the Derivatives and Hedging Topic of the FASC, and as such, are not required to be mark-to-market on the balance sheet.  Refer to Note 9, Derivatives and Hedging Activities, of the Notes to Financial Statements in the 2011 Form 10-K for further discussion.

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

Gas transmission service is secured under FERC tariffs or custom agreements.  These service contracts and tariffs require the user to establish and maintain creditworthiness to obtain service or otherwise post cash or a letter of credit to be able to receive service.  Service contracts are subject to FERC approved tariffs, which under certain circumstances require the Utilities to provide collateral to continue receiving service.

   Financial Gas Hedges

SPPC enters into certain hedging contracts with various counterparties to manage the gas price risk inherent in purchased power and fuel contracts. As discussed under SPPC’s Financing Transactions, the availability under SPPC’s Credit Agreement is reduced by the amount of net negative mark-to-market positions on hedging contracts with counterparties who are lenders to the revolving credit facility, provided that the reduction in availability under the revolving credit facility shall at no time exceed 50% of the total commitments then in effect under the revolving credit facility. As a result of the suspension of SPPC’s commodity hedging program, there was no negative mark-to-market exposure for SPPC as of November 1, 2012 that would impact credit availability.  If deemed prudent, SPPC may purchase hedging instruments in the event circumstances occur that may have the potential to increase the cost of fuel and purchased power.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2012, NVE, NPC and SPPC have evaluated their risk related to financial instruments whose values are subject to market sensitivity.  Such instruments are fixed and variable rate debt.  Fair market value is determined using quoted market price for the same or similar issues or on the current rates offered for debt of the same remaining maturities (dollars in thousands):

	2012
	Expected Maturities
								Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value
Long-Term Debt
NVE
Fixed Rate	$-	$-	$195,000	$-	$-	$315,000	$510,000	$559,001
Average Interest Rate	-	-	2.81%	-	-	6.25%	4.93%	-

NPC
Fixed Rate	$-	$-	$125,000	$250,000	$210,000	$2,545,000	$3,130,000	$3,960,594
Average Interest Rate	-	-	7.38%	5.88%	5.95%	6.47%	6.42%	-

Variable Rate	$-	$-	$-	$-	$-	$173,775	$173,775	$170,167
Average Interest Rate	-	-	-	-	-	0.71%	0.71%	-

SPPC
Fixed Rate	$-	$250,000	$-	$-	$450,000	$251,742	$951,742	$1,139,062
Average Interest Rate	-	5.45%	-	-	6.00%	6.75%	6.05%	-

Variable Rate	$-	$-	$-	$-	$-	$214,675	$214,675	$190,989
Average Interest Rate	-	-	-	-	-	0.68%	0.68%	-

TOTAL DEBT	$-	$250,000	$320,000	$250,000	$660,000	$3,500,192	$4,980,192	$6,019,813

Commodity Price Risk

                See the 2011 Form 10-K, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Commodity Price Risk, for a discussion of Commodity Price Risk.  No material changes in commodity risk have occurred since December 31, 2011.

Credit Risk

The Utilities monitor and manage credit risk with their trading counterparties.  Credit risk is defined as the possibility that a counterparty to one or more contracts will be unable or unwilling to fulfill its financial or physical obligations to the Utilities because of the counterparty’s financial condition.  The Utilities’ credit risk associated with trading counterparties was approximately $59.0 million as of September 30, 2012, which compares to balances of $49.0 million at June 30, 2012, and $41.6 million at March 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures.

                NVE, NPC and SPPC’s principal executive officers and principal financial officers, based on their evaluation of the registrants’ disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2012, the registrants’ disclosure controls and procedures were effective.

(b)     Change in internal controls over financial reporting.

There were no changes in the registrants’ internal controls over financial reporting in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the registrants’ internal controls over financial reporting.

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

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in NVE’s, NPC’s and SPPC’s 2011 Form 10-K, and quarterly reports for NVE, NPC and SPPC on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

                The following table contains information about NVE’s purchases of common stock for the quarter ended September 30, 2012:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that may yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs

July 1-July 31, 2012	-	-	-	-
August 1-August 31, 2012	-	-	-	-
September 1-September 30, 2012	252,000	$17.87	-	-
Total	252,000	$17.87	-	-

(1)

Represents shares of common stock purchased on the open market to provide shares to participants under various NVE stock compensation plans. These purchases were not made pursuant to a publicly announced stock repurchase plan or program.

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

NV Energy, Inc.
(Registrant)

Date: November 8, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Nevada Power Company d/b/a NV Energy
(Registrant)

Date: November 8, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)

Sierra Pacific Power Company d/b/a NV Energy
(Registrant)

Date: November 8, 2012	By:	/s/ Jonathan S. Halkyard
Jonathan S. Halkyard
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ E. Kevin Bethel
E. Kevin Bethel
Chief Accounting Officer
(Principal Accounting Officer)