Form 10-K
period 2013-12-31
NEVADA POWER CO
filed 2014-03-31
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number	Exact name of registrant as specified in its charter; State or other jurisdiction of incorporation or organization	IRS Employer Identification No.
000-52378	NEVADA POWER COMPANY	88-0420104
(A Nevada Corporation)
6226 West Sahara Avenue
Las Vegas, Nevada 89146
702-402-5000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 stated value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of MidAmerican Energy Holdings Company. As of February 28, 2014, 1,000 shares of common stock, $1.00 stated value, were outstanding.

Nevada Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 1 through 4, Part II - Items 5 through 7A and Items 9 through 9B, and Part III - Item 14, the following terms have the definitions indicated.

Nevada Power Company and Related Entities

Company	Nevada Power Company and its subsidiaries
MEHC	MidAmerican Energy Holdings Company
NV Energy	NV Energy, Inc.
Berkshire Hathaway	Berkshire Hathaway Inc.
Sierra Pacific	Sierra Pacific Power Company, an electric and natural gas utility wholly owned by NV Energy
Clark Generating Station	1,103-megawatt generating facility in Nevada
Goodsprings	5-megawatt waste heat recovery facility in Nevada
Harry Allen Generating Station	628-megawatt generating facility in Nevada
Higgins Generating Station	530-megawatt generating facility in Nevada
Lenzie Generating Station	1,102-megawatt generating facility in Nevada
Navajo Generating Station	2,250-megawatt generating facility
ON Line	500-kilovolt transmission line connecting the Company and Sierra Pacific
Reid Gardner Generating Station	557-megawatt generating facility in Nevada
Silverhawk Generating Station	520-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
Dth	Decatherms
EEIR	Energy Efficiency Implementation Rate
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GHG	Greenhouse Gases
GWh	Gigawatt Hours
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MWh	Megawatt Hours
NERC	North American Electric Reliability Corporation
NV Energize	NV Energy project which includes advanced meter infrastructure, Smart Grid Technology and meter data management
PUCN	Public Utilities Commission of Nevada
RPS	Renewable Portfolio Standard
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
WECC	Western Electricity Coordinating Council

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the Company's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of the Company and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:

•
general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including reliability and safety standards, affecting the Company's operations or related industries;

•
changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce generating facility output, accelerate generating facility retirements or delay generating facility construction or acquisition;

•	the outcome of rate cases and other proceedings conducted by regulatory commissions or other governmental and legal bodies and the Company's ability to recover costs in rates in a timely manner;

•
changes in economic, industry or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and distributed generation measures and programs, that could affect customer growth and usage, electricity supply or the Company's ability to obtain long-term contracts with customers and suppliers;

•
a high degree of variance between actual and forecasted load or generation that could impact the Company's hedging strategy and the cost of balancing its generation resources with its retail load obligations;

•	performance and availability of the Company's generating facilities, including the impacts of outages and repairs, transmission constraints, weather and operating conditions;

•
changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the Company's control or by a breakdown or failure of the Company's operating assets, including storms, floods, fires, earthquakes, explosions, landslides, litigation, wars, terrorism and embargoes;

•	the financial condition and creditworthiness of the Company's significant customers and suppliers;

•	changes in business strategy or development plans;

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for the Company's credit facilities;

•	changes in the Company's credit ratings;

•
the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;

•	the impact of inflation on costs and the Company's ability to recover such costs in rates;

•	increases in employee healthcare costs, including the implementation of the Affordable Care Act;

•
the impact of investment performance and changes in interest rates, legislation, healthcare cost trends, mortality and morbidity on pension and other postretirement benefits expense and funding requirements related to the Company's participation in NV Energy's benefit plans;

•
unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future generating facilities and infrastructure additions;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the Company's consolidated financial results; and

•	other business or investment considerations that may be disclosed from time to time in the Company's filings with the SEC or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in Item 1A and other discussions contained in this Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.        Business

General

The Company is a wholly owned subsidiary of NV Energy, a holding company that also owns Sierra Pacific and certain other subsidiaries. NV Energy is an indirect wholly owned subsidiary of MEHC. MEHC is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway.

On December 19, 2013, the merger contemplated by the Agreement and Plan of Merger dated May 29, 2013 ("Merger Agreement"), among MEHC, Silver Merger Sub, Inc. ("Merger Sub"), MEHC's wholly owned subsidiary, and NV Energy, whereby Merger Sub was merged into NV Energy and NV Energy became an indirect wholly owned subsidiary of MEHC ("MEHC Merger") was completed.

The transaction was approved by the boards of directors of both NV Energy and MEHC and the shareholders of NV Energy. MEHC received unconditional approval of the MEHC Merger from the FERC on December 19, 2013 and the Federal Communications Commission on September 27, 2013. The United States Department of Justice and the Federal Trade Commission granted early termination of the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 on July 22, 2013. On December 17, 2013, the PUCN approved the Joint Application filed by MEHC and NV Energy, subject to certain stipulations. The stipulations included, among others:

•	A one-time bill credit to retail customers of the Company of $15 million credited to retail customers over one billing cycle beginning within 30 days of the close of the MEHC Merger.

•	MEHC and NV Energy agreed to not seek recovery of the acquisition premium, transaction and transition costs associated with the MEHC Merger from customers.

•	NV Energy agreed that it will base any rate case filed in 2014 by the Company with a requested change in revenue requirement on a return on common equity not to exceed 10%.

•
The Company will not seek to collect lost revenues as described in section 704.9524 of the Nevada Administrative Code for calendar year 2013 in 2014 rates, and will not seek collection of lost revenues in excess of 50% of what the Company could otherwise request for calendar year 2014 in 2015 rates. NV Energy also agreed to work cooperatively with PUCN staff and the Nevada Bureau of Consumer Protection to develop a legislative or administrative alternative to the current mechanism that would retain the objective of encouraging investment in energy efficiency and that is acceptable to NV Energy, PUCN staff and the Nevada Bureau of Consumer Protection. NV Energy and the Nevada Bureau of Consumer Protection also agree to work in good faith to have a legislative or administrative alternative adopted.

•
Normal rate case rules and procedures apply to costs and revenues, and any under or over earnings will accrue to the Company until the next rate case filing after 2014, subject to specified adjustments for intercompany charges from MEHC and its other subsidiaries as described in the PUCN Joint Application and the exclusion of the $15 million one-time bill credit from the test period. The commitment does not preclude parties from proposing any other adjustments to test year or certification period results.

The Company's principal executive offices are located at 6226 West Sahara Avenue, Las Vegas, Nevada 89146, and its telephone number is (702) 402-5000. The Company was incorporated in 1929 under the laws of the state of Nevada.

Operations

The Company is a United States regulated electric utility company serving 0.9 million retail customers, including residential, commercial and industrial customers primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. The Company is principally engaged in the business of generating, transmitting, distributing and selling electricity over a service territory covering approximately 4,500 square miles. The Company has one segment, its regulated electric utility operations. Principal industries served by the Company include gaming, recreation, warehousing, manufacturing and government. In addition to retail sales, the Company sells electricity to other utilities, municipalities and energy marketing companies on a wholesale basis.

Employees

As of December 31, 2013, the Company had approximately 1,500 employees, of which approximately 800 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

Customers

Electricity sold to retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2013		2012		2011
GWh sold:
Residential	9,012	42%	9,098	42%	8,523	41%
Commercial	4,426	21	4,500	21	4,353	21
Industrial	7,533	36	7,666	36	7,653	37
Total retail	20,971	99	21,264	99	20,529	99
Wholesale	248	1	278	1	277	1
Total GWh sold	21,219	100%	21,542	100%	20,806	100%

Average number of retail customers (in thousands):
Residential	754	88%	746	88%	736	88%
Commercial	103	12	101	12	101	12
Industrial	2	—	2	—	2	—
Total	859	100%	849	100%	839	100%

Customer Usage and Seasonality

In addition to the variations in weather from year to year, fluctuations in economic conditions within the service territory and elsewhere can impact customer usage, particularly for gaming customers.

There are seasonal variations in the Company's electric business that are principally related to the use of electricity for air conditioning and the related effects of weather. Typically, 45-50% of the Company's regulated electric revenue is reported in the months of June, July, August and September.

The annual hourly peak customer demand on the Company's electric system occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 2, 2013, the Company's retail customer usage of electricity caused an hourly peak demand of 5,854 MW on the Company's electric distribution system.

Generating Facilities and Fuel Supply

The Company has ownership interests in a diverse portfolio of generating facilities. The following table presents certain information regarding the Company's owned generating facilities as of December 31, 2013:

Generating Facility	Location	Energy Source	Installed	Facility Net Capacity (MW)(1)	Net Owned Capacity (MW)(1)
COAL:
Reid Gardner	Moapa, NV	Coal	1965-1983	557	557
Navajo	Page, AZ	Coal	1974-1976	2,250	255
				2,807	812

NATURAL GAS:
Lenzie	Las Vegas, NV	Natural gas	2006	1,102	1,102
Higgins	Primm, NV	Natural gas	2004	530	530
Harry Allen	Las Vegas, NV	Natural gas	1995-2011	628	628
Clark	Las Vegas, NV	Natural gas	1973-2008	1,103	1,103
Silverhawk	Las Vegas, NV	Natural gas	2004	520	390
				3,883	3,753

OTHER:
Goodsprings	Goodsprings, NV	Waste heat	2010	5	5

Total available generating capacity				6,695	4,570

(1)	Facility Net Capacity represents summer peak ratings. Net Owned Capacity indicates the Company's ownership of Facility Net Capacity.

The following table shows the percentages of the Company's total energy supplied by energy source for the years ended December 31:

	2013	2012	2011

Natural gas/oil	65%	65%	54%
Coal	13	9	16
Total energy generated	78	74	70
Energy purchased - short-term contracts and other	3	5	8
Energy purchased - long-term contracts	19	21	22
	100%	100%	100%

The percentage of the Company's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages; fuel commodity prices; fuel transportation costs; weather; environmental considerations; transmission constraints; and wholesale market prices of electricity. When factors for one energy source are less favorable, the Company must place more reliance on other energy sources. As long as the Company's purchases are deemed prudent by the PUCN, through its annual prudency review, the Company is permitted to recover the cost of fuel and purchased power. The Company also has the ability to reset quarterly base tariff energy rates based on the last twelve months fuel costs and purchased power and to reset quarterly deferred energy annual adjustments.

The Company has entered into multiple long-term power purchase contracts (three or more years) with suppliers that generate electricity utilizing natural gas and renewable resources with a total nameplate capacity of 2,211 MW and contract termination dates ranging from 2016 to 2039. Included in these contracts are 744 MW of nameplate capacity of renewable energy of which 128 MW of nameplate capacity are under development or construction and not currently available.

To secure natural gas supplies for the generating facilities that the Company either owns or has under long-term contract (tolling arrangements), the Company contracts for firm winter, summer, and annual natural gas supplies with numerous domestic suppliers. In 2013, natural gas supply net purchases averaged 317,143 Dth per day, with the winter period contracts averaging 281,046 Dth per day and the summer period contracts averaging 342,613 Dth per day. The Company believes supplies from these sources are presently adequate and available to meet its needs.

The Company contracts for firm natural gas pipeline capacity to transport natural gas from production areas to its service territory through direct interconnects to the pipeline systems of two interstate natural gas pipeline systems, including Kern River Gas Transmission Company, an affiliated company.

The Company's two long-term coal supply contracts for the Reid Gardner Generating Station expired on December 31, 2013. The Company has no coal commitments for the Reid Gardner Generating Station for 2014 or beyond and will rely on spot market solicitations for any coal supplies needed during 2014. The coal supply plan for this station has the overall goal of eliminating the Reid Gardner Units 1, 2 and 3 coal pile by the end of 2014 and the Reid Gardner Unit 4 coal pile by the end of 2017. In addition, the Navajo Generating Station, jointly owned by the Company along with five other entities and operated by Salt River Project, has a coal sales agreement with Peabody Western Coal Company that extends through 2019. Coal is supplied from the Kayenta Mine's surface mining operations conducted on Navajo Nation and Hopi Tribe reservation lands on the Black Mesa in Arizona. The Company regularly monitors the western coal market for opportunities to enhance its coal supply portfolios. The Company has take or pay transportation services contracts with Union Pacific Railroad Company that extend through 2014 and provide for unit train coal deliveries from various mines in Utah, Colorado and Wyoming as well as from the Provo, Utah interchange to the Reid Gardner Generating Station in Moapa, Nevada.

Transmission and Distribution

The Company's transmission system is part of the Western Interconnection, the regional grid in the Western United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The Company's transmission system, together with contractual rights on other transmission systems, enables the Company to integrate and access generation resources to meet its customer load requirements. The Company's transmission and distribution systems included approximately 2,000 miles of transmission lines and 200 substations as of December 31, 2013.

On December 31, 2013, the Company, along with Sierra Pacific, completed construction and placed in-service ON Line, a 231 mile, 500-kV transmission line connecting the Company's and Sierra Pacific's service territories. ON Line will enable the Company and Sierra Pacific to optimize their generation assets by enhancing their transmission capabilities. ON Line provides the ability to jointly dispatch energy throughout Nevada and provide access to renewable energy resources in parts of northern and eastern Nevada, which will enhance the Company's and Sierra Pacific's ability to manage and optimize their generating facilities. ON Line provides between 600 and 800 MW of transfer capability between northern and southern Nevada. ON Line was a joint project between the Company, Sierra Pacific and Great Basin Transmission, LLC. With the completion of ON Line, the parties completed construction of a 500-kV interconnection between the Robinson Summit substation on the Sierra Pacific system and the Harry Allen substation on the Company's system. The Company and Sierra Pacific own a 25% interest in ON Line and have entered into a long-term transmission use agreement with Great Basin Transmission, LLC for its 75% interest in ON Line for a term of 41 years. The Company's and Sierra Pacific's share of their 25% interest in ON Line and the long-term transmission use agreement is split at 95% and 5%, respectively.

Future Generation

The Company files IRPs every three years, and as necessary, may file amendments to its IRPs. IRPs are prepared in compliance with Nevada laws and regulations and cover a 20-year period. IRPs develop a comprehensive, integrated plan that considers customer energy requirements and propose the resources to meet those requirements in a manner that is consistent with prevailing market fundamentals. The ultimate goal of the IRPs is to balance the objectives of minimizing costs and reducing volatility while reliably meeting the electric needs of the Company's customers. Projects approved through the IRP process still remain subject to reasonableness review by the PUCN.

Energy Supply Planning

The energy supply function at the Company is responsible for the operation of the Company's owned generation, the procurement of all fuels and purchased power and optimization of resources (e.g., physical and economic dispatch).

There is the potential for continued price volatility in the Company's service territory, particularly during peak periods. Too great a dependence on generation from the wholesale market can lead to power price volatilities depending on available power supply and prevailing natural gas prices. The Company faces load obligation uncertainty due to the potential for customer switching. Some counterparties in these areas have significant credit difficulties, representing credit risk to the Company. Finally, the Company's own credit situation can have an impact on its ability to enter into transactions.

In response to these energy supply challenges, the Company has adopted an approach to managing the energy supply function that has three primary elements. The first element is a set of management guidelines to procuring and optimizing the supply portfolio that is consistent with the requirements of a load serving entity with a full requirements obligation. The second element is an energy risk management and risk control approach that ensures clear separation of roles between the day-to-day management of risks and compliance monitoring and control; and ensures clear distinction between policy setting (or planning) and execution. Lastly, the Company will pursue a process of ongoing regulatory involvement and acknowledgment of the resource portfolio management plans.

Within the energy supply planning process, there are three key components covering different time frames:

•	The PUCN-approved long-term integrated resource plan which is filed every three years and has a twenty-year planning horizon;

•
The PUCN-approved energy supply plan which is an intermediate term resource procurement and risk management plan that establishes the supply portfolio strategies within which intermediate term resource requirements will be met and has a one to three year planning horizon; and

•	Tactical execution activities with a one-month to twelve-month focus.

The energy supply plan operates in conjunction with the PUCN-approved 20-year integrated resource plan. It serves as a guide for near-term execution and fulfillment of energy needs. When the energy supply plan calls for executing contracts of longer than three years, PUCN approval is required.

Energy Efficiency Programs

The Company provides a comprehensive set of energy efficiency and conservation programs to its Nevada electric customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, the Company offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Energy efficiency program costs are recovered through base rates set by the PUCN, and adjusted based on the Company's annual filing to recover current program costs and any over or under collections from the prior filing, subject to prudence review. During 2013, $34 million was expended on the Company's energy efficiency programs resulting in an estimated 133,837 MWh of electric energy savings and an estimated 55 MW of electric peak load management.

General Regulation

The Company is subject to comprehensive governmental regulation, which significantly influences its operating environment, prices charged to customers, capital structure, costs and, ultimately, its ability to recover costs. In addition to the following discussion, refer to "Regulatory Matters" in Item 7 of this Form 10-K.

The Company is subject to comprehensive regulation by various federal, state and local agencies. The more significant aspects of this regulatory framework are described below.

State Regulation

Historically, the PUCN has established retail electric rates on a cost-of-service basis, which are designed to allow the Company an opportunity to recover what the PUCN deems to be the Company's reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. In addition to return on investment, the Company's cost of service generally reflects a representative level of prudent expenses, including cost of sales, operating expense, depreciation and amortization, and income and other tax expense, reduced by wholesale electricity and other revenue. The allowed operating expenses are typically based on actual historical costs adjusted for known and measurable or forecasted changes. The PUCN may, as a result of a statutorily mandated general rate proceeding, adjust rates for various reasons, including pursuant to a review of: (a) the Company's revenue and expenses during a defined test period and (b) the Company's level of investment. The PUCN typically has the authority to review and change rates on their own initiative; however, they may also initiate reviews at the request of a utility, utility customers or organizations representing groups of customers.

The Company's retail electric rates are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. The Company has established energy cost adjustment mechanisms and other cost recovery mechanisms, which helps mitigate its exposure to changes in costs from those assumed in establishing base rates.

The Company generally has an exclusive right to serve retail customers within its service territory, and in turn, has an obligation to provide service to those customers. In Nevada, state law allows retail electric customers with an average annual load of one MW or more to file a letter of intent and application with the PUCN to acquire electric energy and ancillary services from another energy supplier. The law requires customers wishing to choose a new supplier to receive the approval of the PUCN to meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Company, the departure must not burden the Company with increased costs or cause any remaining customers to pay increased costs, and the departing customers must pay their portion of any deferred energy balances. Currently, there are no material applications pending with the PUCN in the Company's service territory.

Nevada statutes require the Company to file electric general rate cases at least once every three years with the PUCN. The Company is also required to file annual deferred energy accounting adjustment applications to review fuel and purchased power costs for prudency and reasonableness, and if any costs are disallowed on such grounds, the disallowances will be incorporated into the next subsequent quarterly rate change. The Company also makes quarterly filings to reset base tariff energy rates based on the last 12 months fuel and purchased power costs. Additionally, Nevada regulations allow an electric utility that adjusts its base tariff energy rates on a quarterly basis to request approval of the PUCN to make quarterly changes to its deferred energy accounting adjustment rate if the request is in the public interest. The Company filed such an application, which was approved by the PUCN; accordingly, the Company now files quarterly adjustments to the deferred energy accounting adjustment rate. The Company also files annually for the recovery of lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN as well as the implementation costs of energy efficiency programs.

Joint Application of the Company and Sierra Pacific

In May 2013, the Company and Sierra Pacific filed a joint application with the PUCN to consolidate the companies into a single jurisdictional utility. On March 14, 2014, the Company and Sierra Pacific filed a motion with the PUCN to withdraw the joint application to consolidate the Company and Sierra Pacific into a single jurisdictional utility. The Company and Sierra Pacific are presently joint dispatching generation facilities pursuant to an interim joint dispatch agreement approved by FERC. The Company and Sierra Pacific will seek FERC approval for permission to continue to operate an interim joint dispatch agreement through at least 2015.

Federal Regulation

The FERC is an independent agency with broad authority to implement provisions of the Federal Power Act, the Energy Policy Act of 2005 ("Energy Policy Act") and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. The Company has implemented programs and procedures that facilitate and monitor compliance with the FERC's regulations described below.

Wholesale Electricity and Capacity

The FERC regulates the Company's rates charged to wholesale customers for electricity and transmission capacity and related services. Most of the Company's wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility.

The Company's authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. During such reviews, the Company must demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in its market area. The Company's most recent triennial filing was made in 2013. Under the FERC's market-based rules, the Company must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority.

Transmission

The Company's wholesale transmission services are regulated by the FERC under cost-based regulation subject to the Company's open access transmission tariff. These services are offered on a non-discriminatory basis, which means that all potential customers are provided an equal opportunity to access the transmission system. The Company's transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC's Standards of Conduct. The Company has made several required compliance filings in accordance with these rules.

FERC Reliability Standards

The FERC has established an extensive number of mandatory reliability standards developed by the NERC and the WECC, including planning and operation, critical infrastructure protection and regional standards. Compliance, enforcement and monitoring oversight of these standards is carried out by the FERC, the NERC and the WECC.

Environmental Laws and Regulations

The Company is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various other state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and the Company is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results. The Company believes it is in material compliance with all applicable laws and regulations.

Refer to "Environmental Laws and Regulations" in Item 7 of this Form 10-K for additional information regarding environmental laws and regulations and "Liquidity and Capital Resources" for the Company's forecasted environmental-related capital expenditures.

Item 1A.    Risk Factors

We are subject to certain risks and uncertainties in our business operations, including, but not limited to, those described below. Careful consideration of these risks, together with all of the other information included in this Form 10-K and the other public information filed by us, should be made before making an investment decision. Additional risks and uncertainties not presently known or which we currently deem immaterial may also impair our business operations.

We are subject to operating uncertainties and events beyond our control that impact the costs to operate, maintain, repair and replace utility systems, which could adversely affect our consolidated financial results.

The operation of complex utility systems that are spread over large geographic areas involves many operating uncertainties and events beyond our control. These potential events include the breakdown or failure of our thermal and other electricity generating facilities and related equipment, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; terrorist activities or military or other actions, including cyberattacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, wars, terrorism and embargoes. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. Any of these events or other operational events could significantly reduce or eliminate our revenue or significantly increase our expenses. For example, if we cannot operate our generating facilities at full capacity due to damage caused by a catastrophic event, our revenue could decrease and our expenses could increase due to the need to obtain energy from more expensive sources. Further, we self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of our insurance coverage may change, including the portion that is self-insured. Any reduction of our revenue or increase in our expenses resulting from the risks described above, could adversely affect our consolidated financial results.

We are subject to extensive federal, state and local legislation and regulation, including numerous environmental, health, safety, reliability and other laws and regulations that affect our operations and costs. These laws and regulations are complex, dynamic and subject to new interpretations or change. In addition, new laws and regulations are continually being proposed and enacted that impose new or revised requirements or standards on our business.

We are required to comply with numerous federal, state and local laws and regulations as described in Item 1 of this Form 10-K that have broad application to our business and limit our ability to independently make and implement management decisions regarding, among other items, constructing, acquiring or disposing of operating assets; acquiring businesses; operating and maintaining generating facilities and transmission and distribution system assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting with affiliates; and paying dividends or similar distributions. These laws and regulations are followed in developing our safety and compliance programs and procedures and are implemented and enforced by federal, state and local regulatory agencies, such as, among others, the Occupational Safety and Health Administration, the FERC, the EPA, and the PUCN.

Compliance with applicable laws and regulations generally requires us to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs, damages arising out of contaminated properties and refunds, fines, penalties and injunctive measures affecting operating assets for failure to comply with environmental regulations. Compliance activities pursuant to existing or new laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, we could be required to shut down some facilities or materially alter their operations. Further, we may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for our operating assets or development projects. Delays in, or active opposition by third parties to, obtaining any required environmental or regulatory authorizations or failure to comply with the terms and conditions of the authorizations may increase costs or prevent or delay us from operating our facilities, developing or favorably locating new facilities or expanding existing facilities. If we fail to comply with any environmental or other regulatory requirements, we may be subject to penalties and fines or other sanctions, including changes to the way our electricity generating facilities are operated that may adversely impact generation. The costs of complying with laws and regulations could adversely affect our consolidated financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require us to increase our purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect our consolidated financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition within our service territory; new environmental requirements, including the implementation of RPS and GHG emissions reduction goals; regulations governing the management and disposal of coal combustion byproducts, or the protection of flora or fauna; the implementation of energy efficiency mandates; changes in forecasting requirements; changes to our service territory as a result of condemnation or takeover by municipalities or other governmental entities, particularly where we lack the exclusive right to serve our customers; or a negative impact on our ability to recover costs. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on our business.

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. We cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions nor can we determine their impact on us at this time; however, any one of these could adversely affect our consolidated financial results through higher capital expenditures and operating costs or restrict or otherwise cause an adverse change in how we operate our business. To the extent that we are not allowed by our regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on our consolidated financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on our consolidated financial results.

Recovery of our costs is subject to regulatory review and approval, and the inability to recover costs may adversely affect our consolidated financial results.

State Rate Proceedings

Rates are established for our regulated retail service through state regulatory proceedings. These proceedings typically involve multiple parties, including government bodies and officials, consumer advocacy groups and various consumers of energy, who have differing concerns but generally have the common objective of limiting rate increases while also requiring us to ensure system reliability. Decisions are subject to judicial appeal, potentially leading to further uncertainty associated with the approval proceedings.

Retail rates in Nevada are based in part upon the state regulatory commission's determination of total utility costs. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates, and from time-to-time may result in a state regulator requiring refunds to customers. Furthermore, the state regulatory commission generally sets rates based on a test year established in accordance with the commission's policies. The test year data adopted may create a lag between the incurrence of a cost and its recovery in rates. The state regulatory commission also decides the allowed levels of expense, investment and capital structure that it deems are just and reasonable in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Finally, the state regulatory commission establishes the allowed rate of return we will be given an opportunity to earn on our sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commission does not guarantee that we will be able to realize a reasonable rate of return.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with transmission services provided by our transmission facilities. Under the Federal Power Act, we may voluntarily file, or may be obligated to file, for changes, including general rate changes, to our system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which we sell electricity at wholesale and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict our ability to sell electricity at market-based rates, which could adversely affect our consolidated financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

The NERC has standards in place to ensure the reliability of the electric transmission grid and generation system. We are subject to the NERC's regulations and periodic audits to ensure compliance with those regulations. The NERC may carry out enforcement actions for non-compliance and administer significant financial penalties, subject to the FERC's review.

We are actively pursuing, developing and constructing new or expanded facilities, the completion and expected costs of which are subject to significant risk, and we have significant funding needs related to our planned capital expenditures.

We actively pursue, develop and construct new or expanded facilities. We expect that we will incur substantial annual capital expenditures over the next several years. Such expenditures include and may include in the future, among others, construction and other costs for new electricity generating facilities, transmission or distribution projects, environmental control and compliance systems and continued maintenance and upgrades of existing assets.

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of our suppliers, customers and contractors. Certain of our construction projects are substantially dependent upon a single contractor and replacement of such contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in-service. Such costs may not be recoverable in the rates we are able to charge our customers. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or recover any such costs could adversely affect our consolidated financial results.

Furthermore, we depend upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If we are unable to obtain funding from internal and external sources, we may need to postpone or cancel planned capital expenditures.

A significant sustained decrease in demand for electricity in the markets served by us would significantly decrease our operating revenue and could adversely affect our consolidated financial results.

A significant sustained decrease in demand for electricity in the markets served by us would significantly reduce our operating revenue and could adversely affect our consolidated financial results. Factors that could lead to a decrease in market demand include, among others:

•	a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity;

•	an increase in the market price of electricity or a decrease in the price of other competing forms of energy;

•
efforts by customers, legislators and regulators to reduce the consumption of electricity generated or distributed through various conservation, energy efficiency and distributed generation measures and programs;

•
higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of the fuel source for electricity generation or that limit the use of the generation of electricity from fossil fuels;

•
a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise; and

•	sustained mild weather that reduces heating or cooling needs.

Our operating results may fluctuate on a seasonal and quarterly basis and may be adversely affected by weather.

In the markets in which we operate, demand for electricity peaks during the hot summer months when cooling needs are higher. Market prices for electricity also generally peak at that time. Further, extreme weather conditions, such as heat waves and floods could cause these seasonal fluctuations to be more pronounced.

As a result, our overall consolidated financial results may fluctuate substantially on a seasonal and quarterly basis. We have historically provided less energy, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect our consolidated financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase our costs to provide energy and could adversely affect our consolidated financial results. The extent of fluctuation in our consolidated financial results may change depending on a number of factors related to our regulatory environment and contractual agreements, including our ability to recover energy costs and terms of our wholesale sale contracts.

We are subject to market risk associated with the wholesale energy markets, which could adversely affect our consolidated financial results.

In general, our primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas and coal, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, demand for electricity, economic growth and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, we purchase electricity and fuel in the open market as part of our normal operating business. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, we may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when we are a net seller of electricity in the wholesale market, we will earn less revenue. Although we have certain energy cost adjustment mechanisms under applicable law, the risks associated with changes in market prices may not be fully mitigated.

A downgrade in our credit ratings could negatively affect our access to capital, increase the cost of borrowing or raise energy transaction credit support requirements.

Our long-term debt is rated investment grade by various rating agencies. We cannot assure that our long-term debt will continue to be rated investment grade in the future. Although none of our outstanding debt has rating-downgrade triggers that would accelerate a repayment obligation, a credit rating downgrade would increase our borrowing costs and commitment fees on our revolving credit agreements and other financing arrangements, perhaps significantly. In addition, we would likely be required to pay a higher interest rate in future financings, and the potential pool of investors and funding sources would likely decrease. Further, access to the commercial paper market could be significantly limited, resulting in higher interest costs.

Most of our large wholesale customers, suppliers and counterparties require us to have sufficient creditworthiness in order to enter into transactions, particularly in the wholesale energy markets. If our credit ratings were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or some other form of security for existing transactions and as a condition to entering into future transactions with us. Such amounts may be material and may adversely affect our liquidity and cash flows.

Potential terrorist activities and the impact of military or other actions, including cyberattacks, could adversely affect our consolidated financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically, or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject our operations to increased risks. Additionally, the United States government has issued warnings that energy assets, specifically pipeline and electric utility infrastructure, are potential targets for terrorist attacks, including cyberattacks. Cyberattacks could adversely affect our ability to operate our facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets or the assets of our customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyberattacks, or war could also materially adversely affect our ability to raise capital.

We are subject to counterparty credit risk, which could adversely affect our consolidated financial results.

We are subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers and customers. Adverse economic conditions or other events affecting counterparties with whom we conduct business could impair the ability of these counterparties to meet their payment obligations. We depend on these counterparties to remit payments on a timely basis. We continue to monitor the creditworthiness of our wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if our wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on our consolidated financial results.

We are subject to counterparty performance risk, which could adversely affect our consolidated financial results.

We are subject to counterparty performance risk related to performance of contractual obligations by wholesale suppliers, customers and contractors. We rely on wholesale suppliers to deliver commodities, primarily natural gas, coal and electricity, in accordance with short- and long-term contracts. Failure or delay by suppliers to provide these commodities pursuant to existing contracts could disrupt the delivery of electricity and require us to incur additional expenses to meet customer needs. In addition, when these contracts terminate, we may be unable to purchase the commodities on terms equivalent to the terms of current contracts.

We rely on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require us to find other customers to take the energy at lower prices than the original customers committed to pay. If our wholesale customers are unable to fulfill their obligations, there may be a significant adverse impact on our consolidated financial results.

Inflation and changes in commodity prices and fuel transportation costs may adversely affect our consolidated financial results.

Inflation and increases in commodity prices and fuel transportation costs may affect our business by increasing both operating and capital costs. If we are unable to manage cost increases or pass them on to our customers, our consolidated financial results could be adversely affected.

Poor performance of plan and fund investments and other factors impacting NV Energy's pension and other postretirement benefit plans in which we participate could unfavorably impact our consolidated financial results.

Costs of providing NV Energy's defined benefit pension and other postretirement benefit plans depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and NV Energy's required or voluntary contributions made to the plans. Certain of NV Energy's pension and other postretirement benefit plans are in underfunded positions. NV Energy's pension and other postretirement benefit plans have investments in domestic and foreign equity and debt securities and other investments that are subject to loss. Losses from investments could add to the volatility, size and timing of future contributions. Furthermore, the Pension Protection Act of 2006, as amended, may result in more volatility in the amount and timing of future pension contributions. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on our liquidity by reducing available cash.

Disruptions in the financial markets could affect our ability to obtain debt financing, draw upon or renew existing credit facilities, and have other adverse effects on us.

Disruptions in the financial markets could affect our ability to obtain debt financing or to draw upon or renew existing credit facilities, and have other adverse effects on us. Significant dislocations and liquidity disruptions in the United States and global credit markets, such as those that occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact our ability to access funds on favorable terms or at all. If we are unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of our capital expenditures and our consolidated financial results.

We are involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect our consolidated financial results.

We are, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and we cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which we are involved could result in additional material payments substantially in excess of established reserves or on terms that could require that we change business practices and procedures or divest ownership of assets. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit our ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct our business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect on our consolidated financial results.

The ownership and operation of power generating facilities and transmission lines on federal or Indian lands could result in uncertainty related to continued leaseholds, easements and rights-of-way, which could have a significant impact on our business.

Certain portions of the Company's generating facilities and transmission lines that carry power from these facilities are located on federal or Indian lands pursuant to leases, easements or rights-of-way that are effective for specified periods. The Company is currently unable to predict the outcome of discussions with the federal government, the appropriate Indian tribes, the tribes' governing bodies, or the United States Bureau of Indian Affairs with respect to future arrangements for these leases, easements and rights-of-way, or grants of additional land rights for future Company projects.

MEHC could exercise control over us in a manner that would benefit MEHC to the detriment of our creditors.

MEHC, through its subsidiary, owns all of our common stock and has control over all decisions requiring shareholder approval, including the election of our directors. In circumstances involving a conflict of interest between MEHC and our creditors, MEHC could exercise its control in a manner that would benefit MEHC to the detriment of our creditors.

Potential changes in accounting standards may impact our consolidated financial results and disclosures in the future, which may change the way analysts measure our business or financial performance.

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact our consolidated financial results and disclosures.

Our business operations and financial results could be adversely affected by our inability to realize, or delay in realizing, anticipated benefits or regulatory commitments relating to the MEHC Merger.

The MEHC Merger may cause an interruption of, or loss of momentum in, the usual activities of our business. The diversion of management's attention, changes in personnel and business methods, and any delays or difficulties encountered in connection with the integration of our operations could adversely affect our business and financial results and could impair our ability to realize the anticipated benefits of the transaction, or to meet regulatory commitments relating to the transaction.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.        Properties

The Company's properties consist of the physical assets necessary to support its electricity business, which include electric generation, transmission and distribution facilities. In addition to these physical assets, the Company has rights-of-way and water rights that enable the Company to utilize its facilities. It is the opinion of the Company's management that the principal depreciable properties owned by the Company are in good operating condition and are well maintained. Substantially all of the Company's property in Nevada is subject to the lien of the Company's General and Refunding Mortgage Indenture filed as an Exhibit to this Form 10-K. For additional information regarding the Company's properties, refer to Item 1 of this Form 10-K and Notes 4 and 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The right to construct and operate the Company's transmission and distribution facilities across certain property was obtained in most circumstances through negotiations and, where necessary, through the exercise of the power of eminent domain. The Company continues to have the power of eminent domain in Nevada, but it does not have the power of eminent domain with respect to federal or Native American tribal lands.

With respect to real property, each of the transmission and distribution facilities fall into two basic categories: (1) parcels that are owned in fee, such as certain of the Company's electricity generating facilities and substations; and (2) parcels where the interest derives from leases, easements, rights-of-way, permits, franchises or licenses from landowners or governmental authorities, or from prescription, permitting the use of such land for the construction, operation and maintenance of the generation and transmission and distribution facilities. The Company believes that it has satisfactory title to all of the real property making up its respective facilities in all material respects.

Item 3.        Legal Proceedings

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. The Company is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. Refer to Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for information regarding legal proceedings.

Item 4.        Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of the Company's common stock is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of MEHC.

In 2013 and 2012, the Company declared and paid dividends of $178 million and $184 million, respectively, to NV Energy.

Item 6.        Selected Financial Data

The following tables set forth the Company's selected consolidated historical financial data, which should be read in conjunction with the information in Item 7 of this Form 10-K and with the Company's historical Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K. The selected historical consolidated financial data has been derived from the Company's audited historical Consolidated Financial Statements and notes thereto (in millions).

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Operating revenue	$2,092	$2,145	$2,054	$2,252	$2,423
Operating income	435	602	444	467	396
Net income	145	258	133	186	134

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$8,835	$8,641	$8,443	$8,302	$8,096
Long-term debt, including current maturities	3,577	3,337	3,460	3,578	3,655
Shareholder's equity	2,890	2,922	2,849	2,761	2,650

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's revenues and operating income are subject to fluctuations during the year due to impacts that seasonal weather, rate changes, and customer usage patterns have on demand for electric energy and resources. The Company is a summer peaking utility experiencing its highest retail energy sales in response to the demand for air conditioning. The variations in energy usage due to varying weather, customer growth and other energy usage patterns, including energy efficiency and conservation measures, necessitates a continual balancing of loads and resources and purchases and sales of energy under short- and long-term energy supply contracts. As a result, the prudent management and optimization of available resources has a direct effect on the operating and financial performance of the Company. Additionally, the timely recovery of purchased power, fuel costs and other costs and the ability to earn a fair return on investments through rates are essential to the operating and financial performance of the Company.

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company's actual results in the future could differ significantly from the historical results.

Results of Operations

The Company earned net income of $145 million for 2013, a decrease of $113 million, or 44% compared to 2012 and earned net income of $258 million in 2012, an increase of $125 million, or 94% compared to 2011.

The Company believes presenting gross margin allows the reader to assess the impact of the Company's regulatory treatment and its overall regulatory environment on a consistent basis and is meaningful. Gross margin, as a percentage of revenue, is primarily impacted by the fluctuations in electric and natural gas supply costs versus the fixed rates collected from customers. While these fluctuating costs impact gross margin as a percentage of revenue, they only impact gross margin amounts if the costs cannot be passed through to customers.

A comparison of key results related to gross margin for the years ended December 31 is as follows:

	2013	2012	Change		2012	2011	Change
Gross margin (in millions):
Operating revenue	$2,092	$2,145	$(53)	(2)%	$2,145	$2,054	$91	4%
Cost of fuel, energy and capacity	835	813	22	3	813	959	(146)	(15)
Gross margin	$1,257	$1,332	$(75)	(6)	$1,332	$1,095	$237	22

Sales (GWh):
Residential	9,012	9,098	(86)	(1)%	9,098	8,523	575	7%
Commercial	4,426	4,500	(74)	(2)	4,500	4,353	147	3
Industrial	7,533	7,666	(133)	(2)	7,666	7,653	13	—
Total retail	20,971	21,264	(293)	(1)	21,264	20,529	735	4
Wholesale	248	278	(30)	(11)	278	277	1	—
Total sales	21,219	21,542	(323)	(1)	21,542	20,806	736	4

Average number of retail customers (in thousands)	859	849	10	1%	849	839	10	1%

Average retail revenue per MWh:	$97.62	$98.11	$(0.49)	—%	$98.11	$96.96	$1.15	1%

Heating degree days	1,887	1,659	228	14%	1,659	2,040	(381)	(19)%
Cooling degree days	3,766	4,032	(266)	(7)	4,032	3,540	492	14

Sources of energy (GWh):
Coal	2,900	2,059	841	41%	2,059	3,347	(1,288)	(38)%
Natural gas	14,360	14,423	(63)	—	14,423	11,650	2,773	24
Other	33	13	20	154	13	38	(25)	(66)
Total energy generated	17,293	16,495	798	5	16,495	15,035	1,460	10
Energy purchased	4,748	5,806	(1,058)	(18)	5,806	6,577	(771)	(12)
Total	22,041	22,301	(260)	(1)	22,301	21,612	689	3

Year ended December 31, 2013 compared to year ended December 31, 2012

Gross margin decreased $75 million, or 6% for the year ended December 31, 2013 compared to 2012 primarily due to:

•	a decrease in energy efficiency program rate revenues of $46 million, offset in operating and maintenance expense;

•	a decrease in net usage of $18 million, primarily due to a decrease in cooling degree days during the summer;

•	a one-time bill credit to retail customers totaling $15 million in connection with the MEHC Merger; and

•	a decrease of $10 million in energy efficiency implementation revenue.
The decrease in gross margin was partially offset by:

•	an increase in customer growth of $8 million.

Operating and maintenance expense increased $32 million, or 8% for 2013 compared to 2012 primarily due to:

•	an impairment charge of $31 million related to the recovery of certain assets not currently in rates;

•	a disallowance by the PUCN of $11 million in energy efficiency implementation revenues due to the Company earning in excess of its authorized rate of return in 2012 (including carrying charges);

•	increased costs associated with litigation of $13 million;

•	increased maintenance and regulatory expenses of $8 million; and

•	canceled projects written-off of $6 million.
The increase in operating and maintenance expense was partially offset by:

•	decreased energy efficiency program costs of $46 million, which are fully recovered in operating revenue.

Depreciation and amortization increased $7 million, or 3% for the year ended December 31, 2013 compared to 2012 primarily due to higher plant-in-service and software amortizations.

The Company incurred costs totaling $52 million in 2013 related to the MEHC Merger, consisting of amounts payable under NV Energy's change in control policy of $15 million; accelerated vesting and stock compensation under NV Energy's long-term incentive plan of $18 million; investment banker fees paid by NV Energy of $15 million and legal and other expenses of $4 million.

Other income (expense) decreased $10 million, or 5% for the year ended December 31, 2013 compared to 2012 primarily due to a decrease in interest expense of $5 million.

Income tax expense decreased $44 million, or 32% for the year ended December 31, 2013 compared to 2012 due to lower income before income tax expense. The effective tax rate was 39% and 35%, for the year ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is due to the effects certain non-deductible merger related costs of 3% and adjustments due to finalization of the tax audit in 2012 of 1%.

Year ended December 31, 2012 compared to year ended December 31, 2011

Gross margin increased $237 million, or 22% for the year ended December 31, 2012 compared to 2011 primarily due to:

•	an increase to base tariff general rate revenues of $159 million as a result of the Company's 2011 general rate case effective January 1, 2012;

•
the implementation of energy efficiency program rate revenue, effective July 1, 2011 and energy efficiency program rate revenue amortization, effective October 1, 2011 of $44 million offset in operating and maintenance expense; and

•
$39 million as a result of increased customer usage, primarily due to an increase in cooling degree days, particularly during the second quarter of 2012, as well as increased usage by certain industrial customers.

Operating and maintenance expense increased $61 million, or 17% for the year ended December 31, 2012 compared to 2011 primarily due to:

•	an increase in energy efficiency program rate costs of $44 million;

•	an increase in amortization of energy efficiency and conservation costs of $13 million;

•	favorable settlement in 2011 of a long-term service agreement for maintenance expense on the Higgins Generating Station of $8 million;

•	a cancellation fee for the Silverhawk Generating Station long-term service agreement of $3 million; and

•	an increase in stock compensation costs of $5 million.
The increase in operating and maintenance expense was partially offset by:

•	a decrease in regulatory amortizations costs of $4 million;

•	pension and benefit costs of $4 million;

•	lease expense of $2 million; and

•	telecommunication expense of $2 million.

Depreciation and amortization increased $18 million, or 7% for the year ended December 31, 2012 compared to 2011, primarily due to the expansion at Harry Allen Generating Station being placed in service in May 2011 of $8 million and an increase in depreciation rates as of January 1, 2012, resulting from a recent depreciation study, additional regulatory assets amortizations, and other general increases in plant-in-service.

Other income (expense) decreased $34 million, or 14% for the year ended December 31, 2012 compared to 2011 primarily due to a decrease in regulatory disallowances as a result of the Company's general rate case in 2011 and an adjustment to the energy efficiency implementation rate of $14 million and a decrease of interest expense of $12 million due to refinancing activities primarily in 2011.

Income tax expense increased $67 million, or 94% for the year ended December 31, 2012 compared to 2011 due to higher income before income tax expense. The effective tax rate was 35% for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of December 31, 2013, the Company's total net liquidity was $626 million consisting of $126 million in cash and cash equivalents and $500 million of revolving credit facility availability.

Operating Activities

The Company's net cash flows from operating activities for the years ended December 31, 2013 and 2012 were $548 million and $702 million, respectively. The change in cash from operations was primarily due to an under-collection of energy costs resulting from higher fuel costs, reduced collection of energy efficiency program rate costs, timing of payments for energy and reduced customer usage, partially offset by reduced coal purchases and a reduced spend on renewable energy programs.

The Company's net cash flows from operating activities for the years ended December 31, 2012 and 2011 were $702 million and $527 million, respectively. The change in cash from operations was primarily due to an increase in base tariff general rates as a result of the Company's general rate case, increased customer usage, increased over-collection of energy efficiency program rates, reduced funding of the retirement plan, a reduction in spend for conservation programs and refunds of customer deposits in 2011. These increases were partially offset by quarterly base tariff energy rate adjustments and refund of prior period over-collected deferred energy balances and the deferred rate increase from the Company's 2008 general rate case.

Investing Activities

The Company's net cash flows from investing activities for the years ended December 31, 2013 and 2012 were $(216) million and $(245) million, respectively. The change was primarily due to reduced capital expenditures at the Goodsprings, Reid Gardner, Lenzie and Harry Allen Generating Stations, partially offset by the payment of $48 million related to the terminated co-ownership arrangement with California Department of Water Resources for Unit 4 of the Reid Gardner Generating Station.

The Company's net cash flows from investing activities for the years ended December 31, 2012 and 2011 were $(245) million and $(355) million, respectively. The change was primarily due to the completion of construction at the Harry Allen Generating Station in May 2011, a decrease in construction for NV Energize, partially offset by capital expenditure at Goodsprings Generating Station, proceeds from the sale of certain telecommunication towers in 2011 and timing of contributions in aid of construction received for the NV Energize project under the American Recovery and Reinvestment Act of 2009.

Financing Activities

The Company's net cash flows from financing activities for the years ended December 31, 2013 and 2012 were $(407) million and $(322) million, respectively. The change was primarily due to a decrease in the proceeds from issuance of long-term debt in 2012 and the repayments of long-term debt in 2013. Repayments consisted of the following:

•
In August 2013, the Company repaid the aggregate principal amount outstanding of $98 million Clark County Industrial Development Refunding Revenue Bonds, Series 2000A at 100% of the principal amount plus accrued interest with the use of cash on hand.

•
In December 2013, the Company repaid the aggregate principal amount outstanding of $125 million 7.375% Series U General and Refunding Mortgage Securities at 100.7% of the principal amount plus accrued interest with the use of cash on hand.

The Company's net cash flows from financing activities for the years ended December 31, 2012 and 2011 were $(322) million and $(166) million, respectively. The change was primarily due to a reduction in capital contributions from NV Energy, an increase in dividends paid to NV Energy and a decrease in the proceeds from issuance of long-term debt, partially offset by a 2011 settlement payment for the interest rate swap agreement and a decrease in the repayment of long-term debt. Redemptions consisted of the following:

•
In April 2012, the Company used $120 million from its revolving credit facility along with $10 million cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2013, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $423 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of December 31, 2013. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

Ability to Issue General and Refunding Mortgage Securities

To the extent the Company has the ability to issue debt under the most restrictive covenants in its financing agreements and has financing authority to do so from the PUCN, the Company's ability to issue secured debt is limited by the amount of bondable property or retired bonds that can be used to issue debt under the Company's indenture.

The Company's indenture creates a lien on substantially all of the Company's properties in Nevada. As of December 31, 2013, $3.7 billion of the Company's assets were pledged. The Company had the capacity to issue $2 billion of additional general and refunding mortgage securities as of December 31, 2013 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. The Company also has the ability to release property from the lien of the Company's indenture on the basis of net property additions, cash or retired bonds. To the extent the Company releases property from the lien of the Company's indenture, it will reduce the amount of securities issuable under the indenture.

Future Uses of Cash

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution control technologies, replacement generation and associated operating costs are generally incorporated into the Company's regulated retail rates. Expenditures for certain assets may ultimately be through acquisition.

The Company estimates that it will spend approximately $1.3 billion on capital projects over the next three years, excluding non-cash equity AFUDC and other non-cash items.

Forecasted capital expenditures, which exclude non-cash equity AFUDC and other non-cash items for the years ending December 31 are as follows (in millions):

	2014	2015	2016

Generation development	$459	$141	$217
Distribution	84	96	90
Transmission system investment	43	37	29
Other	54	31	31
Total	$640	$305	$367

Contractual Obligations

The Company has contractual cash obligations that may affect its financial condition. The following table summarizes the material contractual cash obligations of the Company as of December 31, 2013 (in millions):

	Payments Due By Periods
		2015-	2017-	2019 and
	2014	2016	2018	After	Total

Long-term debt maturities	$5	$460	$824	$1,792	$3,081
Long-term debt interest payments	192	355	317	1,505	2,369
Purchased power	397	801	748	3,461	5,407
Purchased power - not commercially operable(1)	64	163	211	2,432	2,870
Coal and natural gas	395	217	90	47	749
Transportation	70	150	117	583	920
Long-term service agreements(2)	15	30	23	28	96
Operating leases	7	11	8	92	118
Capital leases	74	147	147	1,049	1,417
Total contractual cash obligations	$1,219	$2,334	$2,485	$10,989	$17,027

(1)
Represents estimated payments under renewable energy power purchase contracts which have been approved by the PUCN and are contingent upon the developers obtaining commercial operation and their ability to deliver energy.

(2)
Amounts based on estimated usage. The Company entered into long-term service agreements for maintenance on generation units in March 2014 expiring in 2026 and 2028. Payments under the agreements are $7 million, $15 million, $12 million and $38 million, for the years ended December 31, 2014, 2015-2016, 2017-2018 and 2019 and thereafter, respectively.

Regulatory Matters

The Company is subject to comprehensive regulation. In addition to the discussion contained herein regarding regulatory matters, refer to Item 1 of this Form 10-K for further discussion regarding the Company's general regulatory framework.

In March 2013, the Company filed applications with the PUCN for the twelve-month period ended December 31, 2012 to reset EEIR elements. In September 2013, the PUCN issued an order indicating that EEIR revenue should not contribute to the Company earning more than its authorized rate of return. As the Company earned in excess of its authorized rate of return in 2012, the PUCN disallowed approximately $11 million, pre-tax, in EEIR revenue (including carrying charges) and the Company recorded a charge to operating and maintenance expense on the Consolidated Statements of Operations for the year ended December 31, 2013.

The PUCN's final order approving the MEHC Merger stipulated that the Company, will not seek recovery of any lost revenue for calendar year 2013 and, for calendar year 2014, in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. As a result, for the year ended December 31, 2013, the Company has not recorded revenue for EEIR and has recorded a regulatory liability of $12 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets. On February 28, 2014, the Company filed an application with the PUCN to reset the EEIR and the energy efficiency program rates. Pursuant to the stipulation, the Company established credits to return EEIR revenue collected in the 2013 calendar year. To effect the merger stipulation, the Company proposed to suspend collection of the EEIR on October 1, 2014, and defer implementation of a new EEIR until January 1, 2015.

In June 2011, the Company filed its statutorily required general rate case and updated the filing in August 2011. The filing, as updated requested a return on equity of 11.25% and an increase to general revenues of $250 million. The PUCN issued its order in December 2011, which resulted in the following significant items:

•	Increase in general rates of $159 million, approximately an 8.3% overall increase effective January 1, 2012;

•	Return on equity of 10.0%;

•	Recovery of approximately $636 million, excluding AFUDC, for the 500 MW (nominally rated) expansion at the Harry Allen Generating Station;

•	Recovery of approximately $23 million for Ely Energy Center project development costs;

•	Recovery of approximately $18 million for demand side management costs;

•	Recovery of approximately $13 million for Mohave Generating Station closure costs;

•
Postpone final regulatory treatment of phase 1 enterprise wide area management system of approximately $47 million pending project completion and prudency review of the Company's subsequent general rate case filing; and

•	Various other rate case adjustments for the Harry Allen Generating Station, Clark Peaking Units, and the Ely Energy Center.

Environmental Laws and Regulations

The Company is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts.

Senate Bill 123 Compliance

In June 2013, Nevada Senate Bill 123 ("SB 123") was signed into law. Among other things, SB 123 and regulations thereunder require the Company to file with the PUCN an emission reduction and capacity replacement plan by May 1, 2014. The plan must provide for the retirement or elimination of 300 MW of coal generating capacity by December 31, 2014, another 250 MW of coal generating capacity by December 31, 2017, and another 250 MW of coal generating capacity by December 31, 2019, along with replacement of such capacity with a mixture of constructed, acquired or contracted renewable and non-technology specific generating units. The plan also must set forth the expected timeline and costs associated with decommissioning coal-fired generating units that will be retired or eliminated pursuant to the plan.

The PUCN has the authority to approve or modify the emission reduction and capacity replacement plan filed by the Company. At this time, the specific impacts of SB 123 on the Company cannot be determined.

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in SIPs, which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs most directly affecting the Company's operations are described below.

National Ambient Air Quality Standards

Under the authority of the Clean Air Act, the EPA sets minimum national ambient air quality standards for six principal pollutants, consisting of carbon monoxide, lead, nitrogen oxides, particulate matter, ozone and sulfur dioxide, considered harmful to public health and the environment. Areas that achieve the standards, as determined by ambient air quality monitoring, are characterized as being in attainment, while those that fail to meet the standards are designated as being nonattainment areas. Generally, sources of emissions in a nonattainment area that are determined to contribute to the nonattainment are required to reduce emissions. Most air quality standards require measurement over a defined period of time to determine the average concentration of the pollutant present.

In January 2010, the EPA proposed a rule to strengthen the national ambient air quality standard for ground level ozone. The proposed rule arose out of legal challenges claiming that a March 2008 rule that reduced the standard from 80 parts per billion to 75 parts per billion was not strict enough. The new rule proposed a standard between 60 and 70 parts per billion. In September 2011, the President requested that the EPA withdraw the proposed ozone standard and allow the review of the standards to proceed through the regularly scheduled review in 2013; such action, however, was not undertaken in 2013. In litigation pending in the United States District Court for the Northern District of California after the EPA missed its March 2013 deadline for completing its standards review, the plaintiffs have requested the court to require the EPA to issue final standards for ozone by October 2015.

The EPA has indicated it anticipates proposing ozone standards in 2014. Until the standards are reviewed or revised, the EPA is proceeding with implementation of the March 2008 ozone standards and, in December 2011, issued its response to states' recommendations on area attainment designations. In December 2012, the EPA approved Nevada's request to redesignate Clark County to be in attainment for the 1997 eight-hour ozone standard while also approving Clark County's plan to maintain compliance with the standard through 2022. However, Clark County remains unclassifiable for the 2008 ozone standard. If the EPA revises the ozone standard to be more stringent, it is possible that Clark County will again be designated as nonattainment for ozone, creating the potential to impact the Company's Clark, Sunrise, Chuck Lenzie, Silverhawk, Harry Allen, Higgins, Goodsprings and Reid Gardner generating facilities. However, until such time as a new standard is implemented or Clark County is classified as nonattainment for the 2008 standard, potential impacts cannot be determined.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard.

In June 2010, the EPA finalized a new national ambient air quality standard for sulfur dioxide. Under the new rule, the existing 24-hour and annual standards for sulfur dioxide, which were 140 parts per billion measured over 24 hours and 30 parts per billion measured over an entire year, were replaced with a new one-hour standard of 75 parts per billion. The new rule utilizes a three-year average to determine attainment. The rule utilizes source modeling in addition to the installation of ambient monitors where sulfur dioxide emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013. Although the EPA's July 2013 designations did not impact the Company's generating facilities, the EPA's assessment of sulfur dioxide area designations will continue with the deployment of additional sulfur dioxide monitoring networks across the country.

In June 2012, the EPA released a proposal to strengthen the fine particulate matter national ambient air quality standards, reducing the standard from 15 micrograms per cubic meter to a range of 12 to 13 micrograms per cubic meter while taking comment on a standard of 11 micrograms per cubic meter. The EPA also proposed a new, separate fine particulate matter standard of either 28 or 30 deciviews, aimed at improving visibility. The new standard was released in December 2012, setting 12 micrograms per cubic meter as the annual standard and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. The EPA anticipates making initial attainment designations by December 2014 that are likely to become effective in early 2015. States would have until 2020 to meet the revised annual standard. Until the attainment designations are made, the Company cannot determine the potential impacts of the standards; however, with the release of the final standards, the EPA indicated its projections show 99% of all counties in the United States with monitors would meet the revised standard. As a result, the Company does not anticipate that any impacts of the revised standard will be significant.

As new, more stringent standards are adopted, the number of counties designated as nonattainment areas is likely to increase. Businesses operating in newly designated nonattainment counties could face increased regulation and costs to monitor or reduce emissions. For instance, existing major emissions sources may have to install reasonably available control technologies to achieve certain reductions in emissions and undertake additional monitoring, recordkeeping and reporting. The construction or modification of facilities that are sources of emissions could become more difficult in nonattainment areas. Until additional monitoring and modeling is conducted, the impacts on the Company cannot be determined.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, MATS, was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The Company believes that its emissions reduction projects completed to date are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. Actions the Company will take in order to comply with SB 123, including with respect to the retirement or elimination of certain coal generating capacity beginning in 2014, will further reduce mercury emissions and other air pollutants consistent with the EPA's MATS.

Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits are pending against the MATS in the D.C. Circuit, which may have an impact on the Company's compliance obligations and the timing of those obligations. Oral arguments were heard on the MATS in the D.C. Circuit in December 2013, and a decision in the pending cases is expected in 2014.

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Certain of the Company's fossil-fueled generating facilities in Nevada are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology ("BART") requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

In August 2012, the EPA published its final determination for nitrogen oxides controls at the Reid Gardner Generation Station Units 1 through 3, approving and rejecting certain portions of the Nevada SIP and issued a FIP. The EPA approved Nevada's determination that installation of selective non-catalytic reduction technology represented BART. The Company submitted a petition for reconsideration of the EPA's August 2012 final rule in October 2012, requesting the EPA to reconsider the compliance deadline of January 1, 2015 for the Reid Gardner Generating Station retrofits to be no earlier than June 30, 2016. The EPA ultimately approved the June 30, 2016 installation date for controls at the Reid Gardner Generating Station. The installation of controls at the Reid Gardner Generation Station could be impacted by a requirement adopted by the Nevada legislature, Senate Bill No. 123 ("SB 123"), which requires the phased retirement of coal-fueled assets beginning in 2014. The Company continues to work toward finalizing the retrofit designs for the affected units.

Environmental groups have challenged both of the EPA's final determinations with respect to Nevada's regional haze SIP. In May 2012, WildEarth Guardians petitioned the Ninth Circuit to review the EPA's March 2012 approval of Nevada's SIP for all affected units and emissions except nitrogen oxides controls at the Reid Gardner Generating Station. The Company intervened in the lawsuit and briefing was completed in February 2013. Oral argument before the Ninth Circuit is scheduled for May 14, 2014. In October 2012, Earthjustice, on behalf of the Moapa Band of Paiute Indians, Sierra Club and the National Parks Conservation Association, petitioned the Ninth Circuit to review the EPA's August 2012 final determinations relating to nitrogen oxides controls at the Reid Gardner Generating Station. The Company intervened in the suit and briefing was suspended in June 2013 pending the PUCN's final determination on the Company's submittal of its emission reduction and capacity replacement plan, required under SB 123, which will include a request to permanently retire Reid Gardner Units 1 through 3 prior to January 1, 2015, thereby rendering the appeal moot. Until such time as the lawsuits are concluded, the impact on the Reid Gardner Generating Station cannot be fully determined; however, an adverse decision could result in the requirement to install more stringent controls or the retirement of certain units earlier than currently planned.

The Navajo Generating Station, in which the Company is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. The Company, along with the other owners of the facility, has been reviewing the EPA's proposal to determine its impact on the viability of the plant's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014. Until such time as additional action is taken by the EPA, and the uncertainties regarding lease and agreement renewal terms for the Navajo Generating Station are addressed, the Company cannot predict the outcome of this matter. The Company expects to file an emissions reduction and capacity replacement plan in 2014 that specifically addresses its ownership participation in the Navajo Generating Station.

A case was filed in the Tenth Circuit appealing a FIP issued by the EPA in New Mexico. In addition, two cases involving the EPA's issuance of a FIP were appealed to the United States Supreme Court in 2014, one from the Tenth Circuit based on the EPA rejecting portions of the Oklahoma SIP and one from the United States Court of Appeals for the Eighth Circuit based on the EPA's rejection of the North Dakota SIP. It is not yet known whether the United States Supreme Court will hear the Oklahoma or the North Dakota cases.

Until the EPA takes final action in Nevada and decisions have been made on each appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

New Source Review

Under existing New Source Review ("NSR") provisions of the Clean Air Act, any facility that emits regulated pollutants is required to obtain a permit from the EPA or a state regulatory agency prior to (a) beginning construction of a new major stationary source of a regulated pollutant or (b) making a physical or operational change to an existing stationary source of such pollutants that increases certain levels of emissions, unless the changes are exempt under the regulations (including routine maintenance, repair and replacement of equipment). In general, projects subject to NSR regulations require pre-construction review and permitting under the Prevention of Significant Deterioration ("PSD") provisions of the Clean Air Act. Under the PSD program, a project that emits threshold levels of regulated pollutants must undergo an analysis to determine the best available control technology and evaluate the most effective emissions controls after consideration of a number of factors. Violations of NSR regulations, which may be alleged by the EPA, states, environmental groups and others, potentially subject a company to material fines and other sanctions and remedies, including installation of enhanced pollution controls and funding of supplemental environmental projects.

Numerous changes have been proposed to the NSR rules and regulations over the last several years. In addition to the proposed changes, differing interpretations by the EPA and the courts create risk and uncertainty for entities when seeking permits for new projects and installing emissions controls at existing facilities under NSR requirements. The Company monitors these changes and interpretations to ensure permitting activities are conducted in accordance with the applicable requirements.

As part of an industry-wide investigation to assess compliance with the NSR and PSD provisions, the EPA has requested information and supporting documentation from numerous utilities regarding their capital projects for various coal-fueled generating facilities. A NSR enforcement case against an unrelated utility has been decided by the United States Supreme Court, holding that an increase in the annual emissions of a generating facility, when combined with a modification (i.e., a physical or operational change), may trigger NSR permitting.

In October 2011, the Company received a request for information from the Environmental Protection Agency Region 9 under Section 114 of the Clean Air Act requesting current and historical operations and capital project information for the Company's Reid Gardner Generating Station located near Moapa, Nevada. The Environmental Protection Agency's Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the Environmental Protection Agency relating to the plant. The Company completed its responses to the Environmental Protection Agency during the first quarter of 2012 and will continue to monitor developments relating to this Section 114 request. At this time, the Company cannot predict the impact, if any, associated with this information request.

Climate Change

While significant measures to regulate GHG emissions at the federal level were considered by the United States Congress in 2010, comprehensive climate change legislation has not been adopted. Regulation of GHG emissions under various provisions of the Clean Air Act has continued since the EPA's December 2009 findings that GHG emissions threaten public health and welfare.

In May 2010, the EPA issued the GHG "Tailoring Rule" to address permitting requirements for GHG after determining that GHG are subject to regulation and would trigger Clean Air Act permitting requirements for stationary sources beginning in January 2011. Numerous lawsuits have been filed on both the EPA's endangerment finding and the Tailoring Rule in the D.C. Circuit. In June 2012, the D.C. Circuit dismissed the challenges to the rules and upheld the EPA's actions. Petitions for rehearing by the full D.C. Circuit were filed, which were denied in December 2012.

In April 2012, the EPA proposed New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require an emissions rate of 1,000 pounds per MWh. In September 2013, the EPA issued a re-proposal of the New Source Performance Standards for GHG at new fossil-fueled generating facilities that would require natural gas-fueled generating facilities to meet a standard of 1,000 pounds to 1,100 pounds per MWh and coal-fueled generating facilities to meet a standard of 1,100 pounds per MWh on an annual basis. The re-proposed standards were published in the Federal Register in January 2014, and the public comment period has been extended to May 9, 2014. Any new fossil-fueled generating units constructed by the Company will be required to meet the final New Source Performance Standards. The EPA is also under a consent decree to establish GHG emissions performance standards for existing and modified sources. In June 2013, President Obama issued a Climate Action Plan, which requires the EPA to issue proposed guidelines for GHG emissions from existing fossil-fueled generating facilities by June 2014, with final guidelines to be issued by June 2015, and states to submit implementation plans by June 2016. Until the standards or guidelines for existing fossil-fueled generating facilities are proposed and finalized, the impact on the Company's generating facilities cannot be determined.

While the debate continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate GHG emissions. In addition, governmental, non-governmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

In September 2009, the EPA issued its final rule regarding mandatory reporting of GHG ("GHG Reporting") beginning January 1, 2010. Under GHG Reporting, suppliers of fossil fuels, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG are required to submit annual reports to the EPA. The Company is subject to this requirement.

New federal, regional and state accords, legislation, regulation, or judicial proceedings limiting GHG emissions could have a material adverse impact on the Company and the United States' economy. Companies and industries with higher GHG emissions, such as utilities with significant coal-fueled generating facilities, will be subject to more direct impacts and greater financial and regulatory risks. The impact is dependent on numerous factors, none of which can be meaningfully quantified at this time. These factors include, but are not limited to, the magnitude and timing of GHG emissions reduction requirements; the design of the requirements; the cost, availability and effectiveness of emissions control technology; the price, distribution method and availability of offsets and allowances used for compliance; government-imposed compliance costs; and the existence and nature of incremental cost recovery mechanisms. Examples of how new requirements may impact the Company include:

•
Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;

•	Acquiring and renewing construction and operating permits for new and existing generating facilities may be costly and difficult;

•	Additional costs may be incurred to purchase and deploy new generating technologies;

•
Costs may be incurred to retire existing coal-fueled generating facilities before the end of their otherwise useful lives or to convert them to burn fuels, such as natural gas or biomass, that result in lower emissions;

•	Operating costs may be higher and generating unit outputs may be lower;

•	Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a business risk; and

•	The Company's electric transmission and retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.

The impact of events or conditions caused by climate change, whether from natural processes or human activities, could vary widely, from highly localized to worldwide, and the extent to which a utility's operations may be affected is uncertain. Climate change may cause physical and financial risk through, among other things, sea level rise, changes in precipitation and extreme weather events. Consumer demand for energy may increase or decrease, based on overall changes in weather and as customers promote lower energy consumption through the continued use of energy efficiency programs or other means. Availability of resources to generate electricity, such as water for hydroelectric production and cooling purposes, may also be impacted by climate change and could influence the Company's existing and future electricity generating portfolio. These issues may have a direct impact on the costs of electricity production and increase the price customers pay or their demand for electricity.

GHG Tailoring Rule

The EPA finalized the GHG "Tailoring Rule" in May 2010 requiring new or modified sources of GHG emissions with increases of 75,000 or more tons per year of total GHG to determine the best available control technology for their GHG emissions beginning in January 2011. New or existing major sources are also subject to Title V operating permit requirements for GHG. Beginning July 1, 2011 through June 30, 2013, new construction projects that emit GHG emissions of at least 100,000 tons per year and modifications of existing facilities that increase GHG emissions by at least 75,000 tons per year will be subject to permitting requirements and facilities that were previously not subject to Title V permitting requirements will be required to obtain Title V permits if they emit at least 100,000 tons per year of carbon dioxide equivalents. The EPA issued a GHG best available control technology guidance document in November 2010 in an effort to provide permitting authorities guidance on how to conduct a best available control technology review for GHG. To date, permitting authorities implementing the GHG Tailoring Rule have included efficiency improvements to demonstrate compliance with best available control technology for GHG, as well as requiring emissions limits for GHGs in permits; as such, the impacts of the Tailoring Rule on the Company have not been material.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. In June 2013, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. Rather than re-propose the April 2012 proposal, the EPA issued a new proposal. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considers the size of the unit and the electricity sent to the grid from the unit, establishing a standard of 1,000 to 1,100 pounds of carbon dioxide per MWh. The standard proposed for coal-fueled generating facilities is 1,100 pounds of carbon dioxide per MWh on an annual basis or 1,000 to 1,050 pounds of carbon dioxide per MWh averaged over a seven-year period, both of which would require partial carbon capture and sequestration. The proposed standards were published in the Federal Register on January 8, 2014, and the 60-day public comment period has been extended to May 9, 2014. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the final GHG new source performance standards.

GHG Litigation

The Company closely monitors ongoing environmental litigation. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. While unsuccessful to date, an adverse ruling in such cases would likely result in increased regulation and costs for GHG emitters, including the Company's generating facilities.

Renewable Portfolio Standards

Since 1997, the Company has been required to comply with a RPS. Current law requires the Company to meet 18% of its energy requirements with renewable resources for 2014, 20% for 2015 through 2019, 22% for 2020 and 2024, and 25% for 2025 and thereafter. The RPS also requires 5% of the portfolio requirement come from solar resources through 2015 and increasing to 6% in 2016. Nevada law also permits energy efficiency measures to be used to satisfy a portion of the RPS through 2025, subject to certain limitations. The Company is in compliance with these requirements.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the Second Circuit remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In March 2011, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The proposed rule establishes requirements for all power generating facilities that withdraw more than two million gallons per day, based on total design intake capacity, of water from waters of the United States and use at least 25% of the withdrawn water exclusively for cooling purposes. The Company does not utilize once-through cooling water intake or discharge structures at any of its generating facilities. All of the Company's generating stations are designed to have either minimal or zero discharge; therefore, they are not expected to be impacted by the §316(b) final rule.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. The EPA expects the final rule to be published in May 2014. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, the Company cannot predict the impact on its generating facilities.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). Under the first option, coal combustion byproducts would be regulated as special waste under RCRA Subtitle C and the EPA would establish requirements for coal combustion byproducts from the point of generation to disposition, including the closure of disposal units. Alternatively, the EPA is considering regulation under RCRA Subtitle D under which it would establish minimum nationwide standards for the disposal of coal combustion byproducts. Under both options, surface impoundments utilized for coal combustion byproducts would have to be cleaned and closed unless they could meet more stringent regulatory requirements; in addition, more stringent requirements would be implemented for new ash landfills and expansions of existing ash landfills. The public comment period closed in November 2010. The EPA has indicated the rule will be finalized by December 19, 2014; however, at this time, the substance of the final rule is not known. In briefs filed in litigation pending in the D.C. Circuit to force the EPA to meet a deadline to issue final coal combustion byproduct rules, the EPA indicated it needs until at least the end of 2014 to review comments, formulate a risk assessment and coordinate the rule with the effluent limit guidelines. Efforts have continued in the United States Congress to pass legislation precluding the EPA from regulating coal combustion byproducts as a hazardous waste under RCRA Subtitle C; however, to date, none of these efforts have resulted in legislation passing both houses of the United States Congress. Ash products are handled and processed in a dry form at the Reid Gardner Generation Station.

Other

Other laws, regulations and agencies to which the Company is subject include, but are not limited to:

•
The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may require any current or former owners or operators of a disposal site, as well as transporters or generators of hazardous substances sent to such disposal site, to share in environmental remediation costs.

The Company expects to be allowed to recover the prudently incurred costs to comply with the environmental laws and regulations discussed above. The Company's planning efforts take into consideration the complexity of balancing factors such as: (a) pending environmental regulations and requirements to reduce emissions, address waste disposal, ensure water quality and protect wildlife; (b) avoidance of excessive reliance on any one generation technology; (c) costs and trade-offs of various resource options including energy efficiency, demand response programs and renewable generation; (d) state-specific energy policies, resource preferences and economic development efforts; (e) additional transmission investment to reduce power costs and increase efficiency and reliability of the integrated transmission system; and (f) keeping rates as affordable as possible. Due to the number of generating units impacted by environmental regulations, deferring installation of compliance-related projects is often not feasible or cost effective and places the Company at risk of not having access to necessary capital, material, and labor while attempting to perform major equipment installations in a compressed timeframe concurrent with other utilities across the country. Therefore, the Company has established installation schedules with permitting agencies that coordinate compliance timeframes with construction and tie-in of major environmental compliance projects as units are scheduled off-line for planned maintenance outages; these coordinated efforts help reduce costs associated with replacement power and maintain system reliability.

Collateral and Contingent Features

Debt of the Company is rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of the Company's ability to, in general, meet the obligations of its issued debt. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

The Company has no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments. The Company's secured revolving credit facility does not require the maintenance of a minimum credit rating level in order to draw upon its availability. However, commitment fees and interest rates under the credit facility are tied to credit ratings and increase or decrease when the ratings change. A ratings downgrade could also increase the future cost of commercial paper, short- and long-term debt issuances or new credit facilities.

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2013, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2013, the Company would have been required to post $65 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

In July 2010, the President signed into law the Dodd-Frank Reform Act. The Dodd-Frank Reform Act reshapes financial regulation in the United States by creating new regulators, regulating markets and firms not previously regulated, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Reform Act are and have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, many of which have been completed and others that are expected to be finalized in 2014.

The Company is a party to derivative contracts, including over-the-counter derivative contracts. The Dodd-Frank Reform Act provides for extensive new regulation of over-the-counter derivative contracts and certain market participants, including imposition of position limits, mandatory clearing, exchange trading, capital, margin, reporting, recordkeeping and business conduct requirements. Many of these requirements are primarily for "swap dealers" and "major swap participants," but many of these also impose some requirements on all market participants, including the Company. The Dodd-Frank Reform Act provides certain exemptions from many of these requirements for commercial end-users when using derivatives to hedge or mitigate commercial risk of their businesses. The Company qualifies or believes it will qualify for many of these exemptions. The Company generally does not enter into over-the-counter derivative contracts for purposes unrelated to hedging or mitigating commercial risk and has determined that it is not a swap dealer or major swap participant. The outcome of pending and remaining Dodd-Frank Reform Act rulemaking proceedings cannot be predicted but requirements resulting from these proceedings could directly impact the Company or could have impacts to energy and other markets in general that could have an impact on the Company's consolidated financial results.

Inflation

Historically, overall inflation and changing prices in the economies where the Company operates has not had a significant impact on the Company's consolidated financial results. The Company operates under a cost-of-service based rate structure administered by the PUCN and the FERC. Under this rate structure, the Company is allowed to include prudent costs in its rates, including the impact of inflation. The Company attempts to minimize the potential impact of inflation on its operations by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs and long-term debt issuances. There can be no assurance that such actions will be successful.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by the Company's methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with the Company's Summary of Significant Accounting Policies included in Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

The Company prepares its Consolidated Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Company defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Company's ability to recover its costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

Derivatives

The Company is exposed to the impact of market fluctuations in electricity, natural gas, coal, and other commodity prices and interest rates primarily through the Company's obligation to serve retail customer load in its regulated service territory. The Company's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The actual cost of fuel and purchased power are recoverable through the deferred energy mechanism. Interest rate risk exists on variable-rate debt and future debt issuances. The Company does not engage in proprietary trading activities.

The Company has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by Accounting Principles Generally Accepted in the United States. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. As of December 31, 2013, the Company's net derivative liability was valued primarily using forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical, since any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2013, the Company had a net derivative liability of $47 million related to contracts where the Company uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

The Company's derivative contracts are probable of inclusion in regulated rates, and changes in the estimated fair value of derivative contracts are recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled. As of December 31, 2013, the Company had $47 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. The impacts of regulation are considered when evaluating the carrying value of regulated assets. Substantially all property, plant and equipment was used in regulated businesses as of December 31, 2013. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from significant changes in the regulatory environment, the business climate, management's plans, legal factors, market price of the asset, the use of the asset or the physical condition of the asset, future market prices, load growth, competition and many other factors over the life of the asset. Any resulting impairment loss is highly dependent on the underlying assumptions and could significantly affect the Company's results of operations.

Income Taxes

Berkshire Hathaway commenced including the Company in its United States federal income tax return on December 20, 2013 in connection with the MEHC Merger. Prior to December 20, 2013, the Company filed a consolidated United States federal income tax return with NV Energy. The Company's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that the Company is required to pass on to its customers are charged or credited directly to a regulatory asset or liability. As of December 31, 2013 and 2012, these amounts were recognized as regulatory assets of $165 million and $169 million, respectively, and regulatory liabilities of $4 million and $5 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on the Company's consolidated financial results. The Company's unrecognized tax benefits are primarily included in accrued property, income and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $103 million as of December 31, 2013. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. The Company's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which the Company transacts. The following discussion addresses the significant market risks associated with the Company's business activities. The Company has established guidelines for credit risk management. Refer to Notes 2 and 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's contracts accounted for as derivatives.

Commodity Price Risk

The Company is principally exposed to electricity, natural gas and coal commodity price risk as the Company has an obligation to serve retail customer load in its regulated service territory. The Company's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The Company does not engage in a material amount of proprietary trading activities. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production, generally at fixed prices. Currently, the Company does not use financial instruments to hedge its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The Company's exposure to commodity price risk is generally limited by its ability to include the costs in regulated rates through its deferred energy mechanism, which is subject to disallowance and regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

The Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting was $43 million as of December 31, 2013. The effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes would result in an estimated fair value of $49 million and $39 million, respectively, for 2013 The selected hypothetical change does not reflect what could be considered the best or worst case scenarios.

The Company's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. As of December 31, 2013, a net regulatory asset of $47 million related to the net derivative liability of $47 million.

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the Company's fixed-rate long-term debt does not expose the Company to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of the Company's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8 and 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Company's short- and long-term debt.

As of December 31, 2013 and 2012, the Company had short- and long-term variable-rate obligations totaling $76 million and $174 million, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2013 and 2012.

Credit Risk

The Company extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with its wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

The Company analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, the Company enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, the Company exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

As of December 31, 2013, the Company's aggregate credit exposure from energy related transactions totaled $49 million, based on settlement and mark-to-market exposures, net of collateral. The majority of the exposure is comprised of two counterparties, who are not rated by nationally recognized credit rating agencies.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Nevada Power Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(ii). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nevada Power Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	Deloitte & Touche LLP

Las Vegas, Nevada
March 31, 2014

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$126	$201
Accounts receivable, net	227	249
Inventories	73	78
Regulatory assets	81	—
Deferred income taxes	152	49
Other current assets	39	28
Total current assets	698	605

Property, plant and equipment, net	6,992	6,912
Regulatory assets	1,057	1,028
Other assets	88	96

Total assets	$8,835	$8,641

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$240	$243
Accrued interest	61	65
Accrued property, income and other taxes	29	6
Accrued employee expenses	6	15
Regulatory liabilities	74	86
Current portion of long-term debt	22	106
Customer deposits and other	74	53
Total current liabilities	506	574

Long-term debt	3,555	3,231
Regulatory liabilities	312	323
Deferred income taxes	1,298	1,102
Other long-term liabilities	274	489
Total liabilities	5,945	5,719

Commitments and contingencies (Note 16)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding as of December 31, 2013 and 2012	—	—
Other paid-in capital	2,308	2,308
Retained earnings	586	619
Accumulated other comprehensive loss, net	(4)	(5)
Total shareholder's equity	2,890	2,922

Total liabilities and shareholder's equity	$8,835	$8,641

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Operating revenue	$2,092	$2,145	$2,054

Operating costs and expenses:
Cost of fuel, energy and capacity	835	813	959
Operating and maintenance expense	455	423	362
Depreciation and amortization	277	270	252
Property and other taxes	38	37	37
Merger-related expenses	52	—	—
Total operating costs and expenses	1,657	1,543	1,610

Operating income	435	602	444

Other income (expense):
Interest expense, net of allowance for debt funds	(209)	(210)	(222)
Allowance for equity funds	8	7	8
Other, net	5	(3)	(26)
Total other income (expense)	(196)	(206)	(240)

Income before income tax expense	239	396	204
Income tax expense	94	138	71
Net income	$145	$258	$133

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
December 31, 2010	1,000	$—	$2,254	$511	$(4)	$2,761
Net income	—	—	—	133	—	133
Contribution	—	—	54	—	—	54
Dividends declared	—	—	—	(99)	—	(99)
December 31, 2011	1,000	—	2,308	545	(4)	2,849
Net income	—	—	—	258	—	258
Dividends declared	—	—	—	(184)	—	(184)
Other	—	—	—	—	(1)	(1)
December 31, 2012	1,000	—	2,308	619	(5)	2,922
Net income	—	—	—	145	—	145
Dividends declared	—	—	—	(178)	—	(178)
Other	—	—	—	—	1	1
December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$145	$258	$133
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	277	270	252
Deferred income taxes and amortization of investment tax credits	95	151	72
Allowance for equity funds	(8)	(7)	(8)
Amortization of deferred energy	(54)	(170)	(105)
Deferred energy	(105)	112	109
Amortization of other regulatory assets	89	88	83
Other, net	90	(29)	88
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(12)	3	(67)
Inventories	10	(5)	(6)
Accounts payable and other liabilities	21	31	(24)
Net cash flows from operating activities	548	702	527

Cash flows from investing activities:
Capital expenditures	(267)	(288)	(475)
Contributions in aid of construction and customer advances	34	43	87
Proceeds from sale of assets	14	—	32
Other, net	3	—	1
Net cash flows from investing activities	(216)	(245)	(355)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of costs	—	132	387
Repayments of long-term debt	(229)	(270)	(493)
Settlement of interest rate lock	—	—	(15)
Contribution	—	—	54
Dividends paid	(178)	(184)	(99)
Net cash flows from financing activities	(407)	(322)	(166)

Net change in cash and cash equivalents	(75)	135	6
Cash and cash equivalents at beginning of period	201	66	60
Cash and cash equivalents at end of period	$126	$201	$66

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. The Company is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of MidAmerican Energy Holdings Company ("MEHC"). MEHC is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. MEHC is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

On December 19, 2013, the merger contemplated by the Agreement and Plan of Merger dated May 29, 2013, among MEHC, Silver Merger Sub, Inc. ("Merger Sub"), MEHC's wholly owned subsidiary, and NV Energy, whereby Merger Sub was merged into NV Energy and NV Energy became an indirect wholly owned subsidiary of MEHC ("MEHC Merger") was completed.

The transaction was approved by the boards of directors of both NV Energy and MEHC and the shareholders of NV Energy. MEHC received unconditional approval of the MEHC Merger from the Federal Energy Regulatory Commission ("FERC") on December 19, 2013 and the Federal Communications Commission on September 27, 2013. The United States Department of Justice and the Federal Trade Commission granted early termination of the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 on July 22, 2013. On December 17, 2013, the Public Utilities Commission of Nevada ("PUCN") approved the Joint Application filed by MEHC and NV Energy, subject to certain stipulations. The stipulations included, among others:

•	A one-time bill credit to retail customers of the Company of $15 million credited to retail customers over one billing cycle beginning within 30 days of the close of the MEHC Merger.

•	MEHC and NV Energy agreed to not seek recovery of the acquisition premium, transaction and transition costs associated with the MEHC Merger from customers.

•	NV Energy agreed that it will base any rate case filed in 2014 by the Company with a requested change in revenue requirement on a return on common equity not to exceed 10%.

•
The Company will not seek to collect lost revenues as described in section 704.9524 of the Nevada Administrative Code for calendar year 2013 in 2014 rates, and will not seek collection of lost revenues in excess of 50% of what the Company could otherwise request for calendar year 2014 in 2015 rates. NV Energy also agreed to work cooperatively with PUCN staff and the Nevada Bureau of Consumer Protection ("BCP") to develop a legislative or administrative alternative to the current mechanism that would retain the objective of encouraging investment in energy efficiency and that is acceptable to NV Energy, PUCN staff and the BCP. NV Energy and the BCP also agree to work in good faith to have a legislative or administrative alternative adopted.

•
Normal rate case rules and procedures apply to costs and revenues, and any under or over earnings will accrue to the Company until the next rate case filing after 2014, subject to specified adjustments for intercompany charges from MEHC and its other subsidiaries as described in the PUCN Joint Application and the exclusion of the $15 million one-time bill credit from the test period. The commitment does not preclude parties from proposing any other adjustments to test year or certification period results.

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The impacts of acquisition accounting from the MEHC Merger were not reflected on the Consolidated Financial Statements of the Company.

As a result of the MEHC Merger, the Company has elected to present its Consolidated Financial Statements and Notes to Consolidated Financial Statements for the current year and prior years similar to MEHC. Certain amounts from prior years have been reclassed to conform to the current period presentation. The change in format did not have an effect on net income, total assets, total shareholder's equity or cash flows from operations.
Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, the effects of regulation; recovery of long-lived assets; certain assumptions made in accounting for pension and other postretirement benefits; asset retirement obligations ("AROs"); income taxes; unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; and accounting for contingencies. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

Accounting for the Effects of Certain Types of Regulation

The Company prepares its Consolidated Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Company defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Company's ability to recover its costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

Fair Value Measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining fair value. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets on the Consolidated Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectability of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. The Company also has the ability to assess deposits on customers who have delayed payments or who are deemed to be a credit risk. As of December 31, 2013 and 2012, the allowance for doubtful accounts totaled $8 million and is included in accounts receivable, net on the Consolidated Balance Sheets.

Derivatives

The Company employs a number of different derivative contracts, including forwards, futures, options, swaps and other agreements, to manage price risk for electricity, natural gas and other commodities; and interest rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked-to-market and settled amounts are recognized as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

For the Company's derivatives not designated as hedging contracts, the settled amount is generally included in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on contracts that are accounted for as derivatives and probable of inclusion in regulated rates are recorded as regulatory assets and liabilities.

For the Company's derivatives designated as hedging contracts, the Company formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. The Company formally documents hedging activity by transaction type and risk management strategy.

Inventories

Inventories consist mainly of materials and supplies totaling $54 million and $53 million as of December 31, 2013 and 2012, respectively, and fuel, which includes coal stocks, stored natural gas and fuel oil, totaling $19 million and $25 million as of December 31, 2013 and 2012, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the PUCN.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. The Company capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC"), and equity AFUDC, as applicable. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. The cost of repairs and minor replacements are charged to expense when incurred with the exception of costs for generation plant maintenance under certain long-term service agreements. Costs under these agreements are expensed straight-line over the term of the agreements as approved by the PUCN.

Depreciation and amortization are generally computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by the Company's various regulatory authorities. Depreciation studies are completed by the Company to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the applicable regulatory commission. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Consolidated Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced.

Generally when the Company retires or sells a component of regulated property, plant and equipment, it charges the original cost, net of any proceeds from the disposition, to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings.

Debt and equity AFUDC, which represents the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, the Company is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. The Company's AFUDC rate used during both 2013 and 2012 was 8.09%. As specified by the PUCN, certain projects may be assigned a lower or higher AFUDC rate due to specific interest-rate financings directly associated with those projects.

Asset Retirement Obligations

The Company recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. The Company's AROs are primarily associated with its generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability on the Consolidated Balance Sheets.

Management's methodology to assess its legal obligation includes an inventory of assets by the Company's system and components and a review of rights of way and easements, regulatory orders, leases and federal, state and local environmental laws. Management identified legal obligations to retire generation plant assets specified in land leases for the Company's jointly-owned Navajo Generating Station and the Higgins Generating Station. Provisions of the lease require the lessees to remove the facilities upon request of the lessors at the expiration of the leases. Additionally, management has determined evaporative ponds, dry ash landfills, fuel storage tanks, asbestos and oils treated with Poly Chlorinated Biphenyl have met the requirements for an ARO.

Impairment

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value. The impacts of regulation are considered when evaluating the carrying value of regulated assets. For all other assets, any resulting impairment loss is reflected on the Consolidated Statements of Operations.

Income Taxes

Berkshire Hathaway commenced including the Company in its United States federal income tax return on December 20, 2013 in connection with the MEHC Merger. Prior to December 20, 2013, the Company filed a consolidated United States federal income tax return with NV Energy. Consistent with established regulatory practice, the Company's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with income tax benefits and expense for certain property-related basis differences and other various differences that the Company is required to pass on to its customers in Nevada are charged or credited directly to a regulatory asset or liability. As of December 31, 2013 and 2012, these amounts were recognized as regulatory assets of $165 million and $169 million, respectively, and regulatory liabilities of $4 million and $5 million, respectively, and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory jurisdictions. The Company's income tax returns are subject to continuous examinations by federal and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not of being realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on the Company's consolidated financial results. The Company's unrecognized tax benefits are primarily included in accrued property, income and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Revenue Recognition

Revenue is recognized as electricity is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2013 and 2012, unbilled revenue was $103 million and $86 million, respectively, and is included in accounts receivable, net on the Consolidated Balance Sheets. Rates are established by regulators or contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

The Company primarily buys energy and natural gas to satisfy its customer load requirements. Due to changes in retail customer load requirements, the Company may not take physical delivery of the energy or natural gas. The Company may sell the excess energy or natural gas to the wholesale market. In such instances, it is the Company's policy to record such sales net in cost of fuel, energy and capacity.

Unamortized Debt Premiums, Discounts and Financing Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Segment Information

The Company currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, which amends FASB Accounting Standards Codification ("ASC") Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends FASB ASC Topic 220, "Comprehensive Income." The amendments in this guidance require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends FASB ASC Topic 210, "Balance Sheet." The amendments in this guidance require an entity to provide quantitative disclosures about offsetting financial instruments and derivative instruments. Additionally, this guidance requires qualitative and quantitative disclosures about master netting agreements or similar agreements when the financial instruments and derivative instruments are not offset. In January 2013, the FASB issued ASU No. 2013-01, which also amends FASB ASC Topic 210 to clarify that the scope of ASU No. 2011-11 only applies to derivative instruments, repurchase agreements, reverse purchase agreements and securities borrowing and securities lending transactions that are either being offset or are subject to an enforceable master netting arrangement or similar agreement. The Company adopted the guidance on January 1, 2013. The adoption of the guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)    Merger-Related Activities

On December 17, 2013, the PUCN approved the Joint Application related to the MEHC Merger filed by MEHC and NV Energy, subject to certain stipulations. The stipulations included, among others, a one-time bill credit to retail customers of the Company of $15 million credited to retail customers over one billing cycle beginning within 30 days of the close of the MEHC Merger. The bill credit was included as a reduction to operating revenue on the Consolidated Statements of Operations for the year ended December 31, 2013.

The Company incurred costs totaling $52 million related to the MEHC Merger, consisting of: (i) $15 million for amounts payable under NV Energy's change in control policy; (ii) $18 million for accelerated vesting and stock compensation under NV Energy's long-term incentive plan; (iii) $15 million for investment banker fees paid by NV Energy and (iv) $4 million for legal and other expenses. The costs were included in merger-related expenses on the Consolidated Statements of Operations for the year ended December 31, 2013.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	2013	2012
Utility plant in-service:
Generation	$3,789	$3,706
Distribution	2,936	2,885
Transmission	1,743	1,189
General intangible plant	645	583
Utility plant in-service	9,113	8,363
Accumulated depreciation and amortization	(2,217)	(2,035)
Utility plant in-service, net	6,896	6,328
Other non-regulated, net of accumulated depreciation and amortization	3	16
	6,899	6,344
Construction work-in-progress	93	568
Property, plant and equipment, net	$6,992	$6,912

Almost all of the Company's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. The Company's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the average depreciable property balances was 3.26%, 3.22% and 3.04% during 2013, 2012 and 2011, respectively. The Company is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate case filings.

Construction work-in-progress is related to the construction of regulated assets.

Impairment of Regulated Assets Not In Rates

The Company recorded an impairment charge of $31 million in operating and maintenance expense on the Consolidated Statements of Operations for the year ended December 31, 2013 related to the recovery of certain assets not currently in rates.

Sale of Telecommunication Towers

In August 2011, the Company completed the sale of 37 telecommunication towers to Global Tower Partners, LLC. Cash proceeds from the sale were $32 million with the gain on sale deferred subject to the final accounting approval by the PUCN.

In March 2012, the Company filed a petition with the PUCN to obtain a declaratory order and the accounting guidance necessary to establish a regulatory account for the gain on sale of the Company's telecommunication towers to Global Tower Partners, LLC. In July 2012, the PUCN approved a stipulation between the Company, the BCP, and PUCN staff that provides for an allocation of $27 million of the $32 million gain on sale to the ratepayers. The amortization of the gain will coincide with the rate effective date of the Company's next general rate case, which is mandated in 2015. The Company recorded $6 million, including an adjustment to previously recorded carrying charges, to other, net on the Consolidated Statements of Operations for the remaining balance of the gain on sale for the year ended December 31, 2012.

(5)    Jointly Owned Utility Facilities

Under joint facility ownership agreements, the Company, as tenants in common, has undivided interests in jointly owned generation and transmission facilities. The Company accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Consolidated Statements of Operations include the Company's share of the expenses of these facilities. The amounts shown in the table below represent the Company's share in each jointly owned facility as of December 31, 2013 (dollars in millions):

				Construction
	Company	Facility In	Accumulated	Work-in-
	Share	Service	Depreciation	Progress

Silverhawk Generating Station	75%	$242	$57	$3
Navajo Generating Station	11	198	132	3
ON Line Transmission Line(1)	24	140	—	—
Other Transmission Facilities	Various	68	27	—
Total		$648	$216	$6

(1)
ON Line was placed in-service December 2013. The Company and Sierra Pacific entered into a long-term transmission use agreement with Great Basin Transmission South, LLC's 75% interest in ON Line. Refer to Note 9 for additional information.

(6)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2013	2012

Deferred income taxes(1)	28 years	$165	$169
Deferred excess energy costs	2 years	159	87
Merger costs from 1999 merger	29 years	155	162
Abandoned projects	7 years	115	42
Asset retirement obligations	4 years	98	58
Employee benefit plans(2)	13 years	83	137
Demand side resources	3 years	70	123
Legacy meters	7 years	65	61
Deferred operating costs	29 years	63	65
Unrealized loss on regulated derivative contracts	5 years	47	—
Other	Various	118	124
Total regulatory assets		$1,138	$1,028

Reflected as:
Current assets		$81	$—
Noncurrent assets		1,057	1,028
Total regulatory assets		$1,138	$1,028

(1)
Amounts primarily represent income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously flowed through to customers and will be included in regulated rates when the temporary differences reverse.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

The Company had regulatory assets not earning a return on investment of $598 million and $459 million as of December 31, 2013 and 2012, respectively, that primarily related to deferred income taxes, 1999 merger costs, a portion of deferred excess energy costs and unrealized loss on regulated derivative contracts.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2013	2012

Cost of removal(1)	37 years	$273	$252
Energy efficiency program	1 year	57	37
Renewable energy program	1 year	18	—
Deferred income taxes	19 years	4	5
Deferred energy over collected	1 year	—	86
Other	Various	34	29
Total regulatory liabilities		$386	$409

Reflected as:
Current liabilities		$74	$86
Noncurrent liabilities		312	323
Total regulatory liabilities		$386	$409

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN.

Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets and is included in the table above as deferred excess energy costs. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs and is included in the table above as deferred energy over collected. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

Energy Efficiency Implementation Rates and Energy Efficiency Program Rates

In July 2010, regulations were adopted by the PUCN that authorizes an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN through energy efficiency implementation rates ("EEIR"). As a result, the Company files annually in March to adjust energy efficiency program rates and EEIR for over- or under-collected balances, which are effective in October of the same year.

In March 2013, the Company filed applications with the PUCN for the twelve-month period ended December 31, 2012 to reset EEIR elements. In September 2013, the PUCN issued an order indicating that EEIR revenue should not contribute to the Company earning more than its authorized rate of return. As the Company earned in excess of its authorized rate of return in 2012, the PUCN disallowed approximately $11 million in EEIR revenue (including carrying charges) and the Company recorded a charge to operating and maintenance expense on the Consolidated Statements of Operations for the year ended December 31, 2013.

The PUCN's final order approving the MEHC Merger stipulated that the Company, will not seek recovery of any lost revenue for calendar year 2013 and, for calendar year 2014, in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. As a result, for the year ended December 31, 2013, the Company has not recorded revenue for EEIR and has recorded a regulatory liability of $12 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets. On February 28, 2014, the Company filed an application with the PUCN to reset EEIR and energy efficiency program rates. Pursuant to the stipulation, the Company established credits to return EEIR revenue collected in the 2013 calendar year. To effect the merger stipulation, the Company proposed to suspend collection of the EEIR on October 1, 2014, and defer implementation of a new EEIR until January 1, 2015.

FERC Matters

2012 FERC Transmission Rate Case

In October 2012, the Company filed an application with the FERC to revise transmission and ancillary service rates that were last set in 2003. In December 2012, the FERC issued an order which suspended the proposed rate increases until June 1, 2013. Furthermore, as requested in the filing, the FERC accepted two proposed rate decreases effective January 1, 2013. On November 27, 2013, the Company filed an unopposed settlement agreement resolving all issues with the FERC, for approval of rates effective June 1, 2013. The FERC approved the settlement on February 21, 2014. The rate changes under the terms of the settlement agreement result in an overall annual revenue increase of $5 million.

2013 FERC Transmission Rate Case

In May 2013, the Company, along with Sierra Pacific, filed an application with the FERC to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. On August 5, 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in FERC's order. At this time management is unable to determine the final revenue impact of the case.

(7)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in electricity, natural gas, coal, and other commodity prices and interest rates primarily through the Company's obligation to serve retail customer load in its regulated service territory. The Company's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The actual cost of fuel and purchased power are recoverable through the deferred energy mechanism. Interest rate risk exists on variable-rate debt and future debt issuances. The Company does not engage in proprietary trading activities.

The Company has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production, generally at fixed prices. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, the Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate the Company's exposure to interest rate risk. The Company does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Notes 2, 6 and 10 for additional information on derivative contracts.

Derivative Contract Volumes

Net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of December 31, 2013 were 118 million decatherms of commodity volume natural gas purchases and 4 million in megawatt hour commodity volume electric sales.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain provisions that require the Company to maintain specific credit ratings from one or more of the major credit rating agencies on its unsecured debt. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand adequate assurance in the event of a material adverse change in the Company's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2013, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features were immaterial. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

Credit Risk

The Company extends unsecured credit to other utilities, energy marketing companies, financial institutions and other market participants in conjunction with its wholesale energy supply and marketing activities. Credit risk relates to the risk of loss that might occur as a result of nonperformance by counterparties on their contractual obligations to make or take delivery of electricity, natural gas or other commodities and to make financial settlements of these obligations. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances involving other market participants that have a direct or indirect relationship with the counterparty.

The Company analyzes the financial condition of each significant wholesale counterparty before entering into any transactions, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To mitigate exposure to the financial risks of wholesale counterparties, the Company enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. Counterparties may be assessed fees for delayed payments. If required, the Company exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

(8)    Credit Facility

The Company's $500 million revolving credit facility expires in 2017, is for general corporate purposes and provides for the issuances of letters of credits. As of December 31, 2013 and 2012, the Company had no drawings outstanding and letters of credit issued were $- million and $3 million, respectively. Amounts due under the Company's credit facility are collateralized by the Company's general and refunding mortgage bonds. The rate for outstanding loans under the Company's credit facility will be at either an applicable base rate (defined as the highest of the Prime Rate, the Federal Funds Rate plus 0.5% and the London Interbank Offered Rate ("LIBOR") Base Rate plus 1.0%) plus a margin, or a LIBOR rate plus a margin. The margin varies based upon the Company's credit rating by Standard & Poor's and Moody's Investors Services. As of December 31, 2013, the Company's applicable base rate margin is 0.125% and the LIBOR rate margin is 1.125%. The rate for outstanding letters of credit will be at the LIBOR rate margin plus a fee for the issuing bank.

(9)    Long-Term Debt

The Company's long-term debt consists of the following, including unamortized premiums and discounts, as of December 31 (dollars in millions):

	Par Value	2013	2012
General and Refunding Mortgage Securities:
7.375% Series U, due 2014	$—	$—	$125
5.875% Series L, due 2015	250	250	250
5.950% Series M, due 2016	210	210	210
6.500% Series O, due 2018	325	324	324
6.500% Series S, due 2018	500	499	499
7.125% Series V, due 2019	500	501	501
6.650% Series N, due 2036	370	363	363
6.750% Series R, due 2037	350	349	349
5.375% Series X, due 2040	250	249	249
5.450% Series Y, due 2041	250	250	250
Variable-rate series (2013-0.454% to 0.459%, 2012-0.575% to 0.626%):
Industrial Development Refunding Revenue Bonds 2000A, due 2020	—	—	98
Pollution Control Revenue Bonds Series 2006A, due 2032	38	38	38
Pollution Control Revenue Bonds Series 2006, due 2036	38	38	38
Capital and financial lease obligations - 3.01% to 11.60%, due through 2054	506	506	43
Total long-term debt	$3,587	$3,577	$3,337

Reflected as:
Current liabilities		$22	$106
Noncurrent liabilities		3,555	3,231
Total long-term debt		$3,577	$3,337

The consummation of the MEHC Merger also triggered mandatory redemption requirements under financing agreements of the
Company. As a result, the Company offered to purchase $3.0 billion of debt at 101% of par. Debt with a par value totaling $5 million was tendered in January 2014 and paid with cash on hand. The tender offer expired in January 2014.

In November 2013, the Company issued a notice of redemption to the bondholders for its $125 million, 7.375% Series U General and Refunding Mortgage Securities. In December 2013, the Company redeemed the aggregate principal amount outstanding of $125 million at 100.7% of the principal amount plus accrued interest with the use of cash on hand.

In July 2013, the Company issued a notice of redemption to the bondholders for its $100 million Clark County Industrial Development Refunding Revenue Bonds, Series 2000A. In August 2013, the Company redeemed the aggregate principal amount outstanding of $98 million at 100% of the principal amount plus accrued interest with the use of cash on hand.

In April 2012, the Company used $120 million from its revolving credit facility along with $10 million of cash on hand to pay for the maturity of its 6.5% General and Refunding Mortgage Notes, Series I, in an aggregate principal amount of $130 million.

Annual Payment on Long-Term Debt

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2014 and thereafter, excluding unamortized premiums and discounts, are as follows (in millions):

2014	$22
2015	261
2016	222
2017	14
2018	839
2019 and thereafter	2,229
Total	$3,587

Utility plant of $3.7 billion is subject to the liens of the Company's indentures under which its respective General and Refunding Mortgage Securities are issued.

Capital and Financial Lease Commitments

•
In 1984, the Company entered into a 30-year capital lease for the Pearson Building with five, five-year renewal options beginning in year 2015. In February 2010, the Company amended this capital lease agreement to include the lease of the adjoining parking lot and to exercise, three of the five-year renewal options beginning in year 2015. There remain two additional renewal options which could extend the lease an additional ten years. Capital assets of $39 million were included in property, plant and equipment, net as of December 31, 2013.

•
In 2007, the Company entered into a 20-year lease, with three 10-year renewal options, to occupy land and building for its Beltway Complex operations center in southern Nevada. The Company accounts for the building portion of the lease as a capital lease and the land portion of the lease as an operating lease. The Company transferred operations to the facilities in June 2009. Capital assets of $10 million were included in property, plant and equipment, net as of December 31, 2013.

•
The Company has long-term energy purchase contracts which qualify as capital leases. The leases were entered into between the years 1989 and 1990 and firm operation occurred through 1993. The terms of the leases are for 30 years and expire between the years 2022-2023. Capital assets of $71 million were included in property, plant and equipment, net as of December 31, 2013.

•
The Company has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms average seven years under the master lease agreement.

•
The ON Line transmission line was placed in-service on December 31, 2013. The Company and Sierra Pacific have entered into a transmission use agreement with Great Basin Transmission South, LLC's 75% interest in ON Line. The Company and Sierra Pacific own the remaining 25% interest. Refer to Note 5 for additional information. The Company's and Sierra Pacific's share of the long-term transmission use agreement and ownership interest is split at 95% and 5%, respectively. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014.

Future cash payments for capital and financial leases as of December 31, 2013, were as follows (in millions):

2014	$74
2015	74
2016	73
2017	74
2018	73
2019 and thereafter	1,049
Total minimum lease payments	1,417
Less:
Executory costs	(166)
Amounts representing interest	(745)
Present value of net minimum lease payments	$506

(10)	Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, investments held in Rabbi trusts, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities, principally related to derivative contracts, that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3 - Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

As of December 31, 2013, the Company has derivative contracts stated at estimated fair value of $9 million, included in customer deposits and other, and $38 million, included in other long-term liabilities. The Company's commodity derivatives are not designated as hedging contracts as they are included in regulated rates, and as such, a regulatory asset of $47 million was recorded related to the commodity derivative contracts.

Forward contracts are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of December 31, 2013, had an immaterial impact to the fair value of its derivative instruments. As such, the Company considers its derivative contracts to be valued using Level 3 inputs.

The Company's long-term debt is carried at cost on the Consolidated Balance Sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt as of December 31 (in millions):

	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,071	$3,596	$3,294	$4,074

(11)    Other, Net

Other, net as shown on the Consolidated Statements of Operations for the years ended December 31 consists of the following (in millions):

	2013	2012	2011

Interest and dividend income	$5	$4	$3
Donations	—	(2)	(5)
Interest expense on regulatory items	(2)	(7)	1
Other	2	2	(25)
Total other, net	$5	$(3)	$(26)

(12)	Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2013	2012	2011

Current – Federal	$(1)	$(12)	$(1)
Deferred – Federal	96	151	73
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$94	$138	$71

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2013	2012	2011

Federal statutory income tax rate	35%	35%	35%
Non-deductible MEHC Merger related expenses	3	—	—
Effects of ratemaking	1	1	1
Other	—	(1)	(1)
Effective income tax rate	39%	35%	35%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2013	2012
Deferred income tax assets:
Federal net operating loss and credit carryforwards	$265	$264
Capital and financial leases	177	15
Employee benefits	11	35
Regulatory liabilities	4	5
Other	85	51
Total deferred income tax assets	542	370
Valuation allowance	(2)	(1)
Total deferred income tax assets, net	540	369

Deferred income tax liabilities:
Property-related items	(1,145)	(1,071)
Regulatory assets	(314)	(284)
Capital and financial leases	(189)	(14)
Other	(38)	(53)
Total deferred income tax liabilities	(1,686)	(1,422)
Net deferred income tax liability	$(1,146)	$(1,053)

Reflected as:
Deferred income taxes - current	$152	$49
Deferred income taxes - long-term	(1,298)	(1,102)
Net deferred income tax liability	$(1,146)	$(1,053)

The following table provides the Company's federal net operating loss and tax credit carryforwards and expiration dates as of December 31, 2013 (in millions):

Net operating loss carryforwards	$726
Deferred income taxes on federal net operating loss carryforwards	$254
Expiration dates	2029-2033

Other tax credits	$11
Expiration dates	2014-2033

The United States federal jurisdiction is the only significant income tax jurisdiction for NV Energy. In July 2012, the United States Internal Revenue Service and the Joint Committee on Taxation concluded their examination of NV Energy with respect to its United States federal income tax returns for December 31, 2005 through December 31, 2008.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$4	$24
Additions for tax positions of prior years	—	1
Reductions for tax positions of prior years	(1)	(21)
Ending balance	$3	$4

As of December 31, 2013 and 2012, the Company had unrecognized tax benefits totaling $2 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective income tax rate.

(13)	Related Party Transactions

Kern River Gas Transmission Company, an indirect subsidiary of MEHC, provided natural gas transportation and other services to the Company of $68 million, $66 million and $50 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company's Consolidated Balance Sheets included amounts due to Kern River Gas Transmission Company of $5 million.

As of December 31, 2013, included in accounts receivable on the Consolidated Balance Sheets was $2 million in amounts due from MEHC for merger related reimbursements.

The Company provided electricity and other services to PacifiCorp, an indirect subsidiary of MEHC, of $3 million, $7 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Receivables associated with these services were $- million and $1 million as of December 31, 2013 and 2012, respectively. PacifiCorp provided electricity and the sale of renewable energy credits to the Company of $2 million, $62 million and $54 million for the years ended December 31, 2013, 2012 and 2011, respectively. Payables associated with these transactions were $- million and $7 million as of December 31, 2013 and 2012, respectively.

The Company provided electricity to Sierra Pacific of $36 million, $20 million and $22 million for the years ended December 31, 2013, 2012 and 2011, respectively. Receivables associated with these transactions were $3 million and $4 million as of December 31, 2013 and 2012, respectively. The Company purchased electricity from Sierra Pacific of $1 million, $1 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company incurs intercompany administrative and shared facility costs between NV Energy and Sierra Pacific. These transactions are governed by an intercompany service agreement and are priced at cost. The Company provided services to NV Energy of $- million, $1 million, and $1 million for the years ending December 31, 2013, 2012 and 2011, respectively. NV Energy provided services to the Company $45 million, $27 million and $23 million for the years ending December 31, 2013, 2012 and 2011, respectively. The Company provided services to Sierra Pacific of $24 million, $20 million and $18 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sierra Pacific provided services to the Company of $22 million, $22 million and $22 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company's Consolidated Balance Sheets included amounts due to NV Energy of $60 million and $39 million. As of December 31, 2013, the Company's Consolidated Balance Sheets included receivables due from Sierra Pacific of $6 million and as of December 31, 2012 included accounts payable to Sierra Pacific of $3 million.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of the Company and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(14)    Retirement Plan and Postretirement Benefits

The Company is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non-Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of the Company. The Company did not make any contributions to the Qualified Pension Plan, Non-Qualified Pension Plans or Other Postretirement Plans for the years ended December 31, 2013 and 2012. The Company contributed $15 million to the Qualified Pension Plan and did not make any contributions to the Non-Qualified Pension Plans or Other Postretirement Plans for the year ended December 31, 2011. Amounts attributable to the Company were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in AOCI.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31(in millions):

	2013	2012
Qualified Pension Plan:
Other assets	$13	$—
Other long-term liabilities	—	(21)

Non-Qualified Pension Plans:
Customer deposits and other	(4)	—
Other long-term liabilities	(8)	(13)

Other Postretirement Plans -
Other long-term liabilities	(7)	(15)

(15)    Asset Retirement Obligations

The Company estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including plan revisions, inflation and changes in the amount and timing of the expected work.

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $273 million and $252 million as of December 31, 2013 and 2012, respectively.

The following table presents the Company's ARO liabilities by asset type as of December 31 (in millions):

	2013	2012

Evaporative ponds and dry ash landfills	$84	$46
Asbestos	4	3
Other	12	11
Total asset retirement obligations	$100	$60

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31 (in millions):

	2013	2012

Beginning balance	$60	$61
Accretion	3	3
Change in estimated costs	37	(4)
Ending balance	$100	$60

In 2008, the Company signed an administrative order of consent as owner and operator of Reid Gardner Generating Station units 1, 2 and 3 and as co-owner and operating agent of unit 4. Based on the administrative order of consent, the Company recorded estimated AROs and capital remediation costs. However, actual costs of work under the administrative order of consent may vary significantly once the scope of work is defined and additional site characterization has been completed. In connection with the termination of the co-ownership arrangement, effective October 22, 2013, between the Company and California Department of Water Resources ("CDWR") for the Reid Gardner Generating Station unit 4, the Company and CDWR entered into a cost-sharing agreement that sets forth how the parties will jointly share in costs associated with all investigation, characterization and, if necessary, remedial activities as required under the administrative order of consent. The 2013 change in estimated costs was primarily related to refinement of expected remediation costs at the Reid Gardner Generating Station.

Certain of the Company's decommissioning and reclamation obligations relate to jointly-owned facilities, and as such, the Company is committed to pay a proportionate share of the decommissioning or reclamation costs. In the event of a default by any of the other joint participants, the respective subsidiary may be obligated to absorb, directly or by paying additional sums to the entity, a proportionate share of the defaulting party's liability. The Company's estimated share of the decommissioning and reclamation obligations are primarily recorded as ARO liabilities in other long-term liabilities on the Consolidated Balance Sheets.

(16)	Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2013 are as follows (in millions):

						2019 and
	2014	2015	2016	2017	2018	Thereafter	Total

Purchased power	$397	$400	$401	$401	$347	$3,461	$5,407
Purchased power - not commercially operable	64	72	91	105	106	2,432	2,870
Coal and natural gas	395	169	48	44	46	47	749
Transportation	70	81	69	66	51	583	920
Long-term service agreements	15	15	15	13	10	28	96
Operating leases	7	6	5	4	4	92	118
Total commitments	$948	$743	$629	$633	$564	$6,643	$10,160

Purchased Power

The Company has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2014 to 2038. While the Company is not required to make payment if power is not delivered under these contracts, estimated future payments are included in the tables above. Purchased power includes contracts which meet the definition of a lease. The Company's rent expense for purchase power contracts which met the lease criteria for 2013, 2012 and 2011 were $400 million, $353 million and $296 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Purchased Power - Not Commercially Operable

The Company has several contracts for long-term purchase of electric energy in which the facility remains under development. Amounts represent the estimated payments under renewable energy power purchase contracts, which have been approved by the PUCN and are contingent upon the developers obtaining commercial operation and their ability to deliver power.

Coal and Natural Gas

The Company has several long-term contracts for the purchase of coal and natural gas. The expiration of these contracts range from 2014 to 2019.

Transportation

The Company has several long-term contracts for the transport of coal and natural gas. The expiration of these transportation contracts range from 2014 to 2031.

Long-Term Service Agreements

The Company has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The expiration of these service agreements range from 2018 to 2023. The Company entered into long- term service agreements for maintenance on generation units in March 2014 expiring in 2026 and 2028. Payments under the agreements are $7 million, $8 million, $7 million, $7 million, $5 million and $38 million for the years ended December 31, 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Operating Leases

The Company has various non-cancelable operating leases primarily for building, land and equipment. Contract expiration dates range from 2014 to 2103. Rent expense on non-cancelable operating leases totaled $9 million for 2013, $10 million for 2012 and $11 million for 2011.

Environmental Laws and Regulations

The Company is subject to federal, state and local laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

In June 2013, the Nevada State Legislature passed Senate Bill No. 123, which included, in significant part:

•	Accelerating the plan to retire 800 MWs of coal plants, starting as soon as December 31, 2014;

•	Replacement of such coal plants by issuing requests for proposals for the procurement of 300 MWs from renewable facilities;

•	Construction or acquisition and ownership of 50 MWs of electric generating capacity from renewable facilities;

•	Construction or acquisition and ownership of 550 MWs of additional electric generating capacity; and

•	Assuring regulatory procedures that protect reliability and supply and address financial impacts on customer and utility.

In February 2014, the PUCN issued a final order approving draft regulations, subject to review by a Nevada Legislative commission and which must be filed with the Secretary of State before the regulations become effective. The new regulations require the Company to file its initial emissions reduction and capacity replacement plan on or before May 1, 2014.

Reid Gardner Generation Station

In October 2011, the Company received a request for information from the Environmental Protection Agency Region 9 under Section 114 of the Clean Air Act requesting current and historical operations and capital project information for the Company's Reid Gardner Generating Station located near Moapa, Nevada. The Environmental Protection Agency's Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the Environmental Protection Agency relating to the plant. The Company completed its responses to the Environmental Protection Agency during the first quarter of 2012 and will continue to monitor developments relating to this Section 114 request. At this time, the Company cannot predict the impact, if any, associated with this information request.

Legal Matters

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results. The Company is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts and are described below.

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC ("NLI") purchased from the United States through the Bureau of Land Management 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land is traversed by a 500 kilovolt transmission line owned by the Company and sited pursuant to a pre-existing right-of-way grant from the Bureau of Land Management. Subsequent to NLI's purchase, a dispute arose as to whether the Company owed rent and, if it did, the amount owed to NLI under the right-of-way grant. NLI eventually "terminated" the right-of-way grant and brought claims against the Company for breach of contract, inverse condemnation and trespass. The Company counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth Judicial District Court, Clark County, Nevada ("Eighth District Court"). In September 2013, the Eighth District Court awarded NLI $1 million for unpaid rent and $5 million for inverse condemnation, plus interest and attorneys' fees, bringing the total judgment to $12 million, which the Company recognized as of December 31, 2013. The Eighth District Court also found the Company was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor. The Company has appealed to the Nevada Supreme Court. Management cannot assess or predict the outcome of the case at this time.

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and CWDR, alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. CDWR was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. The Company answered the complaint and intends to vigorously defend the suit. Given the stage of the proceeding, management cannot predict the impact to the Company, or estimate the range of loss.

(17)    Supplemental Cash Flow Disclosures

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2013	2012	2011

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$209	$208	$219

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$25	$150	$176
ON Line transmission use financial lease obligation	$419	$—	$—

(18)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Operating revenue	$372	$537	$786	$397
Operating income	58	141	305	(69)
Net income	5	59	164	(83)

	Three-Month Periods Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Operating revenue	$396	$553	$802	$394
Operating income	53	147	346	56
Net income	(1)	62	195	2

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (1992)", the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Nevada Power Company
March 31, 2014

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) for Form 10-K.

Item 11.        Executive Compensation

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) for Form 10-K.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) for Form 10-K.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 is omitted pursuant to General Instruction I(2)(c) for Form 10-K.

Item 14.        Principal Accountant Fees and Services

The following table shows the Company's fees paid or accrued for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	2013	2012

Audit fees(1)	$1.0	$1.0
Audit-related fees(2)	—	—
Tax fees(3)	—	—
Total	$1.0	$1.0

(1)
Audit fees include fees for the audit of the Company's consolidated financial statements and interim reviews of the Company's quarterly financial statements, audit services provided in connection with required statutory audits, comfort letters, consents and other services related to SEC matters.

(2)
Audit-related fees primarily include fees for assurance and related services for any other statutory or regulatory requirements, audits of employee benefit plans and consultations on various accounting and reporting matters.

(3)
Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding federal and state tax compliance, tax return preparation and tax audits.

The audit committee of MEHC has considered whether the non-audit services provided to the Company by the Deloitte Entities impaired the independence of the Deloitte Entities and concluded that they did not. All of the services performed by the Deloitte Entities were pre-approved in a manner consistent with the pre-approval policy adopted by the audit committee of MEHC. The policy provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the Deloitte Entities to the Company. The policy (a) identifies the guiding principles that must be considered by the audit committee of MEHC in approving services to ensure that the Deloitte Entities' independence is not impaired; (b) describes the audit, audit-related and tax services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, requests to provide services that require specific approval by the audit committee of MEHC will be submitted to the audit committee of MEHC by both the Company's independent auditor and MEHC's Chief Financial Officer. All requests for services to be provided by the independent auditor that do not require specific approval by the audit committee of MEHC will be submitted to MEHC's Chief Financial Officer and must include a detailed description of the services to be rendered. MEHC's Chief Financial Officer will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee of MEHC. The audit committee of MEHC will be informed on a timely basis of any such services rendered by the independent auditor.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)		Financial Statements and Schedule

	(i)	Financial Statements:

		Consolidated Financial Statements are included in Item 8	38

	(ii)	Financial Statement Schedules:

		See Schedule II.	68

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

(b)		Exhibits

		The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	70

(c)		Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

		Not applicable.

Schedule II
NEVADA POWER COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Charged		Balance
Column A	Beginning	to	Column D	at End
Description	of Year	Income	Deductions	of Year

Reserve for uncollectible accounts receivable:
Year ended 2013	$8	$15	$(15)	$8
Year ended 2012	7	15	(14)	8
Year ended 2011	26	14	(33)	7

The notes to the consolidated financial statements are an integral part of this financial statement schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March 2014.

NEVADA POWER COMPANY

/s/ Paul J. Caudill
Paul J. Caudill
President and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul J. Caudill	President and Director	March 31, 2014
Paul J. Caudill	(principal executive officer)

/s/ E. Kevin Bethel	Senior Vice President, Chief Financial	March 31, 2014
E. Kevin Bethel	Officer and Director
(principal financial and accounting officer)

/s/ Douglas A. Cannon	Senior Vice President, Corporate Secretary,	March 31, 2014
Douglas A. Cannon	General Counsel and Director

/s/ Patrick S. Egan	Senior Vice President, Customer Services	March 31, 2014
Patrick S. Egan	and Director

/s/ Kevin C. Geraghty	Director	March 31, 2014
Kevin C. Geraghty

/s/ Francis P. Gonzales	Director	March 31, 2014
Francis P. Gonzales

/s/ John C. Owens	Director	March 31, 2014
John C. Owens

/s/ Tony F. Sanchez, III	Senior Vice President, Government and	March 31, 2014
Tony F. Sanchez, III	Community Strategy and Director

EXHIBIT INDEX

Exhibits Filed Herewith

Exhibit No.	Description

12.1	Computation of Ratios of Earnings to Fixed Charges.

14.1	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Other Covered Officers.

23.1	Consent of Deloitte & Touche LLP.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Nevada Power Company's Annual Report on Form 10-K for the year ended December 31, 2013 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

Exhibits Incorporated by Reference

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Nevada Power Company, dated July 28, 1999 (filed as Exhibit 3(B) to Form 10-K for year ended December 31, 1999).

3.2	Amended and Restated By-Laws of Nevada Power Company dated July 28, 1999 (filed as Exhibit 3(C) to Form 10-K for year ended December 31, 1999).

4.1
General and Refunding Mortgage Indenture, dated May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (filed as Exhibit 4.1(a) to Form 10-Q for the quarter ended June 30, 2001).

4.2
Agreement of Resignation, Appointment and Acceptance dated November 6, 2009 by and among Nevada Power Company d/b/a NV Energy, The Bank of New York Mellon and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.2 to Form 10-K for the year ended December 31, 2009).

4.3
Officer's Certificate establishing the terms of Nevada Power Company's 5 7/8% General and Refunding Mortgage Notes, Series L, due 2015 (filed as Exhibit 4(A) to Form 10-K filed for year ended December 31, 2005).

4.4	Form of Nevada Power Company's 5 7/8% General and Refunding Mortgage Notes, Series L, due 2015 (filed as Exhibit 4(B) to Form 10-K filed for year ended December 31, 2005).

4.5
Officer's Certificate establishing the terms of Nevada Power Company's 5.95% General and Refunding Mortgage Notes, Series M, due 2016 (filed as Exhibit 4(A) to Form 10-K for the year ended December 31, 2005).

4.6	Form of Nevada Power Company's 5.95% General and Refunding Mortgage Notes, Series M, due 2016 (filed as Exhibit 4(B) to Form 10-K for the year ended December 31, 2005).

4.7
Officer's Certificate establishing the terms of Nevada Power Company's 6.650% General and Refunding Mortgage Notes, Series N, due 2036 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006).

4.8	Form of Nevada Power Company's 6.650% General and Refunding Mortgage Notes, Series N, due 2036 (filed as Appendix A to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006).

4.9	Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series O, due 2018 (filed as Exhibit 4.7 to Form S-4 filed June 7, 2006).

Exhibit No.	Description
4.10	Form of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series O, due 2018 (filed as Appendix A to Exhibit 4.7 to Form S-4 filed June 7, 2006).

4.11	Officer's Certificate establishing the terms of Nevada Power Company's 6.750% General and Refunding Mortgage Notes, Series R, due 2037 (filed as Exhibit 4.1 to Form 8-K dated June 27, 2007).

4.12	Form of Nevada Power Company's 6.750% General and Refunding Mortgage Notes, Series R, due 2037 (filed as Appendix A to Exhibit 4.1 to Form 8-K dated June 27, 2007).

4.13	Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series S, due 2018 (filed as Exhibit 4.1 to Form 8-K dated July 28, 2008).

4.14	Form of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series S, due 2018 (filed as Appendix A to Exhibit 4.1 to Form 8-K dated July 28, 2008).

4.15
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 7.125% General and Refunding Mortgage Notes, Series V, due 2019 (filed as Exhibit 4.1 to Form 8-K dated February 25, 2009).

4.16	Form of Nevada Power Company d/b/a NV Energy's 7.125% General and Refunding Mortgage Notes, Series V, due 2019 (filed as Appendix A to Exhibit 4.1 to Form 8-K dated February 25, 2009).

4.17
Officers' Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.375% General and Refunding Mortgage Notes, Series X, due 2040 (filed as Exhibit 4.1 to Form 8-K dated September 10, 2010).

4.18	Form of Nevada Power Company d/b/a NV Energy's 5.375% General and Refunding Mortgage Notes, Series X, due 2040 (filed as Appendix A to Exhibit 4.1 to Form 8-K dated September 10, 2010).

4.19
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.45% General and Refunding Mortgage Notes, Series Y, due 2041 (filed as Exhibit 4.1 to Form 8-K dated May 9, 2011).

4.20	Form of Nevada Power Company d/b/a NV Energy's General and Refunding Mortgage Notes, Series Y, due 2041 (filed as Appendix A to Exhibit 4.1 to Form 8-K dated May 9, 2011).

10.1
Transmission Use and Capacity Exchange Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).

10.2
Financing Agreement between Clark County, Nevada and Nevada Power Company, dated August 1, 2006 (relating to Clark County, Nevada $39,500,000 Pollution Control Refund Revenue Bonds Series 2006) (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006).

10.3
Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company, dated August 1, 2006 (relating to Coconino County, Arizona $13,000,000 Pollution Control Corporation Refunding Revenue Bonds Series 2006B) (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006).

10.4
Financing Agreement between Coconino County, Arizona Pollution Control Corporation and Nevada Power Company, dated August 1, 2006 (relating to Coconino County, Arizona $40,000,000 Pollution Control Corporation Refunding Revenue Bonds Series 2006A) (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006).

10.5
Credit Agreement dated March 23, 2012 between Nevada Power Company d/b/a NV Energy and Wells Fargo Bank, N.A., as administrative agent for the lenders (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 30, 2012).