Form 10-Q
period 2014-03-31
NEVADA POWER CO
filed 2014-05-02
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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
Common Stock, $1.00 stated value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company, formerly known as MidAmerican Energy Holdings Company. As of April 30, 2014, 1,000 shares of common stock, $1.00 stated value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Nevada Power Company and Related Entities

Company	Nevada Power Company and its subsidiaries
Berkshire Hathaway Energy	Berkshire Hathaway Energy Company (formerly MidAmerican Energy Holdings Company)
NV Energy	NV Energy, Inc.
Sierra Pacific	Sierra Pacific Power Company, an electric and natural gas utility wholly owned by NV Energy
Higgins Generating Station	530-megawatt generating facility in Nevada
Lenzie Generating Station	1,102-megawatt generating facility in Nevada
Navajo Generating Station	2,250-megawatt generating facility in Arizona
ON Line	500-kilovolt transmission line connecting the Company and Sierra Pacific
Reid Gardner Generating Station	557-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

•
other business or investment considerations that may be disclosed from time to time in the Company's filings with the United States Securities and Exchange Commission or in other publicly disseminated written documents.

Further details of the potential risks and uncertainties affecting the Company are described in the Company's filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of March 31, 2014, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nevada Power Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 2, 2014

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$99	$126
Accounts receivable, net	231	227
Inventories	70	73
Regulatory assets	64	81
Deferred income taxes	135	152
Other current assets	50	39
Total current assets	649	698

Property, plant and equipment, net	6,984	6,992
Regulatory assets	1,033	1,057
Other assets	88	88

Total assets	$8,754	$8,835

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$202	$240
Accrued interest	42	61
Accrued property, income and other taxes	25	29
Accrued employee expenses	9	6
Regulatory liabilities	68	74
Current portion of long-term debt	260	22
Customer deposits and other	80	74
Total current liabilities	686	506

Long-term debt	3,307	3,555
Regulatory liabilities	317	312
Deferred income taxes	1,285	1,298
Other long-term liabilities	262	274
Total liabilities	5,857	5,945

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	592	586
Accumulated other comprehensive loss, net	(3)	(4)
Total shareholder's equity	2,897	2,890

Total liabilities and shareholder's equity	$8,754	$8,835

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Operating revenue	$417	$370

Operating costs and expenses:
Cost of fuel, energy and capacity	203	142
Operating and maintenance expense	82	99
Depreciation and amortization	66	65
Property and other taxes	11	10
Total operating costs and expenses	362	316

Operating income	55	54

Other income (expense):
Interest expense, net of allowance for debt funds	(51)	(53)
Allowance for equity funds	—	2
Other, net	6	5
Total other income (expense)	(45)	(46)

Income before income tax expense	10	8
Income tax expense	4	3
Net income	$6	$5

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance at December 31, 2012	1,000	$—	$2,308	$619	$(5)	$2,922
Net income	—	—	—	5	—	5
Dividends declared	—	—	—	(50)	—	(50)
Balance at March 31, 2013	1,000	$—	$2,308	$574	$(5)	$2,877

Balance at December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	6	—	6
Other	—	—	—	—	1	1
Balance at March 31, 2014	1,000	$—	$2,308	$592	$(3)	$2,897

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$6	$5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	66	65
Deferred income taxes and amortization of investment tax credits	4	3
Allowance for equity funds	—	(2)
Amortization of deferred energy	13	(27)
Deferred energy	(2)	(17)
Amortization of other regulatory assets	12	22
Other, net	5	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(32)	40
Inventories	3	(3)
Accounts payable and other liabilities	(42)	(50)
Net cash flows from operating activities	33	37

Cash flows from investing activities:
Capital expenditures	(58)	(59)
Contributions in aid of construction and customer advances	9	6
Net cash flows from investing activities	(49)	(53)

Cash flows from financing activities:
Repayments of long-term debt	(11)	(3)
Dividends paid	—	(50)
Net cash flows from financing activities	(11)	(53)

Net change in cash and cash equivalents	(27)	(69)
Cash and cash equivalents at beginning of period	126	201
Cash and cash equivalents at end of period	$99	$132

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. The Company is a United States utility company serving electric retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("Berkshire Hathaway Energy"), formerly known as MidAmerican Energy Holdings Company. Berkshire Hathaway Energy is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. Berkshire Hathaway Energy is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the Consolidated Financial Statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013. Certain amounts in the prior period Consolidated Statement of Operations have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2014.

(2)    New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04, which amends FASB Accounting Standards Codification Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 31,	December 31,
	2014	2013
Utility plant in-service:
Generation	$3,821	$3,789
Distribution	2,960	2,936
Transmission	1,751	1,743
General and intangible plant	659	645
Utility plant in-service	9,191	9,113
Accumulated depreciation and amortization	(2,286)	(2,217)
Utility plant in-service, net	6,905	6,896
Other non-regulated, net of accumulated depreciation and amortization	4	3
	6,909	6,899
Construction work-in-progress	75	93
Property, plant and equipment, net	$6,984	$6,992

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The PUCN's final order approving the merger between Berkshire Hathaway Energy and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. As a result, the Company has deferred revenue recognition for energy efficiency implementation rates collected and has recorded a liability of $3 million on the Consolidated Balance Sheets as of March 31, 2014. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. The Company proposed to suspend collection of the energy efficiency implementation rate on October 1, 2014, and defer implementation of a new energy efficiency implementation rate until January 1, 2015.

2013 FERC Transmission Rate Case

In May 2013, the Company, along with Sierra Pacific, filed an application with the FERC to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. On August 5, 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in FERC's order. As of March 31, 2014, the Company accrued $3 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. At this time management is unable to determine the final revenue impact of the case.

(5)    Employee Benefit Plans

The Company is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non-Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of the Company. Amounts attributable to the Company were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive income.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$11	$13

Non-Qualified Pension Plans:
Customer deposits and other	(4)	(4)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other long-term liabilities	(7)	(7)

(6)    Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices and interest rates. The Company is principally exposed to electricity, natural gas, coal, and other commodity price risk as it has an obligation to serve retail customer load in its service territory. The Company's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The actual cost of fuel and purchased power are recoverable through the deferred energy mechanism. Interest rate risk exists on variable-rate debt and future debt issuances. The Company does not engage in proprietary trading activities.

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 7 for additional information on derivative contracts.

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Customer	Other
	Deposits and	Long-term
	Other	Liabilities	Total
As of March 31, 2014
Commodity liabilities(1)	$(8)	$(27)	$(35)

As of December 31, 2013
Commodity liabilities(1)	$(9)	$(38)	$(47)

(1)
The Company's commodity derivatives not designated as hedging contracts are included in regulated rates, and as of March 31, 2014 and December 31, 2013, a regulatory asset of $35 million and $47 million, respectively, was recorded related to the derivative liability of $35 million and $47 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	4	4
Natural gas purchases	Decatherms	129	118

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $4 million. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(7)	Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, investments held in Rabbi trusts, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The Company's commodity derivative contracts are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of March 31, 2014 and December 31, 2013, had an immaterial impact to the fair value of its derivative instruments. As such, the Company considers its commodity derivative contracts to be valued using Level 3 inputs.

The following table reconciles the beginning and ending balances of the Company's commodity liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the three-month period ended March 31 (in millions):

2014
Beginning balance	$(47)
Changes in fair value recognized in regulatory assets	12
Ending balance	$(35)

The Company's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt (in millions):

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,067	$3,661	$3,071	$3,596

(8)	Commitments and Contingencies

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

In February 2014, the PUCN issued a final order approving draft regulations, subject to review by a Nevada Legislative commission and which must be filed with the Secretary of State, and the regulations became effective March 2014. In May 2014, the Company filed its Emission Reduction Capacity Replacement Plan proposing, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by Senate Bill No. 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval.

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

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC ("NLI") purchased from the United States through the Bureau of Land Management 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land is traversed by a 500 kilovolt transmission line owned by the Company and sited pursuant to a pre-existing right-of-way grant from the Bureau of Land Management. Subsequent to NLI's purchase, a dispute arose as to whether the Company owed rent and, if it did, the amount owed to NLI under the right-of-way grant. NLI eventually "terminated" the right-of-way grant and brought claims against the Company for breach of contract, inverse condemnation and trespass. The Company counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth Judicial District Court, Clark County, Nevada ("Eighth District Court"). In September 2013, the Eighth District Court awarded NLI $1 million for unpaid rent and $5 million for inverse condemnation, plus interest and attorneys' fees, bringing the total judgment to $12 million. The Eighth District Court also found the Company was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor. The Company has appealed to the Nevada Supreme Court. Management cannot assess or predict the outcome of the case at this time.

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and California Department of Water Resources, alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. CDWR was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. The Company answered the complaint and intends to vigorously defend the suit. Given the stage of the proceeding, management cannot predict the impact to the Company, or estimate the range of loss.

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q. The Company's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2014 and 2013

Net income for 2014 was $6 million, an increase of $1 million, or 20%, as compared to 2013.
Operating revenue and cost of fuel, energy and capacity are key drivers of the Company's results of operations as they encompass retail and wholesale electricity revenue and the direct costs associated with providing electricity to customers. The Company believes that a discussion of gross margin, representing operating revenue less cost of fuel, energy and capacity, is therefore meaningful. A comparison of the Company's key operating results is as follows:

	First Quarter
	2014	2013	Change
Gross margin (in millions):
Operating revenue	$417	$370	$47	13%
Cost of fuel, energy and capacity	203	142	61	43
Gross margin	$214	$228	$(14)	(6)

Sales (GWh):
Residential	1,465	1,611	(146)	(9)%
Commercial	933	916	17	2
Industrial	1,629	1,635	(6)	—
Other	53	48	5	10
Total retail	4,080	4,210	(130)	(3)
Wholesale	5	14	(9)	(64)
Total sales	4,085	4,224	(139)	(3)

Average number of retail customers (in thousands)	868	851	17	2%

Average retail revenue per MWh	$99.89	$86.11	$13.78	16%

Heating degree days	668	1,050	(382)	(36)%
Cooling degree days	34	86	(52)	(60)

Sources of energy (GWh):
Coal	1,228	473	755	*
Natural gas	2,269	3,394	(1,125)	(33)
Total energy generated	3,497	3,867	(370)	(10)
Energy purchased	811	643	168	26
Total	4,308	4,510	(202)	(4)

*	Not meaningful

Gross margin decreased $14 million, or 6%, for 2014 compared to 2013 primarily due to:

•	a decrease in net residential usage of $12 million, primarily due to a decrease in heating degree days during the winter;

•	a decrease in energy efficiency program rate revenues of $5 million, which are offset in operating and maintenance expense; and

•	a decrease of $2 million in energy efficiency implementation revenues.
The decrease in gross margin was partially offset by:

•	an increase in transmission rate revenues of $3 million; and

•	an increase in customer growth of $2 million.

Operating and maintenance expense decreased $17 million, or 17%, for 2014 compared to 2013 primarily due to:

•	decreased energy efficiency program costs of $5 million, which are fully recovered in operating revenue;

•	stock compensation costs in 2013 of $5 million;

•	decreased major outages and planned maintenance expenses at the Higgins and Lenzie Generating Stations of $5 million; and

•	decreased costs associated with outside consulting services of $2 million.

Depreciation and amortization increased $1 million, or 2%, for 2014 compared to 2013 primarily due to higher plant-in-service.

Allowance for equity funds decreased $2 million for 2014 compared to 2013 primarily due to a decrease in construction activity, including ON Line being placed in service in December 2013.

Interest expense, net of allowance for debt funds decreased $2 million, or 4%, for 2014 compared to 2013 primarily due to the redemption of $125 million Series U 7.375% General and Refunding Mortgage Notes in December 2013.

Other, net increased $1 million for 2014 compared to 2013 primarily due to higher interest income on under collected deferred energy.

Income tax expense increased $1 million, or 33%, for 2014 compared to 2013 primarily due to higher income before income tax expense.

Liquidity and Capital Resources

As of March 31, 2014, the Company's total net liquidity was $599 million consisting of $99 million in cash and cash equivalents and $500 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2014 and 2013 were $33 million and $37 million, respectively. The change was primarily due to a one-time bill credit paid to retail customers associated with the merger between Berkshire Hathaway Energy and NV Energy, intercompany transactions related to ON Line, and increased rent payments related to the ON Line transmission use agreement, partially offset by reduced refunds to customers for previously over-collected deferred energy costs and an increase in energy rates.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2014 and 2013 were $(49) million and $(53) million, respectively. The change was primarily due to an increase in contributions in aid of construction and customer advances.

Financing Activities

Net cash flows for the three-month periods ended March 31, 2014 and 2013 were $(11) million and $(53) million, respectively. The change was primarily due to a decrease in dividends, partially offset by $5 million of debt tendered in 2014 as a result of the merger between Berkshire Hathaway Energy and NV Energy and higher payments for capital and financial lease obligations.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $423 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of March 31, 2014. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

Future Uses of Cash

The Company has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of its secured revolving credit facility, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which the Company has access to external financing depends on a variety of factors, including the Company's credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customers' rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items, such as pollution-control technologies, replacement generation and associated operating costs are generally incorporated into the Company's regulated retail rates. Expenditures for certain assets may ultimately include acquisitions of existing assets.

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $380 million for the year ended December 31, 2014 and are as follows (in millions):

2014

Generation development	$222
Distribution	75
Transmission system investment	30
Other	53
Total	$380

Contractual Obligations

As of March 31, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

In May 2014, the Company filed the Emissions Reduction Capacity Replacement Plan in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by SB 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval. The impacts of the Emissions Reduction Capacity Replacement Plan to the Company's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed.

In May 2014, the Company filed a general rate case with the PUCN requesting an annual increase of $21 million, or an average price increase of 1%. An order is expected by the end of 2014 and, if approved, the new rates would be effective January 1, 2015.

In April 2014, the Company filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2015. The PUCN's final order approving the merger between Berkshire Hathaway Energy and NV Energy stipulated that the Company would obtain PUCN authorization prior to participating in an energy imbalance market. The amendment reflects the Company's participation in the energy imbalance market that is being established by the California Independent System Operator. An order on the filing is expected in August 2014. The filing requests the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility; maximizes the reliability of supply over the remaining term of the plan; optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers; and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecasted environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in State Implementation Plans ("SIPs"), which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA.

Mercury and Air Toxics Standards

The Clean Air Mercury Rule ("CAMR"), issued by the EPA in March 2005, was the United States' first attempt to regulate mercury emissions from coal-fueled generating facilities through the use of a market-based cap-and-trade system. The CAMR, which mandated emissions reductions of approximately 70% by 2018, was overturned by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") in February 2008. In March 2011, the EPA proposed a new rule that would require coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards rather than a cap-and-trade system. The final rule, Mercury and Air Toxics Standards ("MATS"), was published in the Federal Register in February 2012, with an effective date of April 16, 2012, and requires that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources are required to comply with the new standards by April 16, 2015. Individual sources may be granted up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The Company believes that its emissions reduction projects completed to date or currently permitted or planned for installation, including scrubbers, baghouses and electrostatic precipitators, are consistent with the EPA's MATS and will support the Company's ability to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants. The Company will be required to take additional actions to reduce mercury emissions through the installation of controls or use of sorbent injection at certain of its coal-fueled generating facilities and otherwise comply with the final rule's standards, which may include retiring certain units.

Incremental costs to install and maintain emissions control equipment at the Company's coal-fueled generating facilities and any requirement to shut down what have traditionally been low cost coal-fueled generating facilities will likely increase the cost of providing service to customers. In addition, numerous lawsuits were filed against the MATS in the D.C. Circuit. In April 2014, the D.C. Circuit upheld the MATS requirements.

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. In July 2004, the EPA established significant new technology-based performance standards for existing electricity generating facilities that take in more than 50 million gallons of water per day. These rules were aimed at minimizing the adverse environmental impacts of cooling water intake structures by reducing the number of aquatic organisms lost as a result of water withdrawals. In response to a legal challenge to the rule, in January 2007, the United States Court of Appeals for the Second Circuit ("Second Circuit") remanded almost all aspects of the rule to the EPA, without addressing whether companies with cooling water intake structures were required to comply with these requirements. On appeal from the Second Circuit, in April 2009, the United States Supreme Court ruled that the EPA permissibly relied on a cost-benefit analysis in setting the national performance standards regarding "best technology available for minimizing adverse environmental impact" at cooling water intake structures and in providing for cost-benefit variances from those standards as part of the §316(b) Clean Water Act Phase II regulations. The United States Supreme Court remanded the case back to the Second Circuit to conduct further proceedings consistent with its opinion.

In June 2013, the EPA published proposed effluent limitation guidelines and standards for the steam electric power generating sector. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions have changed the effluent discharged from coal- and natural gas-fueled generating facilities. While the EPA expected the final rule to be published in May 2014, the final rule is now scheduled for release by September 30, 2015. It is likely that the new guidelines will impose more stringent limits on wastewater discharges from coal-fueled generating facilities and ash and scrubber ponds. However, until the revised guidelines are finalized, the Company cannot predict the impact on its generating facilities.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2014, the Company would have been required to post $56 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of March 31, 2014.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA POWER COMPANY
(Registrant)

Date: May 2, 2014	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.