Form 10-Q
period 2014-06-30
NEVADA POWER CO
filed 2014-08-01
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2014, 1,000 shares of common stock, $1.00 stated value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Nevada Power Company and Related Entities

Company	Nevada Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
NV Energy	NV Energy, Inc.
Sierra Pacific	Sierra Pacific Power Company, an electric and natural gas utility wholly owned by NV Energy
Higgins Generating Station	530-megawatt generating facility in Nevada
Lenzie Generating Station	1,102-megawatt generating facility in Nevada
Navajo Generating Station	2,250-megawatt generating facility in Arizona
ON Line	500-kilovolt transmission line connecting the Company and Sierra Pacific
Reid Gardner Generating Station	557-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

•
availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in the London Interbank Offered Rate, the base interest rate for the Company's credit facility;

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
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of June 30, 2014, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2014 and 2013, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 1, 2014

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$168	$126
Accounts receivable, net	376	227
Inventories	72	73
Regulatory assets	62	81
Deferred income taxes	128	152
Other current assets	38	39
Total current assets	844	698

Property, plant and equipment, net	6,966	6,992
Regulatory assets	1,008	1,057
Other assets	87	88

Total assets	$8,905	$8,835

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$228	$240
Accrued interest	60	61
Accrued property, income and other taxes	27	29
Accrued employee expenses	15	6
Regulatory liabilities	60	74
Current portion of long-term debt	259	22
Customer deposits and other	89	74
Total current liabilities	738	506

Long-term debt	3,316	3,555
Regulatory liabilities	322	312
Deferred income taxes	1,312	1,298
Other long-term liabilities	258	274
Total liabilities	5,946	5,945

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	654	586
Accumulated other comprehensive loss, net	(3)	(4)
Total shareholder's equity	2,959	2,890

Total liabilities and shareholder's equity	$8,905	$8,835

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Operating revenue	$595	$536	$1,012	$906

Operating costs and expenses:
Cost of fuel, energy and capacity	284	209	487	351
Operating and maintenance expense	87	104	169	203
Depreciation and amortization	69	65	135	130
Property and other taxes	10	10	21	20
Merger-related expenses	—	9	—	9
Total operating costs and expenses	450	397	812	713

Operating income	145	139	200	193

Other income (expense):
Interest expense, net of allowance for debt funds	(52)	(53)	(103)	(106)
Allowance for equity funds	—	2	—	4
Other, net	4	3	10	8
Total other income (expense)	(48)	(48)	(93)	(94)

Income before income tax expense	97	91	107	99
Income tax expense	35	32	39	35
Net income	$62	$59	$68	$64

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance at December 31, 2012	1,000	$—	$2,308	$619	$(4)	$2,923
Net income	—	—	—	64	—	64
Dividends declared	—	—	—	(80)	—	(80)
Balance at June 30, 2013	1,000	$—	$2,308	$603	$(4)	$2,907

Balance at December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	68	—	68
Other	—	—	—	—	1	1
Balance at June 30, 2014	1,000	$—	$2,308	$654	$(3)	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$68	$64
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	135	130
Allowance for equity funds	—	(4)
Deferred income taxes and amortization of investment tax credits	39	35
Amortization of other regulatory assets	66	(3)
Other, net	21	14
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(201)	(138)
Inventories	1	—
Accounts payable and other liabilities	19	32
Net cash flows from operating activities	148	130

Cash flows from investing activities:
Capital expenditures	(97)	(107)
Net cash flows from investing activities	(97)	(107)

Cash flows from financing activities:
Repayment of long-term debt	(9)	(2)
Dividends paid	—	(80)
Net cash flows from financing activities	(9)	(82)

Net change in cash and cash equivalents	42	(59)
Cash and cash equivalents at beginning of period	126	201
Cash and cash equivalents at end of period	$168	$142

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. The Company is a United States utility company serving electric retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013. Certain amounts in the prior periods Consolidated Statement of Operations have been reclassified to conform to the current period's presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2014.

(2)    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, which amends FASB ASC Topic 405, "Liabilities." The amendments in this guidance require an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus any additional amounts the reporting entity expects to pay on behalf of its co-obligor. Additionally, the guidance requires the entity to disclose the nature and amount of the obligation, as well as other information about those obligations. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014. The adoption of this guidance did not have a material impact on the Company's disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	June 30,	December 31,
	2014	2013
Utility plant in-service:
Generation	$3,823	$3,789
Distribution	2,982	2,936
Transmission	1,769	1,743
General and intangible plant	684	645
Utility plant in-service	9,258	9,113
Accumulated depreciation and amortization	(2,329)	(2,217)
Utility plant in-service, net	6,929	6,896
Other non-regulated, net of accumulated depreciation and amortization	4	3
	6,933	6,899
Construction work-in-progress	33	93
Property, plant and equipment, net	$6,966	$6,992

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $7 million on the Consolidated Balance Sheets as of June 30, 2014.

General Rate Case

In May 2014, the Company filed a general rate case with the PUCN. In July 2014, the Company made its certification filing, which requests incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. An order is expected by the end of 2014 and, if approved, the new rates would be effective January 1, 2015.

2013 FERC Transmission Rate Case

In May 2013, the Company, along with Sierra Pacific, filed an application with the FERC to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. On August 5, 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in FERC's order. As of June 30, 2014, the Company accrued $7 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. At this time management is unable to determine the final revenue impact of the case.

(5)    Recent Financing Transactions

Credit Facility

In June 2014, the Company amended its $500 million secured credit facility expiring in March 2017, reducing the amount available to $400 million and extending the maturity date to March 2018. The amended facility has a variable interest rate based on the London Interbank Offered Rate or a base rate, at the Company's option, plus a spread that varies based upon the Company's secured debt credit rating. The amended facility requires that the Company's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.68 to 1.0 as of the last day of each quarter.

(6)    Employee Benefit Plans

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$10	$13

Non-Qualified Pension Plans:
Customer deposits and other	(4)	(4)
Other long-term liabilities	(5)	(8)

Other Postretirement Plans:
Other long-term liabilities	(8)	(7)

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

There have been no significant changes in the Company's accounting policies related to derivatives. Refer to Note 8 for additional information on derivative contracts.

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Customer	Other
	Deposits and	Long-term
	Other	Liabilities	Total
As of June 30, 2014
Commodity liabilities(1)	$(9)	$(24)	$(33)

As of December 31, 2013
Commodity liabilities(1)	$(9)	$(38)	$(47)

(1)
The Company's commodity derivatives not designated as hedging contracts are included in regulated rates and as of June 30, 2014 and December 31, 2013, a regulatory asset of $33 million and $47 million, respectively, was recorded related to the derivative liability of $33 million and $47 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(4)	(4)
Natural gas purchases	Decatherms	108	118

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $4 million, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(8)	Fair Value Measurements

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

The Company's commodity derivative contracts are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of June 30, 2014 and December 31, 2013, had an immaterial impact to the fair value of its derivative instruments. As such, the Company considers its commodity derivative contracts to be valued using Level 3 inputs.

The following table reconciles the beginning and ending balances of the Company's commodity liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30, 2014	Ended June 30, 2014
Beginning balance	$(35)	$(47)
Changes in fair value recognized in regulatory assets	—	12
Purchases	—	(1)
Settlements	2	3
Ending balance	$(33)	$(33)

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

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,066	$3,699	$3,071	$3,596

(9)	Commitments and Contingencies

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

In February 2014, the PUCN issued a final order approving draft regulations, subject to review by a Nevada Legislative commission and which must be filed with the Secretary of State, and the regulations became effective March 2014. In May 2014, the Company filed its Emission Reduction Capacity Replacement Plan proposing, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by Senate Bill No. 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval. The PUCN has scheduled a hearing on the application beginning in September 2014 and an order is expected in the fourth quarter of 2014.

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

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC ("NLI") purchased from the United States through the Bureau of Land Management 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land is traversed by a 500 kilovolt transmission line owned by the Company and sited pursuant to a pre-existing right-of-way grant from the Bureau of Land Management. Subsequent to NLI's purchase, a dispute arose as to whether the Company owed rent and, if it did, the amount owed to NLI under the right-of-way grant. NLI eventually "terminated" the right-of-way grant and brought claims against the Company for breach of contract, inverse condemnation and trespass. The Company counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth Judicial District Court, Clark County, Nevada ("Eighth District Court"). In September 2013, the Eighth District Court awarded NLI $1 million for unpaid rent and $5 million for inverse condemnation, plus interest and attorneys' fees, bringing the total judgment to $12 million. The Eighth District Court also found the Company was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor. The Company has posted the required bond of $6 million and has subsequently appealed to the Nevada Supreme Court. Management cannot assess or predict the outcome of the case at this time.

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

Results of Operations for the Second Quarter and First Six Months of 2014 and 2013

Net income for second quarter of 2014 was $62 million, an increase of $3 million, or 5%, and for the first six months of 2014 was $68 million, an increase of $4 million, or 6%, as compared to 2013.
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

	Second Quarter				First Six Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$595	$536	$59	11%	$1,012	$906	$106	12%
Cost of fuel, energy and capacity	284	209	75	36	487	351	136	39
Gross margin	$311	$327	$(16)	(5)	$525	$555	$(30)	(5)

Sales (GWh):
Residential	2,296	2,354	(58)	(2)%	3,761	3,965	(204)	(5)%
Commercial	1,180	1,179	1	—	2,113	2,095	18	1
Industrial	2,013	2,042	(29)	(1)	3,642	3,677	(35)	(1)
Other	46	49	(3)	(6)	98	97	1	1
Total retail	5,535	5,624	(89)	(2)	9,614	9,834	(220)	(2)
Wholesale	1	5	(4)	(80)	6	18	(12)	(67)
Total sales	5,536	5,629	(93)	(2)	9,620	9,852	(232)	(2)

Average number of retail customers (in thousands)	873	859	14	2%	871	855	16	2%

Average retail revenue per MWh	$105.54	$93.79	$11.75	13%	$103.39	$90.74	$12.65	14%

Heating degree days	41	34	7	21%	709	1,084	(375)	(35)%
Cooling degree days	1,365	1,408	(43)	(3)	1,399	1,494	(95)	(6)

Sources of energy (GWh):
Coal	1,351	794	557	70%	2,577	1,267	1,310	103%
Natural gas	3,012	3,734	(722)	(19)	5,281	7,128	(1,847)	(26)
Total energy generated	4,363	4,528	(165)	(4)	7,858	8,395	(537)	(6)
Energy purchased	1,542	1,505	37	2	2,353	2,148	205	10
Total	5,905	6,033	(128)	(2)	10,211	10,543	(332)	(3)

Gross margin decreased $16 million, or 5%, for the second quarter of 2014 compared to 2013 due to:

•	$8 million in lower usage primarily due to a decrease in cooling degree days;

•	$7 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$4 million in lower volume driven demand charges to industrial customers due to lower cooling degree days; and

•	$3 million in lower energy efficiency implementation rate revenue.
The decrease in gross margin was partially offset by:

•	$4 million higher transmission rate revenue; and

•	$3 million due to customer growth.

Gross margin decreased $30 million, or 5%, for the first six months of 2014 compared to 2013 due to:

•	$20 million in lower usage primarily due to a decrease in cooling degree days during 2014;

•	$12 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$6 million in lower energy efficiency implementation rate revenue; and

•	$3 million in lower volume driven demand charges to industrial customers due to lower cooling degree days.
The decrease in gross margin was partially offset by:

•	$6 million in higher transmission rate revenue; and

•	$5 million due to customer growth.

Operating and maintenance expense decreased $17 million, or 16%, for the second quarter of 2014 compared to 2013 due to:

•	$7 million in lower energy efficiency program costs, which are fully recovered in operating revenue;

•	$3 million in decreased major outages and planned maintenance expense at the Higgins, Silverhawk and Harry Allen Generating Stations;

•	$3 million in lower compensation costs;

•	$3 million in lower investor relation, bad debt and insurance costs; and

•	$2 million in lower sales taxes related to a long-term service agreement settlement.
The decrease in operating and maintenance expense was partially offset by higher operating costs for Reid Gardner Unit 4 of $2 million previously shared with the former partner.

Operating and maintenance expense decreased $34 million, or 17%, for the first six months of 2014 compared to 2013 due to:

•	$12 million in lower energy efficiency program costs, which are fully recovered in operating revenue;

•	$9 million in decreased major outages and planned maintenance expense at the Higgins, Lenzie, Silverhawk and Harry Allen Generating Stations;

•	$8 million in lower compensation, employee benefits and stock compensation costs;

•	$6 million in lower investor relation, bad debt and insurance costs;

•	$2 million in lower costs associated with outside consulting services; and

•	$2 million in lower sales taxes related to a long-term service agreement settlement.
The decrease in operating and maintenance expense was partially offset by:

•	$3 million in higher operating costs for Reid Gardner Unit 4 previously shared with the former partner; and

•	$2 million in ON Line lease payments.

Depreciation and amortization increased $4 million, or 6%, for the second quarter and $5 million, or 4%, for the first six months of 2014 compared to 2013 primarily due to higher plant-in-service, including ON Line being placed in-service in December 2013.

Merger-related expense decreased $9 million for both the second quarter and for the first six months of 2014 compared to 2013 due to costs incurred related to the merger of BHE and NV Energy in 2013.

Interest expense, net of allowance for debt funds decreased $1 million, or 2%, for the second quarter and $3 million, or 3%, for the first six months of 2014 compared to 2013 as a result of using cash on hand to repay existing debt in July and December 2013 and lower amortization of debt expenses of $1 million for both the second quarter and the first six months of 2014 compared to 2013, partially offset by lower debt AFUDC of $2 million for the second quarter and $3 million for the first six months of 2014 compared to 2013 due to lower construction activity.

Allowance for equity funds decreased $2 million for the second quarter and $4 million for the first six months of 2014 compared to 2013 due to assets placed in-service, including ON Line being placed in-service in December 2013, and a decrease in construction activity.

Other, net increased $1 million, or 33%, for the second quarter and $2 million, or 25%, for the first six months of 2014 compared to 2013 due to $1 million in higher dividend and investment income in the second quarter of 2014 and $1 million in higher interest earned on regulatory items for the first six months of 2014.

Income tax expense increased $3 million, or 9%, for the second quarter and $4 million, or 11%, for the first six months of 2014 compared to 2013 and the effective tax rates were 36% for the second quarter and first six months of 2014 and 35% for the second quarter and first six months of 2013. The increase in income tax expense is primarily due to higher income before income tax expense.

Liquidity and Capital Resources

As of June 30, 2014, the Company's total net liquidity was $568 million consisting of $168 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2014 and 2013 were $148 million and $130 million, respectively. The change was primarily due to reduced refunds to customers for previously over-collected deferred energy costs, increased transmission sales and timing of short-term incentive payments, partially offset by a one-time bill credit paid to retail customers in 2014 associated with the merger between BHE and NV Energy, increased spending on renewable energy programs and increased rent payments related to the ON Line transmission use agreement.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2014 and 2013 were $(97) million and $(107) million, respectively. The change was primarily due to an increase in contributions in aid of construction and customer advances, partially offset by an increase in capital expenditures.

Financing Activities

Net cash flows for the six-month periods ended June 30, 2014 and 2013 were $(9) million and $(82) million, respectively. The change was primarily due to a decrease in dividends, partially offset by debt tendered in 2014 as a result of the merger between BHE and NV Energy and capital lease payments.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $423 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of June 30, 2014. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items, are approximately $383 million for the year ended December 31, 2014 and are as follows (in millions):

2014

Generation development	$208
Distribution	112
Transmission system investment	10
Other	53
Total	$383

Contractual Obligations

As of June 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $7 million on the Consolidated Balance Sheets as of June 30, 2014.

In May 2014, the Company filed the Emissions Reduction Capacity Replacement Plan in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generation capacity being retired, as required by SB 123. The Emissions Reduction and Capacity Replacement Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed Emissions Reduction and Capacity Replacement Plan, which are subject to PUCN approval. The impacts of the Emissions Reduction Capacity Replacement Plan to the Company's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed. The PUCN has scheduled a hearing on the application beginning in September 2014 and an order is expected in the fourth quarter of 2014.

In May 2014, the Company filed a general rate case with the PUCN. In July 2014, the Company made its certification filing, which requests incremental annual revenue relief in the amount of $38 million or an average price increase of 2%. An order is expected by the end of 2014 and, if approved, the new rates would be effective January 1, 2015.

NV Energy has announced plans to join the energy imbalance market ("EIM") in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In today's environment, utilities in the west outside the California Independent System Operator ("California ISO") rely upon a combination of automated and manual dispatch within the hour to balance generation and load to maintain reliable supply and have limited capability to transact within the hour outside their own borders. In contrast, the EIM will optimize and automate five-minute dispatch of generation to serve load across the state and the California ISO footprint. The EIM is voluntary and available to all balancing authorities in the Western United States. Benefits to customers are expected to increase as more entities join and the footprint grows bringing incremental generation and load diversity. In April 2014, the Company filed an application to amend its portfolio optimization procedures contained in the PUCN-approved energy supply plan for the remaining action period of 2015. The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company would obtain PUCN authorization prior to participating in an EIM. The amendment reflects the Company's participation in the EIM that is being established by the California ISO.

The filing requests the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company. A hearing on the application was held in July 2014, and an order is expected in August 2014. In April 2014 the California ISO filed the Implementation Agreement entered into by the Company and the California ISO. The Implementation Agreement provides the mechanism by which the Company will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

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

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and, (d) increased energy efficiency. Under the EPA's proposal, Nevada may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until October 16, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on the Company cannot be determined until the EPA finalizes the proposal and Nevada develops its implementation plan. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to October 20, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs, or increased requirements for compensatory mitigation.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2014, the Company would have been required to post $69 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for disclosure of the Company's derivative positions as of June 30, 2014.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NEVADA POWER COMPANY
(Registrant)

Date:	August 1, 2014	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$400,000,000 Amended and Restated Credit Agreement, dated as of June 27, 2014, among Nevada Power Company, as borrower, the Initial Lenders, Wells Fargo Bank, National Association, as administrative agent and swingline lender and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2014).

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

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.