Form 10-Q
period 2014-09-30
NEVADA POWER CO
filed 2014-11-07
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 31, 2014, 1,000 shares of common stock, $1.00 stated value, were outstanding.

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
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 7, 2014

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$420	$126
Accounts receivable, net	427	227
Inventories	74	73
Regulatory assets	65	81
Deferred income taxes	90	152
Other current assets	42	39
Total current assets	1,118	698

Property, plant and equipment, net	6,917	6,992
Regulatory assets	969	1,057
Other assets	84	88

Total assets	$9,088	$8,835

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$220	$240
Accrued interest	42	61
Accrued property, income and other taxes	40	29
Accrued employee expenses	15	6
Regulatory liabilities	42	74
Current portion of long-term debt	261	22
Customer deposits and other	105	74
Total current liabilities	725	506

Long-term debt	3,306	3,555
Regulatory liabilities	322	312
Deferred income taxes	1,365	1,298
Other long-term liabilities	243	274
Total liabilities	5,961	5,945

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	822	586
Accumulated other comprehensive loss, net	(3)	(4)
Total shareholder's equity	3,127	2,890

Total liabilities and shareholder's equity	$9,088	$8,835

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Operating revenue	$867	$784	$1,879	$1,690

Operating costs and expenses:
Cost of fuel, energy and capacity	368	291	855	642
Operating and maintenance expense	113	113	282	316
Depreciation and amortization	69	65	204	195
Property and other taxes	10	8	31	28
Merger-related expenses	—	5	—	14
Total operating costs and expenses	560	482	1,372	1,195

Operating income	307	302	507	495

Other income (expense):
Interest expense, net of allowance for debt funds	(51)	(54)	(154)	(160)
Allowance for equity funds	—	2	—	6
Other, net	10	5	20	13
Total other income (expense)	(41)	(47)	(134)	(141)

Income before income tax expense	266	255	373	354
Income tax expense	98	90	137	125
Net income	$168	$165	$236	$229

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance at December 31, 2012	1,000	$—	$2,308	$619	$(4)	$2,923
Net income	—	—	—	229	—	229
Dividends declared	—	—	—	(105)	—	(105)
Other	—	—	—	(1)	—	(1)
Balance at September 30, 2013	1,000	$—	$2,308	$742	$(4)	$3,046

Balance at December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	236	—	236
Other	—	—	—	—	1	1
Balance at September 30, 2014	1,000	$—	$2,308	$822	$(3)	$3,127

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$236	$229
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	15	—
Depreciation and amortization	204	195
Allowance for equity funds	—	(6)
Deferred income taxes and amortization of investment tax credits	137	126
Amortization of other regulatory assets	100	19
Other, net	31	34
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(293)	(224)
Inventories	(1)	7
Accounts payable and other liabilities	22	20
Net cash flows from operating activities	451	400

Cash flows from investing activities:
Capital expenditures	(147)	(138)
Other, net	—	2
Net cash flows from investing activities	(147)	(136)

Cash flows from financing activities:
Repayment of long-term debt	(10)	(104)
Dividends paid	—	(105)
Net cash flows from financing activities	(10)	(209)

Net change in cash and cash equivalents	294	55
Cash and cash equivalents at beginning of period	126	201
Cash and cash equivalents at end of period	$420	$256

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013. Certain amounts in the prior periods Consolidated Statement of Operations have been reclassified to conform to the current period's presentation. Such reclassifications did not impact previously reported net income. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2014.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

	As of
	September 30,	December 31,
	2014	2013
Utility plant in-service:
Generation	$4,169	$3,789
Distribution	2,999	2,936
Transmission	1,751	1,743
General and intangible plant	683	645
Utility plant in-service	9,602	9,113
Accumulated depreciation and amortization	(2,748)	(2,217)
Utility plant in-service, net	6,854	6,896
Other non-regulated, net of accumulated depreciation and amortization	4	3
	6,858	6,899
Construction work-in-progress	59	93
Property, plant and equipment, net	$6,917	$6,992

(4)    Regulatory Matters

Energy Efficiency Implementation Rates

The Public Utilities Commission of Nevada's ("PUCN") final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $10 million on the Consolidated Balance Sheets as of September 30, 2014.

General Rate Case

In May 2014, the Company filed a general rate case with the PUCN. In July 2014, the Company made its certification filing, which requested incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. In October 2014, Nevada Power reached a settlement agreement with certain parties agreeing to a zero increase in the revenue requirement. In October 2014, the PUCN approved and issued an order in the general rate case filing that agreed to the settlement. The order provides for increases in the fixed-monthly service charge for customers with a corresponding decrease in the base tariff general rate effective January 1, 2015. As a result of the order, the Company recorded $15 million in asset impairments related to property, plant and equipment and $5 million of regulatory asset impairments, which are included in operating and maintenance expense on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014. Additionally, the Company recorded a $5 million gain in other, net on the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2014 related to the disposition of property. In October 2014, a party filed a petition for reconsideration of the PUCN order. The Company is preparing a response to the reconsideration.

2013 Federal Energy Regulatory Commission Transmission Rate Case

In May 2013, the Company, along with Sierra Pacific, filed an application with the Federal Energy Regulatory Commission ("FERC") to establish single system transmission and ancillary service rates. The combined filing requested incremental rate relief of $17 million annually to be effective January 1, 2014. In August 2013, the FERC granted the companies' request for a rate effective date of January 1, 2014 subject to refund, and set the case for hearing or settlement discussions. On January 1, 2014, the Company implemented the filed rates in this case subject to refund as set forth in the FERC's order.

In September 2014, the Company, along with Sierra Pacific, filed an unopposed settlement offer with the FERC on behalf of NV Energy and the intervening parties providing rate relief of $4 million. The settlement offer would resolve all outstanding issues related to this case. In addition, a preliminary order from the administrative law judge granting the motion for interim rate relief was issued, which authorizes the Company to institute the interim rates effective September 1, 2014, and begin billing transmission customers under the settlement rates for service provided on and after that date. These will remain in effect pending the FERC's approval. As of September 30, 2014, the Company accrued $10 million for amounts subject to rate refund, which is included in customer deposits and other on the Consolidated Balance Sheets. In October 2014, the FERC judge certified the settlement and referred to the FERC for final approval. Once the FERC approves the Offer of Settlement, the Company will refund amounts that were billed to the FERC transmission customers subject to refund.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2014	2013
Qualified Pension Plan:
Other assets	$8	$13

Non-Qualified Pension Plans:
Accrued employee expenses	(4)	(4)
Other long-term liabilities	(5)	(8)

Other Postretirement Plans:
Other long-term liabilities	(8)	(7)

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Customer	Other
	Deposits and	Long-term
	Other	Liabilities	Total
As of September 30, 2014
Commodity liabilities(1)	$(8)	$(21)	$(29)

As of December 31, 2013
Commodity liabilities(1)	$(9)	$(38)	$(47)

(1)
The Company's commodity derivatives not designated as hedging contracts are included in regulated rates and as of September 30, 2014 and December 31, 2013, a regulatory asset of $29 million and $47 million, respectively, was recorded related to the derivative liability of $29 million and $47 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2014	2013
Electricity sales	Megawatt hours	(3)	(4)
Natural gas purchases	Decatherms	133	118

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $5 million, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The Company's commodity derivative contracts are valued using a market approach that uses quoted forward commodity prices for similar assets and liabilities, which incorporates a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. Interest rate swaps are valued using a financial model which utilizes observable inputs for similar instruments based primarily on market price curves. The determination of the fair value for derivative instruments not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of September 30, 2014 and December 31, 2013, had an immaterial impact to the fair value of its derivative instruments. As such, the Company considers its commodity derivative contracts to be valued using Level 3 inputs.

The following table reconciles the beginning and ending balances of the Company's commodity liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30, 2014	Ended September 30, 2014
Beginning balance	$(33)	$(47)
Changes in fair value recognized in regulatory assets	—	12
Purchases	1	—
Settlements	3	6
Ending balance	$(29)	$(29)

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

	As of September 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,067	$3,678	$3,071	$3,596

(9)	Commitments and Contingencies

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

In February 2014, the PUCN issued a final order approving draft regulations, subject to review by a Nevada Legislative commission, which became effective March 2014. In May 2014, the Company filed its Emission Reduction Capacity Replacement Plan ("ERCR Plan") proposing, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generating capacity being retired, as required by Senate Bill No. 123. The ERCR Plan includes the issuance of requests for proposals for 300-MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed ERCR Plan, which are subject to PUCN approval. The PUCN issued an order dated October 28, 2014 removing the 200-MW solar photovoltaic facility proposed by the Company from the ERCR Plan but accepting the remaining requests. Under Nevada law, the Company may elect to accept the plan as modified by the PUCN, file a motion for reconsideration or withdraw the filing from consideration and file a new ERCR Plan.  In November 2014, the Company filed a request to extend the deadline to make its election.  The Company cannot determine the outcome of this proceeding at this time.

Reid Gardner Generating Station

In October 2011, the Company received a request for information from the Environmental Protection Agency Region 9 under Section 114 of the Clean Air Act requesting current and historical operations and capital project information for the Company's Reid Gardner Generating Station located near Moapa, Nevada. The Environmental Protection Agency's Section 114 information request does not allege any incidents of non-compliance at the plant, and there have been no other new enforcement-related proceedings that have been initiated by the Environmental Protection Agency relating to the plant. The Company completed its response to the Environmental Protection Agency during the first quarter of 2012 and will continue to monitor developments relating to this Section 114 request. At this time, the Company cannot predict the impact, if any, associated with this information request.

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

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC ("NLI") purchased from the United States through the Bureau of Land Management 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land is traversed by a 500 kilovolt transmission line owned by the Company and sited pursuant to a pre-existing right-of-way grant from the Bureau of Land Management. Subsequent to NLI's purchase, a dispute arose as to whether the Company owed rent and, if it did, the amount owed to NLI under the right-of-way grant. NLI eventually "terminated" the right-of-way grant and brought claims against the Company for breach of contract, inverse condemnation and trespass. The Company counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth Judicial District Court, Clark County, Nevada ("Eighth District Court"). In September 2013, the Eighth District Court awarded NLI $1 million for unpaid rent and $5 million for inverse condemnation, plus interest and attorneys' fees, bringing the total judgment to $12 million. The Eighth District Court also found the Company was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor. The Company has posted the required bond of $12 million and has appealed to the Nevada Supreme Court. Management cannot assess or predict the outcome of the case at this time.

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and California Department of Water Resources ("CDWR"), alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. CDWR was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. In August 2014, the court dismissed without prejudice the plaintiff's amended complaint which sought civil penalties. The Company answered the complaint and has recently engaged in discussions with the plaintiffs to determine if a settlement can be reached that avoids the costs and burden of litigation. Management cannot assess or predict the outcome of the case at this time.

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

Results of Operations for the Third Quarter and First Nine Months of 2014 and 2013

Net income for the third quarter of 2014 was $168 million, an increase of $3 million, or 2%, as compared to 2013 due to reductions to income from energy efficiency implementation rate revenue adjustments recorded in 2013, higher retail volumes and merger-related expense in 2013, partially offset by impairment costs resulting from the settlement of the 2014 general rate case and higher depreciation and amortization.

Net income for the first nine months of 2014 was $236 million, an increase of $7 million, or 3%, as compared to 2013 due to merger-related expense in 2013, reductions to income from energy efficiency implementation rate revenue adjustments recorded in 2013, higher retail volumes, and lower compensation, investor relations, bad debt and insurance costs, partially offset by impairment costs resulting from the settlement of the 2014 general rate case.

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

	Third Quarter				First Nine Months
	2014	2013	Change		2014	2013	Change
Gross margin (in millions):
Operating revenue	$867	$784	$83	11%	$1,879	$1,690	$189	11%
Cost of fuel, energy and capacity	368	291	77	26	855	642	213	33
Gross margin	$499	$493	$6	1	$1,024	$1,048	$(24)	(2)

Sales (GWh):
Residential	3,675	3,627	48	1%	7,436	7,592	(156)	(2)%
Commercial	1,361	1,329	32	2	3,474	3,423	51	1
Industrial	2,101	2,078	23	1	5,743	5,756	(13)	—
Other	56	56	—	—	155	153	2	1
Total retail	7,193	7,090	103	1	16,808	16,924	(116)	(1)
Wholesale	4	6	(2)	(33)	10	24	(14)	(58)
Total sales	7,197	7,096	101	1	16,818	16,948	(130)	(1)

Average number of retail customers (in thousands)	877	863	14	2%	873	857	16	2%

Average retail revenue per MWh	$119.63	$109.07	$10.56	10%	$110.34	$98.37	$11.97	12%

Heating degree days	—	—	—	—%	709	1,084	(375)	(35)%
Cooling degree days	2,246	2,164	82	4	3,645	3,658	(13)	—

Sources of energy (GWh):
Coal	1,171	995	176	18%	3,748	2,262	1,486	66%
Natural gas	4,268	4,414	(146)	(3)	9,549	11,542	(1,993)	(17)
Total energy generated	5,439	5,409	30	1	13,297	13,804	(507)	(4)
Energy purchased	2,270	2,077	193	9	4,623	4,225	398	9
Total	7,709	7,486	223	3	17,920	18,029	(109)	(1)

Gross margin increased $6 million, or 1%, for the third quarter of 2014 compared to 2013 due to:

•	$6 million due to peak hour usage;

•	$6 million provision for refund of energy efficiency implementation rate revenue recorded in 2013; and

•	$4 million due to customer growth.
The increase in gross margin was partially offset by:

•	$9 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$2 million lower transmission revenue.

Gross margin decreased $24 million, or 2%, for the first nine months of 2014 compared to 2013 due to:

•	$21 million in lower energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$20 million in lower residential customer usage in 2014.
The decrease in gross margin was partially offset by:

•	$10 million due to customer growth;

•	$4 million in higher transmission revenue; and
•$3 million due to peak hour usage.

Operating and maintenance expense remained unchanged for the third quarter of 2014 compared to 2013 due to decreased costs from:

•	$10 million in costs for the disallowance of energy efficiency implementation revenue in 2013;

•	$9 million in lower energy efficiency program costs, which are fully recovered in operating revenue; and

•	$4 million in lower compensation costs, investor relations and insurance costs.

The decrease in operating and maintenance expense was offset by:

•	$20 million of impairment costs resulting from the settlement of the 2014 general rate case and

•	$3 million in higher operating and maintenance costs for the Reid Gardner and Navajo Generating Stations.

Operating and maintenance expense decreased $34 million, or 11%, for the first nine months of 2014 compared to 2013 due to:

•	$21 million in lower energy efficiency program costs, which are fully recovered in operating revenue;

•	$14 million decrease in major outages and planned maintenance costs at the generating stations;

•	$11 million in costs for the disallowance of energy efficiency implementation revenue in 2013;

•	$9 million in lower compensation costs;

•	$7 million in lower investor relations, bad debt and insurance costs;

•	$3 million in lower costs associated with outside consulting services; and

•	$2 million in lower sales tax related to a long-term service agreement settlement.
The decrease in operating and maintenance expense was offset by:

•	$20 million of impairment costs resulting from the settlement of the 2014 general rate case;

•	$9 million in higher operating and maintenance costs for Reid Gardner Unit 4 previously shared with the former partner;

•	$3 million in ON Line lease payments; and

•	$2 million in higher transmission and distribution costs.

Depreciation and amortization increased $4 million, or 6%, for the third quarter and $9 million, or 5%, for the first nine months of 2014 compared to 2013 primarily due to higher plant in-service, including ON Line being placed in-service in December 2013, and amortization of Reid Gardner Unit 4.

Merger-related expense decreased $5 million for the third quarter and $14 million for the first nine months of 2014 compared to 2013 due to costs incurred related to the merger of BHE and NV Energy in 2013.

Interest expense, net of allowance for debt funds decreased $3 million, or 6%, for the third quarter and $6 million, or 4%, for the first nine months of 2014 compared to 2013 as a result of using cash on hand to repay existing debt in July and December 2013, interest for an assessment on a right-of-way lease in 2013 and a decrease of interest expense related to regulatory assets, partially offset by general rate case adjustments related to ON Line in 2014 and lower debt AFUDC primarily due to assets being placed in-service.

Allowance for equity funds decreased $2 million for the third quarter and $6 million for the first nine months of 2014 compared to 2013 due to assets placed in-service, including ON Line being placed in-service in December 2013.

Other, net increased $5 million for the third quarter and $7 million, or 54%, for the first nine months of 2014 compared to 2013 due to realizing a $5 million gain on sale of property and interest earned on regulatory items of $1 million for the third quarter and $3 million for the first nine months of 2014.

Income tax expense increased $8 million, or 9%, for the third quarter and $12 million, or 10%, for the first nine months of 2014 compared to 2013 and the effective tax rates were 37% for the third quarter and first nine months of 2014 and 35% for the third quarter and first nine months of 2013. The increase in income tax expense is primarily due to higher pre-tax earnings.

Liquidity and Capital Resources

As of September 30, 2014, the Company's total net liquidity was $820 million consisting of $420 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2014 and 2013 were $451 million and $400 million, respectively. The change was primarily due to refunds to customers for energy costs in 2013, reduced operating costs, decreases in renewable energy and conservation spend, timing of short-term incentive payments, collection of prior period deferred conservation program costs, and higher collections from customer growth. The increase in net cash flows from operating activities was partially offset by increased rent payments related to the ON Line transmission use agreement and a one-time bill credit paid to retail customers in 2014 associated with the merger between BHE and NV Energy.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2014 and 2013 were $(147) million and $(136) million, respectively. The change was due to higher capital expenditures for various base capital projects and reduced contributions in aid of construction.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2014 and 2013 were $(10) million and $(209) million, respectively. The change was due to a decrease in dividends paid and the redemption of long-term debt in August 2013.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of September 30, 2014, the Company has financing authority from the PUCN consisting of authority to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $423 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of September 30, 2014. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

Forecasted capital expenditures, which exclude amounts for non-cash equity AFUDC and other non-cash items for the year ended December 31, 2014 are as follows (in millions):

2014

Generation development	$210
Distribution	78
Transmission system investment	13
Other	57
Total	$358

Contractual Obligations

As of September 30, 2014, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and new regulatory matters occurring in 2014.

The PUCN's final order approving the merger between BHE and NV Energy stipulated that the Company will not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeds 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the energy efficiency implementation rate. In June 2014, the PUCN accepted a stipulation to adjust the energy efficiency implementation rate, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The energy efficiency implementation rate will be effective from July through December 2014 and will reset on January 1, 2015 and remain in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers energy efficiency implementation rate revenue collected. As a result, the Company has deferred recognition of energy efficiency implementation rate revenue collected and has recorded a liability of $10 million on the Consolidated Balance Sheets as of September 30, 2014.

In May 2014, the Company filed its Emission Reduction Capacity Replacement Plan ("ERCR Plan") in compliance with Senate Bill No. 123 ("SB 123") enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generating capacity being retired, as required by SB 123. The ERCR Plan includes the issuance of requests for proposals for 300 MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 274-MW natural gas co-generating facility in 2014; the acquisition of a 222-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed ERCR Plan, which are subject to PUCN approval. The impacts of the ERCR Plan to the Company's 2014 forecasted capital expenditures are included in the Future Uses of Cash previously discussed. The PUCN issued an order dated October 28, 2014 removing the 200-MW solar photovoltaic facility proposed by the Company from the ERCR Plan but accepting the remaining requests. Under Nevada law, the Company may elect to accept the plan as modified by the PUCN, file a motion for reconsideration or withdraw the filing from consideration and file a new ERCR Plan.  In November 2014, Nevada Power filed a request to extend the deadline to make its election.  The Company cannot determine the outcome of this proceeding at this time.

In May 2014, the Company filed a general rate case with the PUCN. In July 2014, the Company made its certification filing, which requested incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. In October 2014, Nevada Power reached a settlement agreement with certain parties agreeing to a zero increase in the revenue requirement. In October 2014, the PUCN approved and issued an order in the general rate case filing that agreed to the settlement. The order provides for increases in the fixed-monthly service charge for customers with a corresponding decrease in the base tariff general rate effective January 1, 2015. As a result of the order, the Company recorded $15 million in asset impairments related to property, plant and equipment and $5 million of regulatory asset impairments, which are included in operating and maintenance expense on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014. Additionally, the Company recorded a $5 million gain in other, net on the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2014 related to the disposition of property. In October 2014, a party filed a petition for reconsideration of the PUCN order. The Company is preparing a response to the reconsideration.

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

The filing requested the PUCN to determine that the amended energy supply plan balances the objectives of minimizing the cost of supply and retail price volatility, maximizes the reliability of supply over the remaining term of the plan, optimizes the value of the overall supply portfolio of the Company for the benefit of bundled retail customers and does not contain any features or mechanisms that the PUCN finds would impair the restoration or the creditworthiness of the Company. The PUCN issued an order in August 2014 finding that it is in the public interest to grant the application and that NV Energy met the merger stipulation requirement to obtain PUCN approval prior to participating in an EIM. In April 2014, the California ISO filed the Implementation Agreement entered into by the Company and the California ISO. The Implementation Agreement provides the mechanism by which the Company will compensate the California ISO for its share of the costs to upgrade systems, software licenses and other configuration activities. The Implementation Agreement was approved by the FERC in June 2014.

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company is investigating and responding to this and other federal, state and local inquiries relating to these events. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arching fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. Management cannot assess or predict the outcome of these inquires at this time.

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

Regional Haze

The EPA has initiated a regional haze program intended to improve visibility in designated federally protected areas ("Class I areas"). Some of the Company's and Sierra Pacific's fossil-fueled generating facilities are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to best available retrofit technology ("BART") requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

Environmental groups have challenged both of the EPA's final determinations with respect to Nevada's regional haze SIP. In May 2012, WildEarth Guardians petitioned the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") to review the EPA's March 2012 approval of Nevada's SIP for all affected units and emissions except nitrogen oxides controls at the Reid Gardner Generating Station. Both the Company and Sierra Pacific intervened in the lawsuit and briefing was completed in February 2013. The matter was heard before the Ninth Circuit in May 2014. On July 17, 2014, the Ninth Circuit issued its decision, dismissing the petition in part because WildEarth Guardians did not have standing to challenge a portion of the SIP, and denying the petition in part based on its conclusion that the EPA's approval of the Nevada SIP was appropriate.

The Navajo Generating Station, in which the Company is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed federal implementation plan addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. The Company, along with the other owners of the facility, have been reviewing the EPA's proposal to determine its impact on the viability of the facility's future operations. The land lease for the Navajo Generating Station is subject to renewal in 2019. Renewal of the lease will require completion of an Environmental Impact Statement as well as a renewal of the fuel supply agreement. In September 2013, the EPA issued a supplemental proposal that included another BART alternative called the Technical Work Group Alternative, which is based on a proposal submitted to the EPA by a group of Navajo Generating Station stakeholders. The EPA accepted comments on the various alternatives through January 6, 2014 and, in July 2014, the EPA announced it had approved the final plan for the Navajo Generating Station, including the reduction of emissions of nitrogen oxides by approximately 80% through the retirement of one unit in 2019 and installation of selective catalytic reduction controls at the other two units by 2030. In October 2014, several groups filed an appeal of the EPA's decision in the Ninth Circuit. Until such time as additional action is taken by the Ninth Circuit and the uncertainties regarding lease and agreement renewal terms for the Navajo Generating Station are addressed, the Company cannot predict the outcome of this matter. The Company filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019; the PUCN has issued an order and management is assessing its impacts.

Until the EPA takes final action in Nevada on the Navajo Generating Station and the decision is made on the appeal, the Company cannot fully determine the impacts of the Regional Haze regulation on its generating facilities.

Climate Change

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and, (d) increased energy efficiency. Under the EPA's proposal, Nevada may utilize any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal is expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The EPA is taking comment on its proposal until December 1, 2014 and is scheduled to issue final rules in June 2015. States are required to submit implementation plans by June 2016, but they may request an extension to June 2017, or June 2018 if they plan to participate in a regional compliance program. The impacts of the proposal on the Company cannot be determined until the EPA finalizes the proposal and Nevada develops its implementation plan. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of its generating fleet to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "Waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. As currently proposed, a variety of projects that otherwise would have qualified for streamlined permitting processes under nationwide or regional general permits will be required to undergo more lengthy and costly individual permit procedures based on an extension of waters that will be deemed jurisdictional. The public comment period has been extended on the proposal to November 14, 2014. Until the rule is finalized, the Company cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs, or increased requirements for compensatory mitigation.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2014, credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2014, the Company would have been required to post $57 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2013. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for disclosure of the Company's derivative positions as of September 30, 2014.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10‑K for the year ended December 31, 2013.

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

NEVADA POWER COMPANY
(Registrant)

Date:	November 7, 2014	/s/ E. Kevin Bethel
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

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.