Form 10-Q
period 2015-03-31
NEVADA POWER CO
filed 2015-05-01
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2015, 1,000 shares of common stock, $1.00 stated value, were outstanding.

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

Further details of the potential risks and uncertainties affecting the Company are described in Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nevada Power Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 1, 2015

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$41	$220
Accounts receivable, net	247	243
Inventories	90	88
Regulatory assets	5	57
Deferred income taxes	139	145
Other current assets	45	32
Total current assets	567	785

Property, plant and equipment, net	6,994	7,003
Regulatory assets	1,056	1,069
Other assets	68	78

Total assets	$8,685	$8,935

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$180	$212
Accrued interest	39	60
Accrued property and other taxes	25	30
Regulatory liabilities	37	40
Short-term debt	30	—
Current portion of long-term debt	226	264
Customer deposits	57	55
Other current liabilities	66	36
Total current liabilities	660	697

Long-term debt	3,099	3,312
Regulatory liabilities	329	326
Deferred income taxes	1,421	1,414
Other long-term liabilities	264	298
Total liabilities	5,773	6,047

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	607	583
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,912	2,888

Total liabilities and shareholder's equity	$8,685	$8,935

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Operating revenue	$459	$417

Operating costs and expenses:
Cost of fuel, energy and capacity	226	203
Operating and maintenance	76	82
Depreciation and amortization	74	66
Property and other taxes	9	11
Total operating costs and expenses	385	362

Operating income	74	55

Other income (expense):
Interest expense	(46)	(51)
Allowance for borrowed funds	1	—
Allowance for equity funds	1	—
Other, net	7	6
Total other income (expense)	(37)	(45)

Income before income tax expense	37	10
Income tax expense	13	4
Net income	$24	$6

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	6	—	6
Other	—	—	—	—	1	1
Balance, March 31, 2014	1,000	$—	$2,308	$592	$(3)	$2,897

Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	24	—	24
Balance, March 31, 2015	1,000	$—	$2,308	$607	$(3)	$2,912

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$24	$6
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	(3)	—
Depreciation and amortization	74	66
Allowance for equity funds	(1)	—
Deferred income taxes and amortization of investment tax credits	13	4
Amortization of deferred energy	16	13
Deferred energy	39	(2)
Amortization of other regulatory assets	10	12
Other, net	(14)	5
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(25)	(32)
Inventories	(2)	3
Accounts payable and other liabilities	(39)	(42)
Net cash flows from operating activities	92	33

Cash flows from investing activities:
Capital expenditures	(68)	(58)
Contributions in aid of construction and customer advances	5	9
Proceeds from sale of asset	4	—
Other, net	10	—
Net cash flows from investing activities	(49)	(49)

Cash flows from financing activities:
Proceeds from issuance of short-term debt, net of costs	75	—
Repayments of long-term debt	(252)	(11)
Repayments of short-term debt	(45)	—
Net cash flows from financing activities	(222)	(11)

Net change in cash and cash equivalents	(179)	(27)
Cash and cash equivalents at beginning of period	220	126
Cash and cash equivalents at end of period	$41	$99

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries (collectively, the "Company"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. The Company is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2015.

(2)    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2015	2014
Utility plant in-service:
Generation	25 - 80 years	$4,054	$4,034
Distribution	20 - 65 years	3,033	3,018
Transmission	45 - 65 years	1,765	1,757
General intangible plant	5 - 65 years	679	669
Utility plant in-service		9,531	9,478
Accumulated depreciation and amortization		(2,653)	(2,599)
Utility plant in-service, net		6,878	6,879
Other non-regulated, net of accumulated depreciation and amortization	5 - 65 years	4	4
		6,882	6,883
Construction work-in-progress		112	120
Property, plant and equipment, net		$6,994	$7,003

(4)    Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the Public Utilities Commission of Nevada ("PUCN").

Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

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

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, set on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $11 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of March 31, 2015.

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

2013 Federal Energy Regulatory Commission ("FERC") Transmission Rate Case

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

In September 2014, the Company, along with Sierra Pacific, filed an unopposed settlement offer with the FERC on behalf of NV Energy and the intervening parties providing rate relief of $4 million. The settlement offer would resolve all outstanding issues related to this case. In addition, a preliminary order from the administrative law judge granting the motion for interim rate relief was issued, which authorizes the Company to institute the interim rates effective September 1, 2014, and begin billing transmission customers under the settlement rates for service provided on and after that date. In January 2015, the FERC approved the settlement and refunds were issued.

(5)    Employee Benefit Plans

The Company is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of the Company. Amounts attributable to the Company were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2015	2014
Qualified Pension Plan -
Other long-term liabilities	(24)	(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	1	1

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of March 31, 2015
Commodity liabilities(1)	$(11)	$(21)	$(32)

As of December 31, 2014
Commodity liabilities(1)	$(9)	$(21)	$(30)

(1)
The Company's commodity derivatives not designated as hedging contracts are included in regulated rates and as of March 31, 2015 and December 31, 2014, a regulatory asset of $32 million and $30 million, respectively, was recorded related to the derivative liability of $32 million and $30 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2015	2014
Electricity sales	Megawatt hours	(3)	(3)
Natural gas purchases	Decatherms	161	115

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $6 million and $4 million as of March 31, 2015 and December 31, 2014, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets - investment funds	$9	$—	$—	$9

Liabilities - commodity derivatives	$—	$—	$(32)	$(32)

As of December 31, 2014
Assets - investment funds	$20	$—	$—	$20

Liabilities - commodity derivatives	$—	$—	$(30)	$(30)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of March 31, 2015 and December 31, 2014, had an immaterial impact to the fair value of its derivative contracts. As such, the Company considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 6 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Period
	Ended March 31,
	2015	2014
Beginning balance	$(30)	$(47)
Changes in fair value recognized in regulatory assets	(4)	12
Settlements	2	—
Ending balance	$(32)	$(35)

The Company's long-term debt is carried at cost on the Consolidated Balance Sheets. The fair value of the Company's long‑term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long‑term debt (in millions):

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,818	$3,476	$3,066	$3,712

(8)	Commitments and Contingencies

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

Park Highlands

The Company has six other rights-of-way located on the same 2,675 acres of land located in North Las Vegas, Nevada, commonly referred to as the Park Highlands properties. NLI purportedly also terminated the other six rights‑of‑way. On January 2, 2015 KBS SOR Park Highlands, LLC ("KBS") filed a complaint in the Eighth District Court relating to one of the six rights‑of‑way, specifically the right-of-way that relates to a 230‑kV line that traverses the property. In the complaint, KBS raised the same claims previously raised by NLI in the litigation relating to the 500‑kV line. On January 9, 2015, the Company filed an action in the Eighth District Court relating to the six rights-of-way on the Park Highlands properties. This action sought a declaratory order quieting the Company's title to the rights-of-way or in the alternative condemning an easement interest in the property.

Skye Canyon

In 2005, the Bureau of Land Management sold at auction a parcel of land commonly known as the Skye Canyon properties. The property was sold subject to preexisting rights-of-way held by the Company for the placement of electric transmission and distribution facilities. On January 9, 2015, the Company filed an action in the Eighth District Court relating to 14 rights‑of‑way located within the Skye Canyon properties. The action sought a declaratory order from the court that the rights-of-way held by the Company are still valid, establish the proper rent, if any, payable by the Company and to identify the proper party to whom rent is due.

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and the California Department of Water Resources, alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. the California Department of Water Resources was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station Unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. In August 2014, the court dismissed without prejudice the plaintiff's amended complaint which sought civil penalties. The Company answered the complaint and has recently engaged in discussions with the plaintiffs to determine if a settlement can be reached that avoids the costs and burden of litigation. The Company cannot assess or predict the outcome of the case at this time.

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

Results of Operations for the First Quarter of 2015 and 2014

Net income for the first quarter of 2015 was $24 million, an increase of $18 million, as compared to 2014 due to higher margins from increased customer usage, growth and a rate design change from the 2014 rate case effective January 2015, changes in contingent liabilities, lower debt interest costs, and the gain on sale of an equity investment. These increases were partially offset by ON Line lease expenses, which were deferred in 2014 but expensed in 2015 and higher depreciation and amortization costs.

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

	First Quarter
	2015	2014	Change
Gross margin (in millions):
Operating revenue	$459	$417	$42	10%
Cost of fuel, energy and capacity	226	203	23	11
Gross margin	$233	$214	$19	9

GWh sold:
Residential	1,525	1,465	60	4%
Commercial	993	933	60	6
Industrial	1,717	1,629	88	5
Other	53	53	—	—
Total retail	4,288	4,080	208	5
Wholesale	14	5	9	*
Total GWh sold	4,302	4,085	217	5

Average number of retail customers (in thousands):
Residential	776	763	13	2%
Commercial	105	104	1	1
Industrial	2	1	1	*
Total	883	868	15	2

Average retail revenue per MWh	$104.34	$99.89	$4.45	4%

Heating degree days	586	668	(82)	(12)%
Cooling degree days	148	34	114	* %

Sources of energy (GWh)(1):
Coal	283	1,228	(945)	(77)%
Natural gas	3,547	2,269	1,278	56
Total energy generated	3,830	3,497	333	10
Energy purchased	523	811	(288)	(36)
Total	4,353	4,308	45	1

*     Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

Gross margin increased $19 million, or 9%, for the first quarter of 2015 compared to 2014 primarily due to:

•	$6 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$4 million due to a rate design change from the 2014 general rate case effective January 1, 2015;

•	$4 million in higher customer usage in 2015;

•	$3 million in transmission revenue primarily due to increased ON Line usage; and

•	$2 million due to customer growth.

Operating and maintenance decreased $6 million, or 7%, for the first quarter of 2015 compared to 2014 primarily due to decreased amortizations of demand side management program costs, changes in contingent liabilities and lower compensation costs. The decrease is partially offset by ON Line lease expense and increased energy efficiency program costs, which are fully recovered in operating revenue.

Depreciation and amortization increased $8 million, or 12%, for the first quarter of 2015 compared to 2014 primarily due to the acquisition of Reid Gardner Unit 4 in 2014 and increased regulatory amortizations as a result of the 2014 general rate case effective January 1, 2015.

Interest expense decreased $5 million, or 10%, for the first quarter of 2015 compared to 2014 due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes.

Other, net increased $1 million, or 17%, for the first quarter of 2015 compared to 2014 primarily due to a gain on the sale of an equity investment in March 2015, partially offset by lower interest income on deferred charges.

Income tax expense increased $9 million for the first quarter of 2015 compared to 2014 and the effective tax rates were 35% for 2015 and 37% for 2014. The increase in income tax expense and change in effective tax rate is primarily due to higher income before income tax expense.

Liquidity and Capital Resources

As of March 31, 2015, the Company's total net liquidity was $411 million consisting of $41 million in cash and cash equivalents and $370 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2015 and 2014 were $92 million and $33 million, respectively. The change was primarily due to higher collections for deferred energy costs, a one-time bill credit of $15 million to retail customers refunded in 2014 in connection with the BHE Merger, lower compensation payments, lower energy efficiency program costs and higher revenue collections as a result of the 2014 general rate case effective January 1, 2015. The increase is partially offset by higher refunds to customers for conservation and renewable programs.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2015 and 2014 were $(49) million. Investing activities remained constant due to an increase in capital expenditures offset by the cash received from the sale of securities and an equity investment.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2015 and 2014 were $(222) million and $(11) million, respectively. The change was due to repayments of long-term debt, partially offset by proceeds from short-term borrowings.

In January 2015, the Company repaid the aggregate principal amount outstanding of $250 million 5.875% Series L General and Refunding Mortgage Securities at 100% of the principal amount plus accrued interest with the use of cash on hand and short-term borrowings.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2015, the Company has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $423 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of March 31, 2015. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

Forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the year ended December 31, 2015 are as follows (in millions):

2015

Generation development	$118
Distribution	118
Transmission system investment	45
Other	40
Total	$321

Contractual Obligations

As of March 31, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, set on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $11 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of March 31, 2015.

Joint Dispatch Agreement Application

In May 2013, in anticipation of ON Line's completion, the Company and Sierra Pacific filed with the PUCN to combine their power supply resources for joint dispatch purposes and merge the two utilities into a single legal and jurisdictional entity. That filing was withdrawn in favor of continued operation of the utilities as separate legal entities, who would conduct joint dispatch of their combined power supply resources utilizing ON Line, governed by the terms of an Interim Joint Dispatch Agreement ("Interim JDA"). In seeking the PUCN's permission to withdraw the May 2013 filing, the Company and Sierra Pacific committed to return to the PUCN with a new application. In March 2015, the Company and Sierra Pacific filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("Indefinite JDA"). The Indefinite JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed Indefinite JDA include real-time, hourly and daily transactions. The Indefinite JDA also explicitly governs joint dispatch transactions between the Company and Sierra Pacific and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the Indefinite JDA relate to EIM transactions with the California ISO. The Indefinite JDA establishes the Company as the EIM scheduling coordinator for both the Company and Sierra Pacific and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the Indefinite JDA, which are unchanged from those currently in effect under the Interim JDA. The Company and Sierra Pacific requested the PUCN to act on this application by July 2015, in time to file the Indefinite JDA with the FERC and obtain FERC approval prior to the "go live" date for EIM transactions, which is October 1, 2015. The Indefinite JDA will continue in effect until terminated by mutual consent of the parties.

Advanced Metering Infrastructure

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company completed an internal review in response to this and other federal, state and local inquiries relating to these events. The information compiled and submitted indicates that no fire has resulted from the remote disconnect/reconnect electric meters. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arcing fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. In December 2014, the Company filed the requested information with the PUCN. In March 2015, the PUCN staff made additional requests and in May 2015, the Company will provide the follow up items. Analysis and internal investigation is continuing, but the Company does not believe this will have a material adverse impact on the Consolidated Financial Statements.

Environmental Laws and Regulations

The Company is subject to federal, state and local laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by the EPA and various state and local agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" for discussion of the Company's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard, and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its' determinations and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the MATS. In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision is expected by the end of June 2015. The outcome of the United States Supreme Court's decision is uncertain and until the court renders its decision or otherwise implements a stay of the MATS requirements, the Company is proceeding to fulfill its legal obligations to comply with the MATS.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 14, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, the Company operates ten evaporative surface impoundments that are likely to fall within the definition of the final rule and one landfill that contains coal combustion byproducts. The Company is assessing the requirements of the final rule to determine required compliance activities and the associated costs.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2015, the Company would have been required to post $75 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10‑K for the year ended December 31, 2014. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for disclosure of the Company's derivative positions as of March 31, 2015.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change to the Company's risk factors from those disclosed in Item 1A of the Company's Annual Report on Form 10‑K for the year ended December 31, 2014.

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

NEVADA POWER COMPANY
(Registrant)

Date:	May 1, 2015	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President, Chief Financial Officer and Director
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

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.