Form 10-Q
period 2015-06-30
NEVADA POWER CO
filed 2015-08-07
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2015, 1,000 shares of common stock, $1.00 stated value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Nevada Power Company and Related Entities

Company	Nevada Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
BHE Merger	On December 19, 2013, NV Energy, Inc. became an indirect wholly owned subsidiary of BHE
NV Energy	NV Energy, Inc.
Berkshire Hathaway	Berkshire Hathaway Inc.
Sierra Pacific	Sierra Pacific Power Company, an electric and natural gas utility wholly owned by NV Energy
Clark Generating Station	1,103-megawatt generating facility in Nevada
Goodsprings	5-megawatt waste heat recovery facility in Nevada
Harry Allen Generating Station	628-megawatt generating facility in Nevada
Higgins Generating Station	530-megawatt generating facility in Nevada
Lenzie Generating Station	1,102-megawatt generating facility in Nevada
Las Vegas Generating Station	272-megawatt generating facility in Nevada
Navajo Generating Station	2,250-megawatt generating facility in Arizona
Nellis Generating Station	15-megawatt generating facility under construction in Nevada
ON Line	500-kilovolt transmission line connecting the Company and Sierra Pacific
Reid Gardner Generating Station	257-megawatt generating facility in Nevada
Silverhawk Generating Station	520-megawatt generating facility in Nevada
Sun Peak Generating Station	210-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
California ISO	California Independent System Operator Corporation
EEIR	Energy Efficiency Implementation Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

Further details of the potential risks and uncertainties affecting the Company are described in its filings with the United States Securities and Exchange Commission, including Part II, Item 1A and other discussions contained in this Form 10‑Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing factors should not be construed as exclusive.

PART I

Item 1.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of June 30, 2015, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2015 and 2014, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 7, 2015

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$106	$220
Accounts receivable, net	376	243
Inventories	89	88
Regulatory assets	—	57
Deferred income taxes	117	145
Other current assets	41	32
Total current assets	729	785

Property, plant and equipment, net	6,947	7,003
Regulatory assets	1,062	1,069
Other assets	66	78

Total assets	$8,804	$8,935

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$242	$212
Accrued interest	54	60
Accrued property and other taxes	26	30
Regulatory liabilities	88	40
Current portion of long-term debt	229	264
Customer deposits	58	55
Other current liabilities	48	36
Total current liabilities	745	697

Long-term debt	3,095	3,312
Regulatory liabilities	296	326
Deferred income taxes	1,432	1,414
Other long-term liabilities	277	298
Total liabilities	5,845	6,047

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	654	583
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,959	2,888

Total liabilities and shareholder's equity	$8,804	$8,935

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Operating revenue	$607	$595	$1,066	$1,012

Operating costs and expenses:
Cost of fuel, energy and capacity	291	284	517	487
Operating and maintenance	96	87	172	169
Depreciation and amortization	74	69	148	135
Property and other taxes	10	10	19	21
Total operating costs and expenses	471	450	856	812

Operating income	136	145	210	200

Other income (expense):
Interest expense	(47)	(52)	(93)	(103)
Allowance for borrowed funds	—	—	1	—
Allowance for equity funds	1	—	2	—
Other, net	4	4	11	10
Total other income (expense)	(42)	(48)	(79)	(93)

Income before income tax expense	94	97	131	107
Income tax expense	34	35	47	39
Net income	$60	$62	$84	$68

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	68	—	68
Other	—	—	—	—	1	1
Balance, June 30, 2014	1,000	$—	$2,308	$654	$(3)	$2,959

Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2015	1,000	$—	$2,308	$654	$(3)	$2,959

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$84	$68
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	(3)	—
Depreciation and amortization	148	135
Allowance for equity funds	(2)	—
Deferred income taxes and amortization of investment tax credits	47	39
Amortization of deferred energy	35	36
Deferred energy	87	(19)
Amortization of other regulatory assets	13	30
Other, net	(15)	21
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(160)	(182)
Inventories	(1)	1
Accounts payable and other liabilities	24	19
Net cash flows from operating activities	257	148

Cash flows from investing activities:
Capital expenditures	(125)	(97)
Proceeds from sale of assets	9	—
Other, net	10	—
Net cash flows from investing activities	(106)	(97)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(252)	(9)
Dividends paid	(13)	—
Net cash flows from financing activities	(265)	(9)

Net change in cash and cash equivalents	(114)	42
Cash and cash equivalents at beginning of period	220	126
Cash and cash equivalents at end of period	$106	$168

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2015.

(2)    New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, which amends FASB Accounting Standards Codification ("ASC") Subtopic 835-30, "Interest - Imputation of Interest." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In July 2015, the FASB decided to defer the effective date one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2015	2014
Utility plant in-service:
Generation	25 - 80 years	$4,129	$4,034
Distribution	20 - 65 years	3,054	3,018
Transmission	45 - 65 years	1,772	1,757
General and intangible plant	5 - 65 years	686	669
Utility plant in-service		9,641	9,478
Accumulated depreciation and amortization		(2,829)	(2,599)
Utility plant in-service, net		6,812	6,879
Other non-regulated, net of accumulated depreciation and amortization	5 - 65 years	4	4
		6,816	6,883
Construction work-in-progress		131	120
Property, plant and equipment, net		$6,947	$7,003

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

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $14 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of June 30, 2015.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2015	2014
Qualified Pension Plan -
Other long-term liabilities	$(25)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	1	1

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

The following table, which excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of June 30, 2015
Commodity liabilities(1)	$(12)	$(21)	$(33)

As of December 31, 2014
Commodity liabilities(1)	$(9)	$(21)	$(30)

(1)
The Company's commodity derivatives not designated as hedging contracts will be included in regulated rates when settled and as of June 30, 2015 and December 31, 2014, a regulatory asset of $33 million and $30 million, respectively, was recorded related to the derivative liability of $33 million and $30 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2015	2014
Electricity sales	Megawatt hours	(3)	(3)
Natural gas purchases	Decatherms	131	115

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $5 million and $4 million as of June 30, 2015 and December 31, 2014, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2015
Assets - investment funds	$9	$—	$—	$9

Liabilities - commodity derivatives	$—	$—	$(33)	$(33)

As of December 31, 2014
Assets - investment funds	$20	$—	$—	$20

Liabilities - commodity derivatives	$—	$—	$(30)	$(30)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of June 30, 2015 and December 31, 2014, had an immaterial impact to the fair value of its derivative contracts. As such, the Company considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 6 for further discussion regarding the Company's risk management and hedging activities.

The Company's investment funds are accounted for as trading securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of the Company's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Beginning balance	$(32)	$(35)	$(30)	$(47)
Changes in fair value recognized in regulatory assets	(1)	—	(5)	12
Purchases	—	—	—	(1)
Settlements	—	2	2	3
Ending balance	$(33)	$(33)	$(33)	$(33)

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

	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,818	$3,316	$3,066	$3,712

(8)	Commitments and Contingencies

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

In June 2013, the Nevada State Legislature passed Senate Bill No. 123 ("SB 123"), which included, in significant part:

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

In May 2014, the Company filed its Emissions Reduction Capacity Replacement Plan ("ERCR Plan") in compliance with SB 123 enacted by the 2013 Nevada Legislature. The filing proposed, among other items, the retirement of Reid Gardner Generating Station units 1, 2 and 3 in 2014 and unit 4 in 2017; the elimination of the Company's ownership interest in Navajo Generating Station in 2019; and a plan to replace the generating capacity being retired, as required by SB 123. The ERCR Plan includes the issuance of requests for proposals for 300-MW of renewable energy to be issued between 2014 and 2016; the acquisition of a 272‑MW natural gas co-generating facility in 2014; the acquisition of a 210-MW natural gas peaking facility in 2014; the construction of a 15-MW solar photovoltaic facility expected to be placed in-service in 2015; and the construction of a 200-MW solar photovoltaic facility expected to be placed in-service in 2016. In the second quarter of 2014, the Company executed various contractual agreements to fulfill the proposed ERCR Plan, which are subject to the PUCN approval. The PUCN issued an order dated October 28, 2014 removing the 200-MW solar photovoltaic facility proposed by the Company from the ERCR Plan but accepting the remaining requests. In November 2014, the Company filed a petition for reconsideration, but in December 2014, the PUCN upheld the original order from October 2014 with respect to material matters. In December 2014, the Company filed its acceptance of the modifications to the ERCR Plan.

In July 2015, the Company filed an amendment to its ERCR Plan with the PUCN. The amendment requests PUCN approval of two renewable power purchase agreements with 100‑MW solar photovoltaic generating facilities related to the replacement of coal plants. Each of these agreements were entered into by issuing requests for proposals for the procurement of energy through the competitive solicitation process that was set forth in the Company's ERCR Plan in compliance with SB 123. In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123. As a result, the Company will not proceed with issuance of a third 100-MW request for proposal for renewable energy until such time as the PUCN determines the Company has satisfactorily demonstrated a need for such electric generating capacity.

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

November 2005 Land Investors

In 2006, November 2005 Land Investors, LLC ("NLI") purchased from the United States through the Bureau of Land Management 2,675 acres of land located in North Las Vegas, Nevada. A small portion of the land is traversed by a 500 kilovolt ("kV") transmission line owned by the Company and sited pursuant to a pre-existing right-of-way grant from the Bureau of Land Management. Subsequent to NLI's purchase, a dispute arose as to whether the Company owed rent and, if it did, the amount owed to NLI under the right-of-way grant. NLI eventually "terminated" the right-of-way grant and brought claims against the Company for breach of contract, inverse condemnation and trespass. The Company counterclaimed for express condemnation of a perpetual easement over the right-of-way corridor. The matter proceeded to trial in the Eighth District Court, Clark County, Nevada ("Eighth District Court"). In September 2013, the Eighth District Court awarded NLI $1 million for unpaid rent and $5 million for inverse condemnation, plus interest and attorneys' fees, bringing the total judgment to $12 million. The Eighth District Court also found the Company was entitled to judgment in its favor on its counterclaim for condemnation of the right-of-way corridor. The Company posted the required bond of $12 million and appealed to the Nevada Supreme Court. In June 2015, the parties finalized a settlement in this matter, separate from the court order above, and final documents dismissing the claims have been filed with the Eighth District Court. The settlement did not have a material impact to the Company's Consolidated Financial Statements.

Park Highlands

The Company has six other rights-of-way located on the same 2,675 acres of land located in North Las Vegas, Nevada, commonly referred to as the Park Highlands properties. NLI purportedly also terminated the other six rights‑of‑way. On January 2, 2015, KBS SOR Park Highlands, LLC ("KBS") filed a complaint in the Eighth District Court relating to one of the six rights‑of‑way, specifically the right-of-way that relates to a 230‑kV line that traverses the property. In the complaint, KBS raised the same claims previously raised by NLI in the litigation relating to the 500‑kV line. On January 9, 2015, the Company filed an action in the Eighth District Court relating to the six rights-of-way on the Park Highlands properties. This action sought a declaratory order quieting the Company's title to the rights-of-way or in the alternative condemning an easement interest in the property. In June 2015, the parties finalized a settlement in this matter and final documents dismissing the claims have been filed with the Eighth District Court. The settlement did not have a material impact to the Company's Consolidated Financial Statements.

Skye Canyon

In 2005, the Bureau of Land Management sold at auction a parcel of land commonly known as the Skye Canyon properties. The property was sold subject to preexisting rights-of-way held by the Company for the placement of electric transmission and distribution facilities. On January 9, 2015, the Company filed an action in the Eighth District Court relating to 14 rights‑of‑way located within the Skye Canyon properties. The action sought a declaratory order from the court that the rights-of-way held by the Company are still valid, establish the proper rent, if any, payable by the Company and to identify the proper party to whom rent is due. In June 2015, the parties finalized a settlement in this matter and final documents dismissing the claims have been filed with the Eighth District Court. The settlement did not have a material impact to the Company's Consolidated Financial Statements.

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and the California Department of Water Resources, alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. The California Department of Water Resources was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station Unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. In August 2014, the court dismissed without prejudice the plaintiff's amended complaint which sought civil penalties. In June 2015, the parties reached a settlement in principle in this matter. The settlement will not have a material impact to the Company's Consolidated Financial Statements.

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

Results of Operations for the Second Quarter and First Six Months of 2015 and 2014

Net income for the second quarter of 2015 was $60 million, a decrease of $2 million, or 3%, as compared to 2014 due to ON Line lease expense, which was deferred in 2014 but expensed in 2015, lower margins from decreased customer usage, and higher depreciation and amortization costs, partially offset by lower debt interest expense and customer growth.

Net income for the first six months of 2015 was $84 million, an increase of $16 million, or 24%, as compared to 2014 due to lower debt interest expense, higher margins from increased customer growth and a rate design change from the 2014 rate case effective January 2015, changes in contingent liabilities and the gain on sale of an equity investment. These increases were partially offset by ON Line lease expense, which was deferred in 2014 but expensed in 2015, and higher depreciation and amortization costs.

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

	Second Quarter				First Six Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$607	$595	$12	2%	$1,066	$1,012	$54	5%
Cost of fuel, energy and capacity	291	284	7	2	517	487	30	6
Gross margin	$316	$311	$5	2	$549	$525	$24	5

GWh sold:
Residential	2,289	2,296	(7)	—%	3,814	3,761	53	1%
Commercial	1,138	1,180	(42)	(4)	2,131	2,113	18	1
Industrial	1,919	2,013	(94)	(5)	3,637	3,642	(5)	—
Other	46	46	—	—	98	98	—	—
Total retail	5,392	5,535	(143)	(3)	9,680	9,614	66	1
Wholesale	174	1	173	*	188	6	182	*
Total GWh sold	5,566	5,536	30	1	9,868	9,620	248	3

Average number of retail customers (in thousands):
Residential	781	767	14	2%	779	765	14	2%
Commercial	104	105	(1)	(1)	105	105	—	—
Industrial	2	1	1	*	1	1	—	—
Total	887	873	14	2	885	871	14	2

Average retail revenue per MWh	$109.80	$105.54	$4.26	4%	$107.38	$103.39	$3.99	4%

Heating degree days	38	41	(3)	(7)%	624	709	(85)	(12)%
Cooling degree days	1,269	1,365	(96)	(7)%	1,417	1,399	18	1%

Sources of energy (GWh)(1):
Coal	429	1,351	(922)	(68)%	710	2,577	(1,867)	(72)%
Natural gas	4,507	3,012	1,495	50	8,047	5,281	2,766	52
Total energy generated	4,936	4,363	573	13	8,757	7,858	899	11
Energy purchased	1,086	1,542	(456)	(30)	1,610	2,353	(743)	(32)
Total	6,022	5,905	117	2	10,367	10,211	156	2

*     Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

Gross margin increased $5 million, or 2%, for the second quarter of 2015 compared to 2014 primarily due to:

•	$7 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$3 million due to higher customer growth in 2015.
The increase in gross margin was partially offset by:

•	$5 million in lower customer usage in 2015 primarily due to the impacts of weather.

Operating and maintenance increased $9 million, or 10%, for the second quarter of 2015 compared to 2014 primarily due to ON Line lease expense and increased energy efficiency program costs, which are fully recovered in operating revenue. The increase was partially offset by decreased amortizations of demand side management program costs and a decrease in operating expenses related to the retirement of Reid Gardner Generating Station Units 1-3.

Depreciation and amortization increased $5 million, or 7%, for the second quarter of 2015 compared to 2014 primarily due to the acquisition of Reid Gardner Generating Station Unit 4 in 2014 and increased regulatory amortizations as a result of the 2014 general rate case effective January 1, 2015.

Interest expense decreased $5 million, or 10%, for the second quarter of 2015 compared to 2014 due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes in January 2015.

Income tax expense decreased $1 million, or 3%, for the second quarter of 2015 compared to 2014 and the effective tax rate was 36% for 2015 and 2014. The decrease in income tax expense is primarily due to lower pre-tax earnings.

Gross margin increased $24 million, or 5%, for the first six months of 2015 compared to 2014 primarily due to:

•	$13 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$5 million due to higher customer growth in 2015;

•	$4 million due to a rate design change from the 2014 general rate case effective January 1, 2015; and

•	$2 million in transmission revenue primarily due to increased ON Line usage.

Operating and maintenance increased $3 million, or 2%, for the first six months of 2015 compared to 2014 primarily due to $18 million in ON Line lease expense and increased energy efficiency program costs, which are fully recovered in operating revenue. The increase was partially offset by changes in contingent liabilities, decreased amortizations of demand side management program costs, lower compensation costs and a decrease in operating expenses related to the retirement of Reid Gardner Generating Station Units 1-3.

Depreciation and amortization increased $13 million, or 10%, for the first six months of 2015 compared to 2014 primarily due to the acquisition of Reid Gardner Generating Station Unit 4 in 2014 and increased regulatory amortizations as a result of the 2014 general rate case effective January 1, 2015.

Interest expense decreased $10 million, or 10%, for the first six months of 2015 compared to 2014 primarily due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes in January 2015.

Other, net increased $1 million, or 10%, for the first six months of 2015 compared to 2014 primarily due to a gain on the sale of an equity investment in March 2015, partially offset by lower interest income on deferred charges.

Income tax expense increased $8 million, or 21%, for the first six months of 2015 compared to 2014 and the effective tax rate was 36% for 2015 and 2014. The increase in income tax expense is primarily due to higher pre-tax earnings.

Liquidity and Capital Resources

As of June 30, 2015, the Company's total net liquidity was $506 million consisting of $106 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2015 and 2014 were $257 million and $148 million, respectively. The change was primarily due to an increase in collections for deferred energy costs, higher revenue collections as a result of a change in rate design and one-time bill credit of $15 million to retail customers refunded in 2014 in connection with the BHE Merger. The increase was partially offset by higher refunds to customers for conservation and renewable programs, settlement payments of contingent liabilities and lower collections of demand side management programs.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2015 and 2014 were $(106) million and $(97) million, respectively. The change was primarily due to an increase in capital expenditures, partially offset by the cash received from the sale of assets and an equity investment.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2015 and 2014 were $(265) million and $(9) million, respectively. The change was due to repayments of long-term debt and dividends paid to NV Energy.

In January 2015, the Company repaid the aggregate principal amount outstanding of $250 million 5.875% Series L General and Refunding Mortgage Notes at 100% of the principal amount plus accrued interest with the use of cash on hand and short-term borrowings. The short-term borrowings were repaid in June 2015.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2015, the Company has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $553 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of June 30, 2015. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2014	2015	2015

Generation development	$—	$18	$43
Distribution	51	73	193
Transmission system investment	7	—	—
Other	39	34	160
Total	$97	$125	$396

Contractual Obligations

As of June 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and energy efficiency program rates. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and remains in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected. As a result, the Company has deferred recognition of EEIR revenue collected and has recorded a liability of $14 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of June 30, 2015.

In November 2014, one retail electric customer filed an application with the PUCN to leave the Company's fully bundled electric service and become a distribution only service customer. The application was denied in June 2015 and the customer subsequently filed a petition for reconsideration. In July 2015, the PUCN approved a settlement agreement between the customer and the Company. The customer is awaiting PUCN approval of the power purchase agreement in the amendment to the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), a separate green energy agreement between the Company and the customer and tariff changes embedded in the settlement agreement before it will withdraw its petition for reconsideration. In May 2015, three additional customers each filed an application to leave the Company's fully bundled electric service and the applications are still pending with the PUCN.

Emissions Reduction and Capacity Replacement Plan

In July 2015, the Company filed an amendment to its ERCR Plan with the PUCN. The amendment requests PUCN approval of two renewable power purchase agreements with 100‑MW solar photovoltaic generating facilities related to the replacement of coal plants. Each of these agreements were entered into by issuing requests for proposals for the procurement of energy through the competitive solicitation process that was set forth in the Company's ERCR Plan in compliance with Senate Bill No. 123 ("SB 123"). In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123. As a result, the Company will not proceed with issuance of a third 100-MW request for proposal for renewable energy until such time as the PUCN determines the Company has satisfactorily demonstrated a need for such electric generating capacity.

Joint Dispatch Agreement Application

The Company and Sierra Pacific are currently parties to an Interim Joint Dispatch Agreement ("Interim JDA") which outlines the joint dispatch of their combined power supply resources utilizing ON Line. In March 2015, the Company and Sierra Pacific filed an application with the PUCN seeking approval of an indefinite Joint Dispatch Agreement ("JDA"). The JDA is intended to replace the currently effective Interim JDA, which terminates on December 31, 2015. Joint dispatch transactions addressed by the proposed JDA include real-time, hourly and daily transactions. The JDA also explicitly governs joint dispatch transactions between the Company and Sierra Pacific and the California ISO utilizing the California ISO's EIM.

The primary differences between the Interim JDA and the JDA relate to EIM transactions with the California ISO. The JDA establishes the Company as the EIM scheduling coordinator for both the Company and Sierra Pacific and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the JDA, which are unchanged from those currently in effect under the Interim JDA. In July 2015, the PUCN approved the JDA with minor modifications, and established December 31, 2019 as the termination date for the agreement. In July 2015, the JDA was filed with the FERC for approval.

Advanced Metering Infrastructure

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company completed an internal review in response to this and other federal, state and local inquiries relating to these events. The information compiled and submitted indicates that no fire has resulted from the remote disconnect/reconnect electric meters. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arcing fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. In December 2014, the Company filed the requested information with the PUCN. In March 2015, the PUCN staff made additional requests and in May 2015, the Company provided the follow up items and has not received any additional requests pertaining to this item. Analysis and internal investigation is continuing, but the Company does not believe this will have a material adverse impact on the Consolidated Financial Statements.

Energy Imbalance Market

The Company and Sierra Pacific have announced plans to join the EIM in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of generation resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In July 2015, following the issuance of an order by the FERC and in conjunction with the California ISO's announcement of a supplemental stakeholder process, the California ISO and NV Energy announced a change in the EIM entrance date to November 2015.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard, and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations and supporting information by the specified deadline of September 18, 2015. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule and until the D.C. Circuit takes further action, the Company continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS.

Climate Change

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. The EPA entered into a settlement agreement with a number of parties, including certain state governments and environmental groups, in December 2010 to promulgate emissions standards covering GHG. In April 2012, the EPA proposed new source performance standards for new fossil-fueled generating facilities that would limit emissions of carbon dioxide to 1,000 pounds per MWh. As part of his Climate Action Plan, President Obama announced a national climate change strategy and issued a presidential memorandum requiring the EPA to issue a re-proposed GHG new source performance standard for fossil-fueled generating facilities by September 2013. The September 2013 GHG new source performance standards released by the EPA set different standards for coal-fueled and natural gas-fueled generating facilities. The proposed standard for natural gas-fueled generating facilities considered the size of the unit and the electricity sent to the grid from the unit. The proposed standards were published in the Federal Register January 8, 2014, and the public comment period closed in May 2014. On August 3, 2015, the EPA issued the final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" for coal-fueled generating facilities reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. Any new fossil-fueled generating facilities constructed by the Company will be required to meet the GHG new source performance standards.

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The impacts of the final rule or the federal plan on the Company cannot be determined until the state develops its implementation plan or the federal plan is finalized. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and the Company's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and will be effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

As defined by the final rule, the Company operates ten evaporative surface impoundments and one landfill that contains coal combustion byproducts. The Company has assessed the impacts on asset retirement obligations as a result of the final rule and does not believe it has a material impact to the Company.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2015, the Company would have been required to post $74 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for disclosure of the Company's derivative positions as of June 30, 2015.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NEVADA POWER COMPANY
(Registrant)

Date:	August 7, 2015	/s/ E. Kevin Bethel
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

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.