Form 10-Q
period 2015-09-30
NEVADA POWER CO
filed 2015-11-06
CIK 71180

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 31, 2015, 1,000 shares of common stock, $1.00 stated value, were outstanding.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 4, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Nevada Power Company and Related Entities

Company	Nevada Power Company and its subsidiaries
BHE	Berkshire Hathaway Energy Company
BHE Merger	On December 19, 2013, NV Energy, Inc. became an indirect wholly owned subsidiary of BHE
NV Energy	NV Energy, Inc.
Berkshire Hathaway	Berkshire Hathaway Inc.
Sierra Pacific	Sierra Pacific Power Company, an electric and natural gas utility wholly owned by NV Energy
Clark Generating Station	1,103-megawatt generating facility in Nevada
Goodsprings	5-megawatt waste heat recovery facility in Nevada
Harry Allen Generating Station	628-megawatt generating facility in Nevada
Higgins Generating Station	530-megawatt generating facility in Nevada
Lenzie Generating Station	1,102-megawatt generating facility in Nevada
Las Vegas Generating Station	272-megawatt generating facility in Nevada
Navajo Generating Station	2,250-megawatt generating facility in Arizona
Nellis Generating Station	15-megawatt generating facility under construction in Nevada
ON Line	500-kilovolt transmission line connecting the Company and Sierra Pacific
Reid Gardner Generating Station	257-megawatt generating facility in Nevada
Silverhawk Generating Station	520-megawatt generating facility in Nevada
Sun Peak Generating Station	210-megawatt generating facility in Nevada

Certain Industry Terms

AFUDC	Allowance for Funds Used During Construction
California ISO	California Independent System Operator Corporation
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
MW	Megawatts
MWh	Megawatt Hours
PUCN	Public Utilities Commission of Nevada

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

•
performance, availability and ongoing operation of the Company's generating facilities, including facilities not operated by the Company, due to the impacts of market conditions, outages and repairs, transmission constraints, weather and operating conditions;

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
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries (the "Company") as of September 30, 2015, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2015 and 2014, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 6, 2015

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$374	$220
Accounts receivable, net	430	243
Inventories	78	88
Regulatory assets	—	57
Deferred income taxes	56	145
Other current assets	46	32
Total current assets	984	785

Property, plant and equipment, net	6,943	7,003
Regulatory assets	1,054	1,069
Other assets	65	78

Total assets	$9,046	$8,935

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$252	$212
Accrued interest	39	60
Accrued property, income and other taxes	42	30
Regulatory liabilities	136	40
Current portion of long-term debt and capital lease obligations	225	264
Customer deposits	59	55
Other current liabilities	49	36
Total current liabilities	802	697

Long-term debt and capital lease obligations	3,091	3,312
Regulatory liabilities	294	326
Deferred income taxes	1,440	1,414
Other long-term liabilities	274	298
Total liabilities	5,901	6,047

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	840	583
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	3,145	2,888

Total liabilities and shareholder's equity	$9,046	$8,935

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Operating revenue	$878	$867	$1,944	$1,879

Operating costs and expenses:
Cost of fuel, energy and capacity	362	368	879	855
Operating and maintenance	101	113	273	282
Depreciation and amortization	74	69	222	204
Property and other taxes	12	10	31	31
Total operating costs and expenses	549	560	1,405	1,372

Operating income	329	307	539	507

Other income (expense):
Interest expense	(48)	(51)	(141)	(154)
Allowance for borrowed funds	1	—	2	—
Allowance for equity funds	1	—	3	—
Other, net	4	10	15	20
Total other income (expense)	(42)	(41)	(121)	(134)

Income before income tax expense	287	266	418	373
Income tax expense	100	98	147	137
Net income	$187	$168	$271	$236

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2013	1,000	$—	$2,308	$586	$(4)	$2,890
Net income	—	—	—	236	—	236
Other	—	—	—	—	1	1
Balance, September 30, 2014	1,000	$—	$2,308	$822	$(3)	$3,127

Balance, December 31, 2014	1,000	$—	$2,308	$583	$(3)	$2,888
Net income	—	—	—	271	—	271
Dividends declared	—	—	—	(13)	—	(13)
Other	—	—	—	(1)	—	(1)
Balance, September 30, 2015	1,000	$—	$2,308	$840	$(3)	$3,145

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$271	$236
Adjustments to reconcile net income to net cash flows from operating activities:
(Gain) loss on nonrecurring items	(3)	15
Depreciation and amortization	222	204
Allowance for equity funds	(3)	—
Deferred income taxes and amortization of investment tax credits	123	137
Amortization of deferred energy	40	64
Deferred energy	133	(44)
Amortization of other regulatory assets and liabilities	16	36
Other, net	32	31
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(232)	(249)
Inventories	10	(1)
Accounts payable and other liabilities	13	22
Net cash flows from operating activities	622	451

Cash flows from investing activities:
Capital expenditures	(214)	(147)
Proceeds from sale of assets	9	—
Other, net	10	—
Net cash flows from investing activities	(195)	(147)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(260)	(10)
Dividends paid	(13)	—
Net cash flows from financing activities	(273)	(10)

Net change in cash and cash equivalents	154	294
Cash and cash equivalents at beginning of period	220	126
Cash and cash equivalents at end of period	$374	$420

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2015 and for the three- and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The guidance replaces industry-specific guidance and establishes a single five-step model to identify and recognize revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires the entity to disclose further quantitative and qualitative information regarding the nature and amount of revenues arising from contracts with customers, as well as other information about the significant judgments and estimates used in recognizing revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017. This guidance may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2015	2014
Utility plant in-service:
Generation	25 - 80 years	$4,158	$4,034
Distribution	20 - 65 years	3,083	3,018
Transmission	45 - 65 years	1,781	1,757
General and intangible plant	5 - 65 years	690	669
Utility plant in-service		9,712	9,478
Accumulated depreciation and amortization		(2,937)	(2,599)
Utility plant in-service, net		6,775	6,879
Other non-regulated, net of accumulated depreciation and amortization	5 - 65 years	4	4
Plant in-service, net		6,779	6,883
Construction work-in-progress		164	120
Property, plant and equipment, net		$6,943	$7,003

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

Energy Efficiency Implementation Rates and Energy Efficiency Program Rates

In July 2010, regulations were adopted by the PUCN that authorizes an electric utility to recover lost revenue that is attributable to the measurable and verifiable effects associated with the implementation of efficiency and conservation programs approved by the PUCN through energy efficiency implementation rates ("EEIR"). As a result, the Company files annually to adjust energy efficiency program rates ("EEPR") and EEIR for over- or under-collected balances, which are effective in October of the same year.

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and EEPR. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and was in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected.

In February 2015, the Company filed an application to reset the EEIR and EEPR. In August 2015, the PUCN accepted a stipulation for the Company to calculate the base EEIR using a revised methodology for calculating lost revenue and for the Company to make a $5 million reduction to the EEPR revenue requirement to more accurately reflect the actual level of spending and to minimize any over collection from its customers. The reset of the EEIR and EEPR was effective October 1, 2015 and remains in effect through September 30, 2016. The current EEIR liability is $11 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of September 30, 2015.

General Rate Case

In May 2014, the Company filed a general rate case with the PUCN. In July 2014, the Company made its certification filing, which requested incremental annual revenue relief in the amount of $38 million, or an average price increase of 2%. In October 2014, the Company reached a settlement agreement with certain parties agreeing to a zero increase in the revenue requirement. In October 2014, the PUCN issued an order in the general rate case filing that accepted the settlement. The order provides for increases in the fixed-monthly service charge for customers with a corresponding decrease in the base tariff general rate effective January 1, 2015. As a result of the order, the Company recorded $15 million in asset impairments related to property, plant and equipment and $5 million of regulatory asset impairments, which are included in operating and maintenance on the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014. Additionally, the Company recorded a $5 million gain in other, net on the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2014 related to the disposition of property. In October 2014, a party filed a petition for reconsideration of the PUCN order. In November 2014, the PUCN granted the petition for reconsideration and reaffirmed the order issued in October 2014.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2015	2014
Qualified Pension Plan -
Other long-term liabilities	$(26)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans -
Other long-term liabilities	1	1

(6)     Risk Management and Hedging Activities

The Company is exposed to the impact of market fluctuations in commodity prices and interest rates. The Company is principally exposed to electricity, natural gas and coal commodity price risk primarily through the Company's obligation to serve retail customer load in its regulated service territory. The Company's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The actual cost of fuel and purchased power is recoverable through the deferred energy mechanism. Interest rate risk exists on variable-rate debt and future debt issuances. The Company does not engage in proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of the Company's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of September 30, 2015
Commodity liabilities(1)	$(9)	$(16)	$(25)

As of December 31, 2014
Commodity liabilities(1)	$(9)	$(21)	$(30)

(1)
The Company's commodity derivatives not designated as hedging contracts will be included in regulated rates when settled and as of September 30, 2015 and December 31, 2014, a regulatory asset of $25 million and $30 million, respectively, was recorded related to the derivative liability of $25 million and $30 million, respectively.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding derivative contracts with indexed and fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2015	2014
Electricity sales	Megawatt hours	(3)	(3)
Natural gas purchases	Decatherms	157	115

Credit Risk

The Company is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with other utilities, energy marketing companies, financial institutions and other market participants. Credit risk may be concentrated to the extent the Company's counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, the Company analyzes the financial condition of each significant wholesale counterparty, establish limits on the amount of unsecured credit to be extended to each counterparty and evaluate the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, the Company enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtain third-party guarantees, letters of credit and cash deposits. If required, the Company exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide rights to demand cash or other security in the event of a credit rating downgrade ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2015, credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of the Company's derivative contracts in liability positions with specific credit-risk-related contingent features was $4 million as of September 30, 2015 and December 31, 2014, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Assets - investment funds	$9	$—	$—	$9

Liabilities - commodity derivatives	$—	$—	$(25)	$(25)

As of December 31, 2014
Assets - investment funds	$20	$—	$—	$20

Liabilities - commodity derivatives	$—	$—	$(30)	$(30)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of the contracts. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of the Company's nonperformance risk on its liabilities, which as of September 30, 2015 and December 31, 2014, had an immaterial impact to the fair value of its derivative contracts. As such, the Company considers its derivative contracts to be valued using Level 3 inputs. Refer to Note 6 for further discussion regarding the Company's risk management and hedging activities.

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

The following table reconciles the beginning and ending balances of the Company's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Beginning balance	$(33)	$(33)	$(30)	$(47)
Changes in fair value recognized in regulatory assets	2	—	(3)	12
Purchases	—	1	—	—
Settlements	6	3	8	6
Ending balance	$(25)	$(29)	$(25)	$(29)

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

	As of September 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,818	$3,314	$3,066	$3,712

(8)	Commitments and Contingencies

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

In June 2013, the Nevada State Legislature passed Senate Bill No. 123 ("SB 123"), which included, in significant part:

•	Accelerating the plan to retire 800 megawatts ("MW") of coal plants, starting as soon as December 31, 2014;

•	Replacement of such coal plants by issuing requests for proposals for the procurement of 300 MWs from renewable facilities;

•	Construction or acquisition and ownership of 50 MWs of electric generating capacity from renewable facilities;

•	Construction or acquisition and ownership of 550 MWs of additional electric generating capacity; and

•	Assuring regulatory procedures that protect reliability and supply and address financial impacts on customer and utility.

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

In July 2015, the Company filed an amendment to its ERCR Plan with the PUCN. In September 2015, the PUCN approved the filed amendment requesting two renewable power purchase agreements with 100‑MW solar photovoltaic generating facilities related to the replacement of coal plants. Each of these agreements were entered into by issuing requests for proposals for the procurement of energy through the competitive solicitation process that was set forth in the Company's ERCR Plan in compliance with SB 123. In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123. As a result, the Company will not proceed with issuance of a third 100-MW request for proposal for renewable energy until such time as the PUCN determines the Company has satisfactorily demonstrated a need for such electric generating capacity.

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

Sierra Club and Moapa Band of Paiute Indians

In August 2013, the Sierra Club and Moapa Band of Paiute Indians filed a complaint in federal district court in Nevada against the Company and the California Department of Water Resources, alleging that activities at the Reid Gardner Generating Station are causing imminent and substantial harm to the environment and that placement of coal combustion residuals at the on-site landfill constitute "open dumping" in violation of the Resource Conservation and Recovery Act. The complaint also alleges that the Reid Gardner Generating Station is engaged in the unlawful discharge of pollutants in violation of the Clean Water Act. The notice was issued pursuant to the citizen suit provisions of the Resource Conservation and Recovery Act and the Clean Water Act. The California Department of Water Resources was named as a co-defendant in the litigation due to its prior co-ownership in Reid Gardner Generating Station Unit 4. The complaint seeks various injunctive remedies, assessment of civil penalties, and reimbursement of plaintiffs' attorney and legal fees and costs. In August 2014, the federal district court dismissed without prejudice the plaintiff's amended complaint which sought civil penalties. In June 2015, the parties reached a settlement in principle in this matter. In October 2015, the settlement was accepted by the federal district court and did not have a material impact to the Company's Consolidated Financial Statements.

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

Results of Operations for the Third Quarter and First Nine Months of 2015 and 2014

Net income for the third quarter of 2015 was $187 million, an increase of $19 million, or 11%, compared to 2014 due to $20 million of lower impairment costs resulting from the settlement of the general rate case in 2014, lower compensation costs, increased customer usage primarily due to the impacts of weather, lower debt interest expense, increased customer growth and a decrease in operating expenses related to the retirement of Reid Gardner Generating Station Units 1-3, partially offset by ON Line lease expense, which was deferred in 2014 but expensed in 2015, a gain on sale of property in 2014 and lower retail rates as a result of a rate design change from the 2014 general rate case effective January 2015.

Net income for the first nine months of 2015 was $271 million, an increase of $35 million, or 15%, compared to 2014 due to $20 million of lower impairment costs resulting from the settlement of the general rate case in 2014, lower debt interest expense, changes in contingent liabilities, increased customer growth, lower compensation costs and a decrease in operating expenses related to the retirement of Reid Gardner Generating Station Units 1-3, partially offset by ON Line lease expense, which was deferred in 2014 but expensed in 2015, a gain on sale of property in 2014 and higher depreciation and amortization expense.

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

	Third Quarter				First Nine Months
	2015	2014	Change		2015	2014	Change
Gross margin (in millions):
Operating revenue	$878	$867	$11	1%	$1,944	$1,879	$65	3%
Cost of fuel, energy and capacity	362	368	(6)	(2)	879	855	24	3
Gross margin	$516	$499	$17	3	$1,065	$1,024	$41	4

GWh sold:
Residential	3,772	3,675	97	3%	7,586	7,436	150	2%
Commercial	1,429	1,361	68	5	3,560	3,474	86	2
Industrial	2,153	2,101	52	2	5,790	5,743	47	1
Other	55	56	(1)	(2)	153	155	(2)	(1)
Total retail	7,409	7,193	216	3	17,089	16,808	281	2
Wholesale	104	4	100	*	292	10	282	*
Total GWh sold	7,513	7,197	316	4	17,381	16,818	563	3

Average number of retail customers (in thousands):
Residential	786	771	15	2%	781	767	14	2%
Commercial	104	104	—	—	104	104	—	—
Industrial	2	2	—	—	2	2	—	—
Total	892	877	15	2	887	873	14	2

Average retail revenue per MWh	$116.78	$119.63	$(2.85)	(2)%	$111.46	$110.34	$1.12	1%

Heating degree days	—	—	—	—%	624	709	(85)	(12)%
Cooling degree days	2,350	2,246	104	5%	3,767	3,645	122	3%

Sources of energy (GWh)(1):
Coal	623	1,171	(548)	(47)%	1,229	3,748	(2,519)	(67)%
Natural gas	5,198	4,268	930	22	11,304	9,549	1,755	18
Total energy generated	5,821	5,439	382	7	12,533	13,297	(764)	(6)
Energy purchased	2,428	2,270	158	7	5,203	4,623	580	13
Total	8,249	7,709	540	7	17,736	17,920	(184)	(1)

*     Not meaningful

(1)	GWh amounts are net of energy used by the related generating facilities.

Gross margin increased $17 million, or 3%, for the third quarter of 2015 compared to 2014 due to:

•	$11 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$6 million due to higher customer growth in 2015;

•	$3 million in higher customer usage in 2015, primarily due to the impacts of weather; and

•	$3 million in transmission revenue primarily due to increased ON Line usage.
The increase in gross margin was partially offset by:

•	$6 million due to lower retail rates as a result of a rate design change from the 2014 general rate case effective January 2015.

Operating and maintenance decreased $12 million, or 11%, for the third quarter of 2015 compared to 2014 due to $20 million of lower impairment costs resulting from the settlement of the general rate case in 2014, decreased amortizations of demand side management program costs, lower compensation costs and a decrease related to the retirement of Reid Gardner Generating Station Units 1-3. The decrease was offset by $11 million in higher energy efficiency program costs, which are fully recovered in operating revenue, and $8 million in ON Line lease expense, which was deferred in 2014 but expensed in 2015.

Depreciation and amortization increased $5 million, or 7%, for the third quarter of 2015 compared to 2014 due to higher regulatory amortizations as a result of the 2014 general rate case effective January 2015 and the acquisition of Reid Gardner Generating Station Unit 4 in 2014.

Interest expense decreased $3 million, or 6%, for the third quarter of 2015 compared to 2014 primarily due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes in January 2015.

Other, net decreased $6 million, or 60%, for the third quarter of 2015 compared to 2014 due to a gain on sale of property in 2014 and higher interest on deferred charges in 2015.

Income tax expense increased $2 million, or 2%, for the third quarter of 2015 compared to 2014 and the effective tax rate was 35% for 2015 and 37% for 2014. The effective tax rate decreased due to federal tax benefits currently related to domestic production activities.

Gross margin increased $41 million, or 4%, for the first nine months of 2015 compared to 2014 due to:

•	$24 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense;

•	$11 million due to higher customer growth in 2015;

•	$5 million in transmission revenue primarily due to increased ON Line usage; and

•	$3 million in higher customer usage in 2015, primarily due to the impacts of weather.
The increase in gross margin was partially offset by:

•	$2 million due to lower retail rates as a result of a rate design change from the 2014 general rate case effective January 2015.

Operating and maintenance decreased $9 million, or 3%, for the first nine months of 2015 compared to 2014 due to $20 million of lower impairment costs resulting from the settlement of the general rate case in 2014, $14 million in decreased amortizations of demand side management program costs, changes in contingent liabilities, lower compensation costs and a decrease related to the retirement of Reid Gardner Generating Station Units 1-3. The decrease was offset by $26 million in ON Line lease expense and $24 million in higher energy efficiency program costs, which are fully recovered in operating revenue.

Depreciation and amortization increased $18 million, or 9%, for the first nine months of 2015 compared to 2014 due to higher regulatory amortizations as a result of the 2014 general rate case effective January 2015 and the acquisition of Reid Gardner Generating Station Unit 4 in 2014.

Interest expense decreased $13 million, or 8%, for the first nine months of 2015 compared to 2014 primarily due to redemption of $250 million Series L, 5.875% General and Refunding Mortgage Notes in January 2015.

Other, net decreased $5 million, or 25%, for the first nine months of 2015 compared to 2014 due to a gain on sale of property in 2014 and higher interest on deferred charges in 2015, partially offset by a gain on the sale of an equity investment in March 2015.

Income tax expense increased $10 million, or 7%, for the first nine months of 2015 compared to 2014 and the effective tax rate was 35% for 2015 and 37% for 2014. The effective tax rate decreased due to federal tax benefits currently related to domestic production activities.

Liquidity and Capital Resources

As of September 30, 2015, the Company's total net liquidity was $774 million consisting of $374 million in cash and cash equivalents and $400 million of revolving credit facility availability.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2015 and 2014 were $622 million and $451 million, respectively. The change was due to an increase in collections for deferred energy costs, increased customer growth and a one-time bill credit of $15 million to retail customers refunded in 2014 in connection with the BHE Merger. The increase was offset by higher refunds to customers for conservation and renewable programs, settlement payments of contingent liabilities and lower collections of demand side management programs.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2015 and 2014 were $(195) million and $(147) million, respectively. The change was primarily due to an increase in capital expenditures related to construction of the Nellis Solar Array, partially offset by the proceeds received from the sale of assets and an equity investment.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2015 and 2014 were $(273) million and $(10) million, respectively. The change was due to repayments of long-term debt and capital lease obligations and dividends paid to NV Energy in 2015.

In January 2015, the Company repaid the aggregate principal amount outstanding of $250 million 5.875% Series L General and Refunding Mortgage Notes at 100% of the principal amount plus accrued interest with the use of cash on hand and short-term borrowings. The short-term borrowings were repaid in June 2015.

Ability to Issue Debt

The Company's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of September 30, 2015, the Company has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $725 million; (2) refinance up to $553 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. The Company's revolving credit facility contains a financial maintenance covenant which the Company was in compliance with as of September 30, 2015. In addition, certain financing agreements contain covenants which are currently suspended as the Company's senior secured debt is rated investment grade. However, if the Company's senior secured debt ratings fall below investment grade by either Moody's Investors Service or Standard & Poor's, the Company would be subject to limitations under these covenants.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2014	2015	2015

Generation development	$16	$38	$45
Distribution	73	123	167
Transmission system investment	4	2	2
Other	54	51	103
Total	$147	$214	$317

Contractual Obligations

As of September 30, 2015, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Regulatory Matters

The Company is subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, and new regulatory matters occurring in 2015.

State Regulatory Matters

The PUCN's final order approving the BHE Merger stipulated that the Company would not seek recovery of any lost revenue for calendar year 2014 in an amount that exceeded 50% of the lost revenue that the Company could otherwise request. In February 2014, the Company filed an application with the PUCN to reset the EEIR and EEPR. In June 2014, the PUCN accepted a stipulation to adjust the EEIR, as of July 1, 2014, to collect 50% of the estimated lost revenue that the Company would otherwise be allowed to recover for the 2014 calendar year. The EEIR was effective from July through December 2014, reset on January 1, 2015 and was in effect through September 2015. To the extent the Company's earned rate of return exceeds the rate of return used to set base general rates, the Company is required to refund to customers EEIR revenue collected.

In February 2015, the Company filed an application to reset the EEIR and EEPR. In August 2015, the PUCN accepted a stipulation for the Company to calculate the base EEIR using a revised methodology for calculating lost revenue and for the Company to make a $5 million reduction to the EEPR revenue requirement to more accurately reflect the actual level of spending and to minimize any over collection from its customers. The reset of the EEIR and EEPR was effective October 1, 2015 and remains in effect through September 30, 2016. The current EEIR liability is $11 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of September 30, 2015.

In November 2014, one retail electric customer filed an application with the PUCN to purchase energy from a provider of a new electric resource and become a distribution only service customer. The application was denied in June 2015 and the customer subsequently filed a petition for reconsideration. In July 2015, the PUCN approved a settlement agreement between the customer and the Company. In October 2015, the PUCN approved a separate green energy agreement between the Company and the customer and tariff changes embedded in the settlement agreement. However, the customer has not withdrawn its petition for reconsideration. In May 2015, three additional customers filed applications to purchase energy from a provider of a new electric resource and become a distribution only service customer. The applications are pending with the PUCN.

Emissions Reduction and Capacity Replacement Plan

In July 2015, the Company filed an amendment to its Emissions Reduction and Capacity Replacement Plan ("ERCR Plan") with the PUCN. In September 2015, the PUCN approved the filed amendment requesting two renewable power purchase agreements with 100‑MW solar photovoltaic generating facilities related to the replacement of coal plants. Each of these agreements were entered into by issuing requests for proposals for the procurement of energy through the competitive solicitation process that was set forth in the Company's ERCR Plan in compliance with Senate Bill No. 123 ("SB 123"). In June 2015, the Nevada State Legislature passed Assembly Bill No. 498, which modified the capacity replacement components of SB 123. As a result, the Company will not proceed with issuance of a third 100-MW request for proposal for renewable energy until such time as the PUCN determines the Company has satisfactorily demonstrated a need for such electric generating capacity.

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

The primary differences between the Interim JDA and the JDA relate to EIM transactions with the California ISO. The JDA establishes the Company as the EIM scheduling coordinator for both the Company and Sierra Pacific and recognizes that the joint dispatch costs and benefits associated with EIM transactions will be governed by the accounting protocols and allocations set forth in the JDA, which are unchanged from those currently in effect under the Interim JDA. In July 2015, the PUCN approved the JDA with minor modifications, and established December 31, 2019 as the termination date for the agreement. In September 2015, the JDA was approved by the FERC.

Advanced Metering Infrastructure

In October 2014, the PUCN issued an order directing the Company to provide information relating to failures in certain remote disconnect/reconnect electric meters the Company has installed after media reports were published that electric meter failures may have resulted in fire events. The Company completed an internal review in response to this and other federal, state and local inquiries relating to these events. The information compiled and submitted indicates that no fire has resulted from the remote disconnect/reconnect electric meters. Additionally, in October 2014, the Nevada State Fire Marshal issued a report concluding that the incidents of electric arcing fires continue to decrease in Nevada and at this time there is no statewide fire problem related to the replacement of electric meters. In December 2014, the Company filed the requested information with the PUCN. In March 2015, the PUCN staff made additional requests and in May 2015, the Company provided the follow up items and has not received any additional requests pertaining to this item. In September 2015, the Company provided the PUCN electric meter testing results from a third party laboratory. All tests of the integrity and functionality of the meters subject to the distress testing passed. Analysis and internal investigation is continuing, but the Company does not believe this will have a material adverse impact on the Consolidated Financial Statements.

Energy Imbalance Market

The Company and Sierra Pacific had previously announced plans to join the EIM in October 2015. The EIM is expected to reduce costs to serve customers through more efficient dispatch of a larger and more diverse pool of generation resources, more effectively integrate renewables and enhance reliability through improved situational awareness and responsiveness. In July 2015, following the issuance of an order by the FERC and in conjunction with the California ISO's announcement of a supplemental stakeholder process, the California ISO and NV Energy announced a delay in the EIM entrance date. In October 2015, the California ISO and NV Energy filed its Readiness Certification with the FERC; however NV Energy is awaiting the FERC's approval before participating in the EIM.

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

Clean Air Act Regulations

National Ambient Air Quality Standards

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour sulfur dioxide standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2020 sulfur dioxide standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of sulfur dioxide in 2012 or emitted more than 2,600 tons of sulfur dioxide and had an emission rate of at least 0.45 lbs/sulfur dioxide per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. The EPA intends to promulgate final sulfur dioxide area designations no later than July 2, 2016.

In October 2015, the EPA released revised ambient air quality standards for ground level ozone, lowering the standard from 75 parts per billion to 70 parts per billion. Under the Clean Air Act, the EPA is required to finalize a list of areas that are in "nonattainment" with the new standard by October 1, 2017. Given the level at which the standard was set in conjunction with retirements and the installation of controls, the new standard is not expected to have a significant impact on the Company.

Mercury and Air Toxics Standards

Numerous lawsuits have been filed in the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") challenging the Mercury and Air Toxics Standards ("MATS"). In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the United States Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. Oral argument in the case was held before the United States Supreme Court in March 2015, and a decision was issued by the United States Supreme Court in June 2015, which reversed and remanded the MATS rule to the D.C. Circuit for further action. The United States Supreme Court held that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. The United States Supreme Court's decision did not vacate or stay implementation of the MATS rule and until the D.C. Circuit takes further action, the Company continues to have a legal obligation under the MATS rule and its permits issued by the states in which it operates to comply with the MATS rule.

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

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on four building blocks that it determined were the "Best System of Emission Reduction." The four building blocks include: (a) a 6% heat rate improvement from coal-fueled generating facilities; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities to 70%; (c) increased deployment of renewable and non-carbon generating resources; and (d) increased energy efficiency. Under this proposal, states could have utilized any measure to achieve the specified emission reduction goals, with an initial implementation period of 2020-2029 and the final goal to be achieved by 2030. When fully implemented, the proposal was expected to reduce carbon dioxide emissions in the power sector to 30% below 2005 levels by 2030. The final Clean Power Plan was released August 3, 2015 and changed the methodology upon which the Best System of Emission Reduction is based to include: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The EPA also changed the compliance period to begin in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030. Based on changes to the state emission reduction targets, which are now all between 771 pounds per MWh and 1,305 pounds per MWh, the Clean Power Plan, when fully implemented, is expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. The EPA also released on August 3, 2015, a draft federal plan as an option or backstop for states to utilize in the event they do not submit approvable state plans. The draft federal plan is expected to be open for a 90-day public comment period after publication in the Federal Register. States are required to submit initial implementation plans by September 2016, and may request an extension to September 2018. The full impacts of the final rule or the federal plan on the Company cannot be determined until the state develops its implementation plan or the federal plan is finalized. The Company has historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advancement of customer energy efficiency programs.

The GHG rules and the Company's compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts, presenting two alternatives to regulation under the Resource Conservation and Recovery Act ("RCRA"). The public comment period closed in November 2010. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and was effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2015, the applicable credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2015, the Company would have been required to post $73 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the Company's collateral requirements specific to the Company's derivative contracts.

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

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company's exposure to market risk and its management of such risk has not changed materially since December 31, 2014. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 1 of this Form 10‑Q for disclosure of the Company's derivative positions as of September 30, 2015.

Item 4.    Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Company's management, including the President (principal executive officer) and the Chief Financial Officer (principal financial officer), concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Company's President (principal executive officer) and Chief Financial Officer (principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NEVADA POWER COMPANY
(Registrant)

Date:	November 6, 2015	/s/ E. Kevin Bethel
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

101
The following financial information from Nevada Power Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholder's Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.